Form 10-K
period 2000-06-30
GVC VENTURE CORP /DE/
filed 2000-09-25
CIK 814286

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2000.

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________________ to ______________________

Commission File No. 0-15862

                                    GVC VENTURE CORP.
         ----------------------------------------------------------------
                  (Exact name of registrant as specified in its charter)

         Delaware                                             13-3018466
------------------------                             -------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                   No.)

425 East 58th Street, Suite 31C, New York, N.Y.                    10022-2300
-----------------------------------------------               ---------------
(Address of principal executive offices)                      (Zip code)


Registrant's telephone number including area code:  212-753-1812
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

                           Common Stock, $.10 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X           No
                               -----            -----

         Indicate by check mark if disclosure or delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this form 10-K or any amendment to this Form 10-K. [X]

Exhibit Index begins at page 20.

                                     PART 1


         The aggregate market value as of September 21, 2000 of the registrant, held by non-affiliates of the registrant was $ 3,615, calculated on the basis of the last reported trade on June 29, 2000. On that date one trade was reported of 1,000 shares at $.001 per share on the National Association of Securities Dealers Bulletin Board.

         The number of shares outstanding of the registrant's Common Stock as of September 21, 2000 was 3,614,710.

Item 1.    Business
-------    --------

         On October 3, 1990, GVC Venture Corp. (the "Company"), through its wholly owned subsidiary Preston Engravers, Inc. ("Preston"), completed the purchase of the assets of the Preston Engravers' Division of Quincy Technologies, Inc. Preston was engaged in the manufacture of rotary cutting die tools. Unless otherwise indicated herein, references to the Company include the Company's subsidiaries. On August 27, 1993, Preston sold substantially all of its operating assets to Roto-Die Company, Inc. ("Roto-Die") and Roto-Die assumed certain of Preston's liabilities.

         The Company currently engages in no operating activities other than seeking potential opportunities for an acquisition, sale, merger or liquidation. Management, while it looks at many opportunities, investigated at length two possible opportunities. Neither of these resulted in any meeting of the minds and all activity with respect to these two appears to have ceased.

Employees
---------

         The Company currently has no full time employees.

Executive Officers of the Registrant
------------------------------------

       Name                    Position Presently Held with Company
 --------------------          ------------------------------------

Russell Banks                  Chairman of the Board of Directors
                               (Chief Executive Officer) and Director

Gordon L. Banks                President and Director

Marc J. Hanover                Vice President Finance, Secretary and
                               Treasurer (Principal Chief Financial Officer and
                               Accounting Officer)

         Russell Banks, 81, has served as the Company's Chief Executive Officer since its inception, first as President of the Company until June 1988 and since then as Chairman of the Board of Directors. From 1961 through June 8, 1995, Mr. Banks's principal occupation was as President, Chief Executive Officer and a Director of Grow Group, Inc. Imperial Chemical Industries PLC ("ICI") acquired Grow Group, Inc, by means of a cash tender offer in June 1995. Mr. Banks had been retained as a consultant to ICI for a year.

         Gordon L. Banks, 45, has served as President of the Company since June 1988, after service as Vice President of the Company since its inception.

         Marc J. Hanover, 50, has served as Vice President Finance, Treasurer and Chief Financial Officer of the Company since its inception.

         None of the above Officers have received any remuneration from the Company since December 1993 and devote only a minimal amount of time to the affairs of the Company other than seeking potential opportunities, etc.

Item 2.    Properties
-------    ----------

         The Company's mailing address is 425 East 58th Street, Suite 31C, New York, NY 10022-2300.

Item 3.    Legal Proceedings
-------    -----------------

         The Company is not aware of, nor is it a party to, any legal proceeding.

Item 4.    Submission of matters to a Vote of Security Holders
-------    ---------------------------------------------------

         No matters were submitted to shareholders during the twelve months ended June 30, 2000.

                                     PART II

Item 5.    Market for Registrant's Common Equity and related Stockholder Matters
-------    ---------------------------------------------------------------------

         The Company's Common Stock was quoted through the National Association of Securities Dealers Automated Quotations Systems (NASDAQ) under the symbol GPAX until August 6, 1992, at which time it was deleted from such system for failure to meet NASDAQ's minimum bid requirements. The Company is currently quoted on the NASDAQ Bulletin Board. The following table sets forth the high and low bid prices for the Company's Common Stock for each quarterly period during the two fiscal years ended June 30, 2000 and 1999, as reported by the Bulletin Board. The prices are without markups, markdowns or commissions.

Fiscal 2000                                 High                       Low
-----------                                 ----                       ---
First Quarter                               No trades reported for the Quarter
Second Quarter                              1)
Third Quarter                               2)
Fourth Quarter                              3)

Fiscal 1999
-----------
First Quarter                               No trades reported for the Quarter
Second Quarter                              No trades reported for the Quarter
Third Quarter                               No trades reported for the Quarter
Fourth Quarter                              No trades reported for the Quarter

1) During the Second Quarter there were trades on seven occasions. The high price was $ .125 per share and the low price was $ .001 per share.
2) During the Third Quarter there were trades on three occasions. The high price was $ .02 per share and the low price was $. 01 per share.
3) During the Fourth Quarter there were trades on five occasions. The high price was $ .01 per share and the low price was $ .001 per share.

     To date the Company has not paid any cash dividends, and it is not anticipated that dividends will be paid in the foreseeable future.

     As of September 21, 2000, there were approximately 3,889 holders on record of the Company's Common Stock.

Item 6.    Selected Financial Data
-------    -----------------------

         The following table sets forth selected financial information relating to the consolidated results of operations and financial position of the Company and its subsidiaries for each of the five years ended June 30, 2000. These statements should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto contained in Item 8 of this Report.

                                                     For the Year Ended June 30,
                                          ------------ ---------- ---------- ---------- ----------
                                             2000        1999       1998       1997       1996
                                          ------------ ---------- ---------- ---------- ----------
                                                     (In thousands except per share data)
Statement of
Operations Data
---------------
Revenues (1)                                    -           -          -          -          -
Loss from Continuing Operations           $   (37)      $ (39)     $ (33)     $ (31)     $ (31)
Loss from Discontinued Operations               -           -          -          -          -
                                          ----------------------------------------------------
Net Loss                                  $   (37)      $ (39)     $ (31)     $ (31)     $ (31)


Per Share Data:
Basic and Diluted Loss from
Continuing Operations                     $  (.01)      $(.01)     $(.01)     $(.01)     $(.01)
Basic and Diluted Loss from
Discontinued Operations                         -           -          -          -          -
                                          ----------------------------------------------------
Net Loss (2)                              $  (.01)      $(.01)     $(.01)     $(.01)     $(.01)


                                                                    As of  June 30,
                                          ------------ ---------- ---------- ---------- ----------
                                             2000        1999       1998        1997       1996
                                          ------------ ---------- ---------- ---------- ----------


Balance Sheet Data
------------------

Total Assets                                $ 56        $ 38        $  74      $ 1        $ 17
Total Stockholders' Equity/(Deficit)          32          19           58      (53)        (28)
Book Value per Share                        $.01        $.01         $.02        -           -

--------------------------------------------

(1) After fiscal 1994 to date, the Company continues to have no revenues as it is engaged in no operating activities.

(2) Based upon the weighted average shares of Common Stock outstanding of 3,198,043 in 2000, 3,114,710 in 1999, 3,008,176 shares in 1998, 2,439,523 shares in 1997, and 2,421,532 shares in 1996.

Item 7.    Management's Discussion and Analysis of Financial
-------    Condition and Results of Operations
           -----------------------------------

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in Item 8 of this Report.

General
-------

         On October 3, 1990, the Company, through its Preston subsidiary, completed the acquisition of the assets of the Preston Engravers' Division of Quincy Technologies Inc. for $1,561,000. Subsequent to the year ended June 30, 1993, Preston sold on August 27, 1993 substantially all of its assets and certain of its liabilities to Roto-Die.

See "Item 1 - Business" and Note A to Consolidated Financial Statements.

Results of Operations
---------------------

Fiscal 2000 compared to Fiscal 1999
-----------------------------------

Corporate expenses of $37,000 decreased by $2,000 over fiscal 1999 as a result of lower expenses relating to being a public company.

Fiscal 1999 compared to Fiscal 1998
-----------------------------------

Corporate expenses of $39,000 increased by $6,000 over fiscal 1998 as a result of higher state and local franchise taxes.

Liquidity and Capital Resources
-------------------------------

         During fiscal 2000, the Company had a positive cash flow of $18,000 as a result of a $ 50,000 investment in the Company by one investor and the Chairman of the Board and an increase in accounts payables of $5,000. This was partially offset by the need to fund the loss of $ 37,000.

         The Company intends to reactivate its search for potential business opportunities and it believes it has sufficient assets to initiate such a search.

         Under the arrangement with Palisade Investors, Palisade Investors has the right to designate two (2) Directors, which Palisade Investors has not done. In addition, certain registration rights have been granted to Palisade Investors and to Mr. Russell Banks in connection with the shares issued for their investment.

         The Company currently engages in no operating activities.

Effect of Year 2000 Issue
-------------------------

         The Company completed the conversion of its computer system in July of 1999 at a cost of approximately $2,000.

Item 8.    Financial Statements and Supplementary Data
-------    -------------------------------------------

         The following consolidated financial statements of the Company identified below are contained in this report on the pages indicated:

                                                                                       Page
                                                                                       ----
Report of Independent Auditors                                                           8

Consolidated Financial Statements:

                           Consolidated Balance Sheets as of June 30,
                           2000 and 1999...........................                      9

                           Consolidated Statements of Operations for the
                           years ended June 30, 2000, 1999 and 1998.....                10

                           Consolidated Statements of Stockholders' Equity
                           (Deficit) for the years ended June 30, 2000, 1999
                           and 1998.................................                    11

                           Consolidated Statements of Cash Flows for the
                           years ended June 30, 2000, 1999, and 1998.....               12

                           Notes to Consolidated Financial Statements....               13

All other schedules for which provision is made in the applicable accounting regulation of the Securities Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
GVC Venture Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of GVC Venture Corp. and subsidiaries (collectively, the "Company") as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with accepted auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GVC Venture Corp. and subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States.

              /S/ ERNST & YOUNG LLP
                  ERNST & YOUNG LLP


New York, New York
August  15, 2000

                       GVC VENTURE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              June 30,
                                                                       2000             1999
                                                                       ----             ----
                                                                   (In thousands, except share data)
Assets
Current Assets
Cash and cash equivalents                                              $  55            $  37
Prepaid expenses and other current
         assets                                                            1                1
                                                                     ----------         ----------

Total Current Assets                                                      56               38

Machinery & Equipment at cost                                              -                3
Less allowances for depreciation                                           -               (3)
                                                                     ----------         ----------

Net Machinery & Equipment                                                  -                -
                                                                     ----------         ----------
Total Assets                                                           $  56            $  38
                                                                      =========         ==========

Liabilities and Stockholders' Equity (Deficit)
----------------------------------------------

Current Liabilities
Accounts payable and accrued expenses                                  $  24             $ 19
                                                                     ----------         ----------

Total Current Liabilities                                              $  24             $ 19

Stockholders' Equity (Deficit)
Common Stock - $.10 par value; 10,000,000 shares authorized
         3,614,710 shares and 3,114,710 shares issued and
         outstanding in 2000 and 1999, respectively                      361              311
Paid-in capital                                                        1,814            1,814
Accumulated Deficit                                                   (2,143)          (2,106)
                                                                     ----------         ----------
Total Stockholders' Equity (Deficit)                                      32               19
                                                                     ----------         ----------
Total Liabilities & Stockholders' Equity (Deficit)                  $     56             $ 38
                                                                    ==========          ==========

See Notes to Consolidated Financial Statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       YEAR ENDED JUNE 30,
                                                    2000     1999     1998
                                                (In thousands except share data)
Corporate Office Expenses                       $    38   $   40    $   35
Other (income)/expense:
         Interest (income)/expense, net              (1)      (1)       (2)
                                                -----------------------------
NET LOSS                                        $   (37)     (39)      (33)

BASIC AND DILUTED
LOSS PER SHARE                                  $  (.01)  $ (.01)   $ (.01)
                                                =============================
Weighted Average Number of Common
         Shares Outstanding                    3,198,043  3,114,710  3,008,176



See Notes to Consolidated Financial Statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
            ---------------------------------------------------------

                                                      -------------- ------------- ---------------
                                                      Common         Paid-in       Accumulated
                                                      Stock          Capital       Deficit
                                                      -------------- ------------- ---------------
                                                                       (In thousands)
                                                     ----------------------------------------------

Balance at June 30, 1997                             $      246      $    1,735    $  (2,034)

Net Loss                                                                                  (33)
Purchase of  454,545 shares by one investor
and 202,272 shares by the Chairman of the Board              65              79             0
                                                     --------------------------------------------
Balance at June 30, 1998                             $      311      $    1,814     $  (2,067)


Net Loss                                                                                  (39)
                                                     --------------------------------------------
Balance at June 30, 1999                             $      311      $    1,814     $  (2,106)

Net Loss                                                                                  (37)
Purchase of  250,000 shares each by one investor
and the Chairman of the Board, respectively                  50               0             0
                                                     --------------------------------------------
Balance at June 30, 2000                             $      361      $    1,814      $ (2,143)

                                                     ============================================

See Notes to Consolidated Financial Statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              ----------- ----------- ---------
                                                                            June 30,
                                                                 2000          1999      1998
                                                              ----------- ----------- ---------
                                                                        (In thousands)
                                                              ---------------------------------
OPERATING ACTIVITIES:
Net Loss                                                      $  (37)     $   (39)    $   (33)
Adjustment to reconcile net loss to net
       Cash provided (used) by operating activities:
Depreciation                                                       -            -           -
Changes in operating assets and
       Liabilities - net:
(Increase)/decrease in accounts receivable                         -            -           -
(Increase)/decrease in prepaid expenses,
       other current assets and other assets                       -            -          (1)
Increase/(decrease) in accounts payable,
       accrued expenses and other current liabilities              5            3         (38)
                                                              --------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING
       ACTIVITIES                                                (32)         (36)        (72)

INVESTING ACTIVITIES
Write-off of machinery and equipment                               -            -           -
                                                              --------------------------------------------
NET CASH PROVIDED (USED) BY INVESTING
      ACTIVITIES                                                   -            -           -

FINANCING ACTIVITIES
Purchase of the Company's common stock by
one investor and the Chairman of the Board of Directors           50            -         144
                                                              --------------------------------------------
NET CASH PROVIDED (USED) BY FINANCING
      ACTIVITIES                                                   -            -         144
                                                              --------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                                 18          (36)         72


CASH AND CASH EQUIVALENTS AT BEGINNING
      OF YEAR                                                     37           73           1
                                                              --------------------------------------------


CASH AND CASH EQUIVALENTS AT END OF YEAR                    $     55       $   37      $   73
                                                              ============================================

Supplemental Schedule of Cash Flow Information:
-----------------------------------------------

         Interest and Income Taxes paid were as follows:
                                    (In thousands)

                  Interest                                  $      0      $     0             $         0

                                                              ============================================
                  Income Taxes                              $      7      $     8          $       5

                                                              ============================================

See Notes to Consolidated Financial Statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

Note A - Accounting Policies and Basis of Presentation
------------------------------------------------------

Basis Of Presentation: On October 3, 1990, GVC Venture Corp. (the "Company"), through its wholly owned subsidiary Preston Engravers, Inc. ("Preston"), completed the purchase of the assets of the Preston Engravers' Division of Quincy Technologies, Inc. Preston was engaged in the manufacture of rotary cutting die tools. Unless otherwise indicated herein, references to the Company include the Company's subsidiaries. On August 27, 1993, Preston sold substantially all of its operating assets to Roto-Die Company, Inc. ("Roto-Die") and Roto-Die assumed certain of Preston's liabilities.

The Company currently engages in no operating activities other than seeking potential opportunities for an acquisition, sale, merger or liquidation.

Consolidated: The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions and accounts have been eliminated in consolidations.

Income Taxes: The Company has operating loss carryforwards of $ 12,203,000 which expire as follows; $110,000 --2002; $4,025,000 -- 2003; $5,161,000 -- 2004;
$499,000 -- 2005; $329,000 -- 2006; $301,000 -- 2007; $571,000 -- 2008; $929,000
-- 2009; $99,000 -- 2010; $34,000 -- 2011; $34,000 -- 2012; $34,000 -- 2013,
$40,000 -- 2014 and $37,000 -- 2015.

A full valuation allowance has been recorded as a reserve against deferred tax assets due to the Company's history of operating losses.

Depreciation: Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

Net Loss Per Share: During the fourth quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", the effect of which was not significant. Basic and diluted loss per share is based on the weighted average number of shares outstanding in fiscal 2000, 1999 and 1998. Basic and diluted loss per share are equivalent for all periods presented, as there is a loss from operations in each period.

Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Note B - Commitments and Contingencies:
---------------------------------------

         Rental expenses for leases for continuing operations was $0, $0 and $0 in 2000, 1999 and 1998, respectively. Future minimum rental commitments at June 30, 2000 were $0.

Note C - Accounts Payable and Accrued Expenses
----------------------------------------------

         Accounts payable, accrued expenses and other current liabilities consist of the following:

                                           June 30,          June 30,
                                             2000              1999
                                             ----              ----
                                                 (In thousands)
                                             ------------------------
Trade creditors                              $    2            $    3
Professional fees                                 9                 8
State & Local Taxes                              13                 8
                                             ------            -------
Total                                        $   24             $  19
                                             ======            ======

Note D - Warrants
-----------------

         The Company had warrants outstanding entitling a holder to purchase 155,446 shares of the Company's common stock for $.76 per share. The warrants expired on June 30, 1998.

Note E - Incentive Plan
-----------------------

         The Company has an incentive plan covering 1,250,000 shares of its common stock for restricted stock awards and stock options.

         For the year ended June 30, 1998 no options to purchase common stock were granted. In fiscal 1999 options to purchase 10,000 shares were granted. No options were granted during fiscal 2000. At June 30, 2000, there were options to purchase 10,000 shares issued and outstanding at an exercise price of $.22 per share.

Note F - Quasi Reorganization
-----------------------------

         In 1990, the Company established a new basis for accounting for assets, liabilities and stockholders' equity. There were no changes in the historical asset values of the Company as fair values were not significantly different and, as a result, the paid-in-capital and the deficit of the Company were reduced by $26,070,000.

Item 9.    Changes in and Disagreements with Accountants on
-------    Accounting and Financial Disclosures.
           ------------------------------------------------

                                      None

                                    Part III

Item 10.   Directors and Executing Officers of the Registrant   .
--------   ------------------------------------------------------

                                    The following information is given with
                                    respect to each director and executive
                                    officer of the company.
                                    Position presently held with Company.
                                    -------------------------------------
Russell Banks                       Chairman of the Board of Directors (Chief Executive Officer)
                                    and Director

John J. Hoey                        Director

Cornelius J. Reid, Jr.              Director

Gordon L. Banks                     President and Director

Marc J. Hanover                     Vice President Finance, Secretary and Treasurer and Chief Financial
                                    Officer

         Russell Banks, 81, has served as the Company's Chief Executive Officer since its inception, first as President of the Company until June 1988 and since then as Chairman of the Board of Directors. From 1961 through June 8, 1995, Mr. Banks's principal occupation was as President, Chief Executive Officer and a Director of Grow Group, Inc. Imperial Chemical Industries PLC ("ICI") acquired Grow Group, Inc, by means of a cash tender offer in June 1995. Mr. Banks had been retained as a consultant to ICI for a year.

         Gordon L. Banks, 45, has served as President of the Company since June 1988, after service as Vice President of the Company since its inception.

         John J. Hoey, 61, was President, Chief Executive Officer and Director of Hondo Oil & Gas Inc. ("Hondo"), a publicly quoted oil and gas company, until it was merged into Lonmin, Plc. (UK) on December 23, 1998. He became a Director of Hondo in June 1993 and CEO on December 1, 1993. He is also the President of Beneficial Capital Corp., which wholly owns, controls, or has a significant equity interest in public and private oil and gas companies, proprietary schools, brew pubs, etc. He has been a Director of Beneficial Capital Corp. for more than the past five years. Mr. Hoey also served as President and a director of Atlantic Refining and Marketing Corp., a marketer of refined petroleum products, for more than five years prior to its sale to Sun Company in November 1988 and Atlantic Fuels Marketing Corp. (formerly Ultramar Petroleum Inc.) prior to its liquidation and sale of operating divisions in 1991.

         Cornelius J. Reid., 76, has, since November 1989, been Vice Chairman of AON Insurance Services of New York and, for more than five years prior thereto was Chairman, Chief Executive Officer and a Director of Rollins Hudig Hall of New York, Inc. (formerly Rollins Burdick Hunter), an insurance brokerage firm. Rollins Hudig Hall provides insurance brokerage services for the Company.

         Marc J. Hanover, 50, has served as Vice President Finance, Treasurer and Secretary and Chief Financial Officer of the Company since its inception.

         Gordon L. Banks is the son of Russell Banks. Marc J. Hanover is the nephew of Russell Banks' wife. None of the other directors or officers are related.

         Pursuant to a Warrant Agreement entered into between Grow (since acquired by "ICI") and the Company in connection with the distribution on June 17, 1987 of the Company's common stock by Grow to its shareholders, the Company has agreed to use its best efforts to cause Russell Banks (or, if he no longer is an Officer of Grow, a person approved by Grow) to be nominated and elected to serve on the Company's Board of Directors. This obligation continues so long as Grow holds the warrant issued under the Warrant Agreement or shares issued upon the exercise of such warrants representing in the aggregate at least 5% of the outstanding Common Stock of the Company. In addition, in view of Grow's investment in the Company (including capital contributions and the foregoing warrant), and to provide continuity of management, the Board of Directors of Grow and the Company have requested Russell Banks to serve as Chief Executive Officer of the Company and to spend a portion of his time in the management of the Company. The Warrant expired on June 30, 1998 and accordingly the company believes that Grow (and/or ICI) no longer has any rights or interest in the matter discussed above.

Item 11.   Executive Compensation
--------

         Set forth below is information pertaining to the compensation awarded by the Company to its executive officers in fiscal 1999 and 2000.

                           Summary Compensation Table
                           --------------------------

                                                              Long Term Compensation
                                                              ----------------------

                  Annual Compensation                         Awards                    Payouts

---------------- -------- ---------- -------- ----------- ---------- ------------ --------- ------------
      (a)          (b)       (c)       (d)       (e)         (f)         (g)        (h)         (i)
---------------- -------- ---------- -------- ----------- ---------- ------------ --------- ------------
                                              Other       Re-
                                              Annual      stricted                          All Other
Name and                                      Compen-     Stock                   LTIP      Compen-
Principal                 Salary *   Bonus    sation      Awards     Options/     Payouts   sation
Position         Year        ($)       ($)       ($)         ($)     SARs(#)        ($)         ($)
---------------- -------- ---------- -------- ----------- ---------- ------------ --------- ------------
Russell
Banks            1998         0         0         0           0           0          0           0
Chairman         1999         0         0         0           0           0          0           0
                 2000         0         0         0           0           0          0           0

Gordon
Banks            1998         0         0         0           0           0          0           0
President        1999         0         0         0           0           0          0           0
                 2000         0         0         0           0           0          0           0

Marc
Hanover          1998         0         0         0           0           0          0           0
VP Finance       1999         0         0         0           0           0          0           0
                 2000         0         0         0           0           0          0           0
---------------- -------- ---------- -------- ----------- ---------- ------------ --------- ------------

* No salaries have been paid since December 1993.

Aggregated Option Exercises in Last Fiscal Year and August 28, 1999 Option
Values

------------------------ ------------- ----------- ------------------------- ----------------
          (a)                (b)          (c)                (d)                   (e)
------------------------ ------------- ----------- ------------------------- ----------------
                                                   Number of Unexercised     Value of
                                                   Options at August 28,     Unexercised
                                                   2000 (#)                  In-the-Money
                                                                             Options at
                                                                             August 28,
                                                                             2000 ($)
------------------------ ------------- ----------- ------------------------- ----------------
Name and Principal       Shares          Value     Exercisable/
Position                 Acquired On    Realized   Unexercisable
                         Exercise(#)      ($)
------------------------ ------------- ----------- ------------------------- ----------------
Russell Banks                 0            0                  0                     0
Chairman

Gordon Banks                  0            0                  0                     0
President

Marc Hanover                  0            0                  10,000                0
VP Finance
------------------------ ------------- ----------- ------------------------- ----------------

No options have been exercised and there are 10,000 options outstanding at $.22 per share.

Standard Remuneration of Directors

         The Company has discontinued its practice of paying non-employee directors an annual retainer of $5,000 and a fee of $500 for participating in each Board or Committee meeting. It is anticipating that the payment of such retainer and fees will be resumed after the Company has acquired a business. All directors are reimbursed for expenses incurred in attending Board and Committee meetings.

Item 12.   Security Ownership of Certain Beneficial Owners
--------   and Management
           -----------------------------------------------

         The following table sets forth information, at September 21, 2000 as to the only person (including any "group" as the term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) known by the Company to own beneficially more than five percent of the outstanding shares of Common Stock of the Company, its only class of voting securities:

                                                              Amount and Nature
                           Name                               of Beneficial             Percent
Title of Class             Beneficial Owner                   Ownership                 of Class (1)
--------------             -------------------------------------------------------------------------
Common Stock               Palisade Investors LLC             704,545                   19.5%
                           1 Bridge Plaza
                           Fort Lee, NJ  07024

Common Stock               Russell Banks                      644,156(2)                17.8%
                           14 East 75th Street
                           New York, NY  10021

Common Stock               Gordon L. Banks                    249,808                   6.9%
                           25 Fifth Avenue
                           New York, NY  10003

Common Stock               Marc J. Hanover                    159,149                   4.4%
                           425 East 58th Street
                           New York, NY  10022

---------------------------------

(1) Percent of class for the named person assumes the issuance of the shares subject to the exercisable portion of the options or warrants held by such person but not other stock issuances (other than presently outstanding stock).

(2) Includes 294,156 shares of common stock owned by two trusts of which Mr. Banks is the trustee.

         The following table sets forth information, at September 21, 2000, as to the beneficial ownership of the Company's Common Stock by (i) each director of the Company, (ii) directors and officers of the Company as a group:

                                    Amount and Nature
Name of                             of Beneficial                               Percent
Beneficial Owner                    Ownership (1)           .                   of Class (2)
------------------                  -------------------------                   ------------
Russell Banks                       644,156 (3)                                 17.8%

Gordon Banks                        249,808                                     6.9%

John J. Hoey                        22,727                                      .6%

Cornelius J. Reid, Jr.              22,840                                      .6%

Directors and officers as a group
(5 persons, including the above)    1,098,680 (4)                               30.3%
---------------------------------

(1) Unless otherwise noted, the beneficial owner has sole voting and investment power.

(2) Percent of class for the named person assumes the issuance of the shares subject to the exercisable portion of the options or warrants held by such person but not other stock issuances (other than presently outstanding stock).

(3) Includes 294,156 shares of common stock owned by two trusts of which Mr. Banks is the trustee.

(4)      Includes the shares reflected in footnotes 3 and 4.

Item 13.   Certain Relationships and Related Transactions

                                      None

Item 14.   Exhibits, Financial Statement Schedules, and Reports
--------   On Form 8-K
           ----------------------------------------------------

           (a) (1) Financial Statements .
           ------------------------------

         The Consolidated Financial Statements of the Company identified below are contained in Item 8 of this Report on the pages indicated:

                                                                           Sequential
                                                                            Page No.
                                                                            --------
Report of Independent Auditors.........................                     8

Consolidated Financial Statements:

                    Consolidated Balance Sheets - June 30,
                    2000 and 1999.........................                  9

                    Consolidated Statements of Operations -
                    Years ended June 30, 2000, 1999 and 1998....           10

                    Consolidated Statements of Stockholders'
                    (Deficit) - years ended June 30, 2000, 1999
                    and 1998.................................              11

                    Consolidated Statements of Cash Flows -
                    Years ended June 30, 2000, 1999, and 1998....          12

                    Notes to Consolidated Financial Statements....         13

                    (a)  (2)  Financial Statement Schedules
                    ---------------------------------------

         The schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Exhibits
--------

++2.1             Purchase Agreement dated as of August 29, 1990 by and among
                  Quincy Technologies, Inc. and Preston Acquisition Inc.
                  (Exhibit 2.1)
^2.2              Purchase Agreement dated as of August 27, 1993 by and between
                  Preston and Roto-Die (Exhibit 2.2)
*3.1              Restated Certificate of Incorporation of the Company. (Annex C
                  to the company's information as part or its registration of securities on Form 10)
+3.2              By Laws of the Company, as amended (Exhibit 3.2).
*4.1              Certificate of Common Stock, par value $.10 per share, of the
                  Company (Exhibit 4.1).
X10.1             Warrant Agreement dated June 1, 1987 between Grow and the
                  Company (Exhibit 10.1).
!10.2             Form of Subordinated Convertible Debenture issued by Preston, a subsidiary of the Registrant (Exhibit 10.2).
!10.3             Form of equipment lease between Preston, a subsidiary of the
                  Registrant and Lessor (Exhibit 10.3).
!10.4             Registrant's Executive Incentive Plan, as amended (Exhibit
                  10.4).

(b)               Reports on Form 8-K
                  -------------------

                  On September 9, 1993 the Company filed a current Report on Form 8-K disclosing under Item 2 the Disposition of Certain Assets.

+ Filed as the parenthetically indicated exhibit to Company's Annual Report on Form 10-K for the year ended June 30, 1990, File No. 0-15862.

* Filed as the parenthetically indicated exhibit to Amendment No. 1 to the Company's Registration of Securities on Form 10, File 10, File No. 0-15862

X Filed as the parenthetically indicated exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1987, File No. 0-15862.

++ Filed as the parenthetically indicated exhibit to the Company's current report on Form 8-K dated on or about October 3, 1990, File No. 0-15862.

! Filed as the parenthetically indicated exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1992.

^ Filed as the parenthetically indicated exhibit to the Company's registration on Form 8-K dated September 9, 1993.

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GVC VENTURE CORP.

Dated:  September 21, 2000                    By: /s/Russell Banks
                                              --------------------
                                                 Russell Banks, Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                             By: /s/Russell Banks
                                              --------------------
                                               Russell Banks, Chairman of the
                                               Board of Directors (Principal
                                               Executive Officer) and Director
                                               Date:  September 21, 2000

                                             By: /s/Gordon Banks
                                              --------------------
                                               Gordon Banks, President
                                               and Director
                                               Date:  September 21, 2000

                                             By: /s/Marc Hanover
                                             -------------------
                                                Marc Hanover, Vice-President
                                                Finance and Treasurer (Principal
                                                Chief Financial Officer and
                                                Accounting Officer
                                                Date:  September 21, 2000

                                             By: /s/John J. Hoey
                                              --------------------
                                                John J. Hoey, Director
                                                Director
                                                Date:  September 21, 2000

                                             By: /s/Cornelius J. Reid, Jr.
                                             -----------------------------
                                                 Cornelius J. Reid, Jr.
                                                 Director
                                                 Date:  September 21, 2000

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                GVC VENTURE CORP.

Dated:  September 21, 2000
                                                -------------------------
                                                Russell Banks, Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                -------------------------
                                                Russell Banks, Chairman of the
                                                Board of Directors (Principal
                                                Executive Officer) and Director
                                                Date:  September 21, 2000


                                                -------------------------
                                                Gordon Banks, President
                                                and Director
                                                Date:  September 21, 2000


                                                 -------------------------
                                                 Marc Hanover, Vice-President
                                                Finance and Treasurer (Principal
                                                 Chief Financial Officer and
                                                 Accounting Officer
                                                 Date:  September 21, 2000


                                                 -------------------------
                                                 John J. Hoey, Director
                                                 Director
                                                 Date:  September 21, 2000


                                                  -------------------------
                                                  Cornelius J. Reid, Jr.
                                                  Director
                                                  Date:  September 21, 2000