Form 10-Q
period 2000-09-30
GVC VENTURE CORP /DE/
filed 2000-11-03
CIK 814286

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended September 30, 2000.

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to _____________________

Commission File No. 0-15862

                           GVC VENTURE CORP.
--------------------------------------------------------------------
                  (Exact name of registrant as specified in its charter)

         Delaware                                        13-3018466
--------------------------------                    --------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

425 East 58th Street, Suite 31C, New York, NY               10022
-------------------------------------------          --------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number including area code: 212-753-1812

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes     X                          No
                           ----------                         ----------

         Indicate the number of shares outstanding of each of issuer's classes of common stock, as of latest practicable date:

         The number of shares outstanding of the registrant's Common Stock as of November 3, 2000 was 3,614,710.

Item 1.                Consolidated Financial Statements
-------                ---------------------------------

                       GVC VENTURE CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                              September 30,                  June 30,
                                                                       2000                      2000
                                                              -------------             -------------

Assets

----------
Current Assets
Cash and cash equivalents                                     $          39             $        55
Prepaid expenses and other current assets                                 1                       1
                                                                -----------             -----------

Total Current Assets                                          $          40             $        56

Machinery & equipment at cost                                             -                       -
Less allowances for depreciation                                          -                       -
                                                                -----------             -----------
Net Machinery & equipment                                                 -                       -
                                                                -----------             -----------
Total Assets                                                  $          40             $        56
                                                                ===========             ===========
Liabilities and Stockholders' Equity

-----------------------------------------

Current Liabilities

Accounts payable and accrued expenses                         $          31             $        24
                                                                -----------             -----------
Total Current Liabilities                                     $          31             $        24

Stockholders' Equity

Common   Stock - $.10 par value; 10,000,000 shares
                 authorized,  3,614,710 shares and
                 3,614,710 shares issued and outstanding
                 in Fiscal 2001 and 2000, respectively.                 361                     361
Paid-in Capital                                                       1,814                   1,814
Accumulated Deficit                                                  (2,166)                 (2,143)
                                                                -----------             -----------
Total Stockholders' Equity                                                9                      32
                                                                -----------             -----------

Total Liabilities & Stockholders' Equity                      $          40            $         56
                                                                ===========             ===========

The accompanying notes to these Consolidated Financial Statements are an integral part of these Financial Statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                       Three Months Ended
                                                                       September 30,
                                                               ------------------------------------

                                                                        2000                 1999
                                                               --------------        --------------

                                                                 (In thousands except per share data)

Corporate Office Expenses                                    $            23         $           5
                                                              --------------         --------------
NET LOSS                                                     $           (23)        $          (5)
                                                              ==============         ==============

NET LOSS PER SHARE                                                      (.01)                    -
                                                              ==============         ==============

Weighted Average Number of Common

         Shares Outstanding                                        3,614,710              3,614,710
                                                              ==============         ==============


The accompanying notes to these Consolidated Financial Statements are an integral part of these Financial Statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     Three Months Ended
                                                                     September 30,
                                                                     2000                 1999
                                                              -----------               -----------
                                                                         (In thousands)
OPERATING ACTIVITIES:
Net (Loss)                                                          $(23)                 $ (5)
Adjustment to reconcile net loss to net
         cash provided (used) by operating activities:
Changes in operating assets and
         liabilities - net:
Increase/Decrease in accounts receivables and
other current assets                                                 --                    --
Increase/(decreases) in accounts payable,
         accrued expenses and other current liabilities                7                   (13)
                                                                    ----                  ----
NET CASH PROVIDED (USED) BY OPERATING
         ACTIVITIES                                                  (16)                  (18)

INVESTING ACTIVITIES

NET CASH PROVIDED (USED) BY INVESTING
         ACTIVITIES                                                  --                    --

FINANCING ACTIVITIES                                                 --                    --
                                                                    ----                  ----
NET CASH PROVIDED (USED) BY FINANCING
         ACTIVITIES                                                  --                    --

                                                                    ----                  ----
INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS                                                 (16)                  (18)

CASH AND CASH EQUIVALENTS AT BEGINNING
         OF YEAR                                                      56                    74
                                                                    ----                  ----
CASH AND CASH EQUIVALENTS AT END OF YEAR                            $ 40                  $ 61
                                                                    ====                  ====
Note 1: Interest and Income Taxes paid were as follows:

                  Interest                                           --                    --
                                                                    ====                  ====

                  Franchise Income Taxes                            $  1                  $  5
                                                                    ====                  ====


The accompanying notes to these Consolidated Financial Statements Are an integral part of these Financial Statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


               __________________________________________________

A. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X relating to the preparation of interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2001. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

Item 2.           Management's Discussion and Analysis of Financial
----------        Condition And Results of Operations
                  ------------------------------------------


Results of Operations - Three months ended September 30, 2000 compared with Three months ended September 30, 1999.

-------------------------------------------------------------

Corporate expenses of $ 23,000 increased by $ 18,000 compared to the prior year as a result of legal fees related to the annual meeting.

Liquidity and Capital Resources
--------------------------------

         During the first quarter of fiscal 2001, the Company had a negative cash flow of $ 16,000 as a result of funding the first quarter loss, partially offset by higher accounts payable by $ 7,000.

         At September 30, 2000, the Company had cash and cash equivalents of $ 40,000.

         The Company currently engages in no operating activities.

                                   Signatures
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on its behalf by the undersigned thereunto duly authorized.

                                         GVC VENTURE CORP.



Date:    November 3, 2000                By:/s/ Russell Banks
                                            ---------------------
                                            Russell Banks, Chairman
                                            Of the Board of Directors
                                            (Principal Executive
                                            Officer) and Director

Date:    November 3, 2000                By:/s/ Marc J. Hanover
                                            ---------------------
                                            Marc J. Hanover, Vice-
                                            President Finance and Treasurer
                                            (Principal Chief Financial Officer)
                                            and Accounting Officer