Form 10-Q
period 2000-12-31
GVC VENTURE CORP /DE/
filed 2001-02-14
CIK 814286

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended December 31, 2000

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________________ to ________________

Commission File No. 0-15862

                                GVC VENTURE CORP.
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                   13-3018466
---------------------------------           ------------------------------
(State or other jurisdiction                (I.R.S. Employer
of incorporation or organization)           Identification No.)

 425 East 58th Street, Suite 31c, New York, NY
----------------------------------------------
(Address of principal executive offices)                    10022
                                                         -----------
                                                         (zip code)

Registrant's telephone number including area code:  212- 753-1812


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X   No
                            ----------------

      Indicate the number of shares outstanding of each of issuer's classes of common stock, as of latest practicable date:


      The number of shares outstanding of the registrant's Common Stock as of February 9, 2001 was 3,614,710

                   GVC VENTURE CORP. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                             December 31          June 30,
                                                                                   2000              2000
                                                                                -------           -------
                                                                         (In thousands, except per share data)
Assets
-------
Current Assets
Cash and cash equivalents                                                       $    13           $    55
Prepaid Expenses                                                                      -           $     1
                                                                                -------           -------
Total Current Assets                                                            $    13           $    56

Machinery & equipment at cost                                                          -                 -
Less allowances for depreciation                                                       -                 -
                                                                                -------           -------
Net Machinery & equipment                                                              -                 -

                                                                                -------           -------
Total Assets                                                                    $    13           $    56
                                                                                =======           =======


Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities
Accounts payable and accrued expenses                                           $    34           $    24
                                                                                -------           -------
Total Current Liabilities                                                       $    34           $    24

Stockholders' Equity
Common Stock - $.10 par value; 50,000,000
       shares authorized and 3,614,710 shares
       issued and outstanding on both dates                                     $   361           $   361
Paid-in Capital                                                                 $ 1,814           $ 1,814
Accumulated Deficit                                                             $(2,196)          $(2,143)
                                                                                -------           -------
Total Stockholders' Equity                                                      $   (21)          $    32

                                                                                -------           -------
Total Liabilities & Stockholders' Equity                                        $    13           $    56
                                                                                =======           =======



See Notes to Consolidated Financial Statements

                       GVC VENTURE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                         Three Months Ended              Six Months Ended
                                                            December 31,                   December 31,

                                                       2000            1999             2000          1999
                                                    ---------------------------------------------------------
                                                            (In thousands except per share data)

Corporate Office Expenses                           $       29      $        4      $        53    $      10
Interest (Income) Expense- Net                               -               -                -             -
                                                    -----------------------------------------------==========
NET LOSS                                            $      (29)     $       (4)     $       (53)   $     (10)
                                                    =========================================================

NET LOSS PER SHARE                                           -               -                -            -
                                                    =========================================================

Weighted Average Number of Common
       Shares Outstanding                            3,614,710       3,114,710        3,614,710     3,114,710
                                                    =========================================================




See Notes to Consolidated Financial Statements

                       GVC VENTURE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 Six Months Ended December 31,
                                                                                   2000                 1999
                                                                                -----------           --------
                                                                                          (In thousands)
OPERATING ACTIVITIES:
Net (Loss)                                                                      $      (53)           $   (10)
Adjustment to reconcile net loss to net
       cash provided (used) by operating activities:
Changes in operating assets and liabilities - net:
(Increase)/decrease in prepaid expenses,
       other current assets and other assets                                    $        1                  -
Increase/(decrease) in accounts payable,
       accrued expenses and other current liabilities                           $       10            $   (13)

                                                                                -----------           --------
NET CASH PROVIDED (USED) BY OPERATING
       ACTIVITIES                                                               $      (42)           $   (23)

NET CASH PROVIDED (USED) BY INVESTING
       ACTIVITIES                                                                        -                  -

NET CASH PROVIDED (USED) BY FINANCING
       ACTIVITIES                                                                        -                  -

                                                                                -----------           --------
INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                                              $      (42)           $   (23)

                                                                                -----------           --------
CASH AND CASH EQUIVALENTS AT BEGINNING
       OF YEAR                                                                  $       55            $    38
                                                                                -----------           --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $       13            $    15

                                                                                ===========           ========
Note 1:   Interest and Income Taxes paid were as follows:
                            (In thousands)

       Interest                                                                          -                  -

                                                                                ===========           ========

       Income Taxes                                                             $        1            $      6

                                                                                ===========           ========


See Notes to Consolidated Financial Statements

                       GVC VENTURE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             -------------------------------------------------------

     A. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X related the preparation of interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2001. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.


Item 2.            Management's Discussion and Analysis of Financial
                   Condition And Results of Operations
-------            -------------------------------------------------


Results of Operations - Three months ended December 31, 2000 compared with Three months ended December 31, 1999.
--------------------------------------------

     Corporate expenses for the three months ended December 31, 2000 were $29,000, an increase of $25,000 over the three months ended December 31, 1999 as a result of expenses incurred in connection with the stockholders meeting held on December 6, 2000.


Results of Operations - Six months ended December 31, 2000 compared with Six months ended December 31, 1999.
--------------------------------------------

     Corporate expenses for the six months ended December 31, 2000 were $53,000, an increase of $43,000 over the six months ended December 31, 1999 as a result of expenses incurred in connection with the stockholders meeting held on December 6, 2000.


Liquidity and Capital Resources
-----------------------------------

     During the first half of fiscal 2001, the Company had a negative cash flow of $42,000, as a result of funding the Net Loss of $53,000, somewhat offset by higher accounts payable balances of $10,000.


     At December 31, 2000, the Company had cash and cash equivalents of $13,000. The Company continues to examine potential business opportunities as they are presented to it.


     The Company currently engages in no operating activities.

                                   Signatures
                                   ----------


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on its behalf by the undersigned thereunto duly authorized.

                                            GVC VENTURE CORP.



Date: February 9, 2001                      By:/s/ Russell Banks
                                            ----------------------
                                             Russell Banks, Chairman
                                             of the Board of Directors
                                             (Principal Executive Officer)
                                             and Director



Date: February 9, 2001                      By:/s/ Marc Hanover
                                            ----------------------
                                             Marc Hanover, Vice- President
                                             Finance and Treasurer
                                             (Principal Chief Financial
                                             Officer and Accounting Officer