Form 10-Q
period 2001-03-31
GVC VENTURE CORP /DE/
filed 2001-05-15
CIK 814286

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended March 31, 2001

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________________ to ________________

Commission File No. 0-15862

                                GVC VENTURE CORP.
             (Exact name of registrant as specified in its charter)

                Delaware                                   13-3018466
-----------------------------------------     ----------------------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)

425 East 58th Street, Suite 31c, New York, NY                   10022
---------------------------------------------              -----------------
                                                               (zip code)

Registrant's telephone number including area code: 212- 7531812

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No
                                        ----    ----

       Indicate the number of shares outstanding of each of issuer's classes of common stock, as of latest practicable date:

       The number of shares outstanding of the registrant's Common Stock as of May 7, 2001 was 4,414,710.


                                     GVC VENTURE CORP. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                          March 31,                          June 30,
                                                             2001                               2000
                                                       ------------------                 -----------------
                                                          (In thousands, except per share data)
Assets
Current Assets
Cash and cash equivalents                                            $ 7                              $ 55
Prepaid expenses and other current
       assets                                                          -                                 1
                                                       ------------------                 -----------------
Total Current Assets                                                   7                                56
Machinery & equipment at cost                                          -                                 -
Less allowances for depreciation                                       -                                 -
                                                       ------------------                 -----------------
Net Machinery & equipment                                              -                                 -
                                                       ------------------                 -----------------
Total Assets                                                         $ 7                              $ 56
                                                       ==================                 =================

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities
Accounts payable and accrued expenses                                 12                                24
                                                       ------------------                 -----------------
Total Current Liabilities                                             12                                24

Stockholders' Equity
Common Stock - $.10 par value; 50,000,000 shares authorized, 4,414,710 shares and 3,614,710 shares issued and
       outstanding, respectively                                     441                               361
Paid-in Capital                                                    1,754                             1,814
Accumulated Deficit                                               (2,200)                           (2,143)
                                                       ------------------                 -----------------
Total Stockholders' Equity                                            (5)                               32
                                                       ------------------                 -----------------
Total Liabilities & Stockholders' Equity                             $ 7                              $ 56
                                                       ==================                 =================

See Notes to Consolidated Financial Statements

                                                      2

                                      GVC VENTURE CORP. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 Three Months Ended                 Nine Months Ended
                                                                     March 31,                          March 31,
                                                             2001              2000             2001             2000
                                                       ----------------------------------------------------------------------
                                                                 (In thousands except per share data)
Corporate Office Expenses                                            $ 4              $ 4             $ 57              $ 14
Interest (Income) Expense- Net                                         -                -                -                -
                                                       ----------------------------------------------------------------------

NET LOSS                                                            $ (4)            $ (4)           $ (57)            $ (14)
                                                       ======================================================================

Loss per share of Common Stock:
NET LOSS PER SHARE                                                     -                -            (0.02)                -
                                                       ======================================================================
Weighted Average Number of Common
       Shares Outstanding                                      4,148,043        3,114,710        3,792,488         3,114,710
                                                       ======================================================================


See Notes to Consolidated Financial Statements

                                     GVC VENTURE CORP. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     Nine Months Ended
                                                                                         March 31,
                                                                                   2001             2000
                                                                         --------------------------------------
                                                                            (In thousands)
OPERATING ACTIVITIES:
Net (Loss)                                                                          $ (57)         $ (14)
Adjustment to reconcile net loss to net
       cash provided (used) by operating activities:
Changes in operating assets and
       liabilities - net:
(Increase)/decrease in prepaid expenses,
       other current assets and other assets                                         1.00
Increase/(decrease) in accounts payable,
       accrued expenses and other current liabilities                                 (12)           (12)
                                                                         --------------------------------------
NET CASH PROVIDED (USED) BY OPERATING
       ACTIVITIES                                                                     (68)           (27)

INVESTING ACTIVITIES                                                                    -              -
                                                                         --------------------------------------
NET CASH PROVIDED (USED) BY INVESTING
       ACTIVITIES                                                                       -              -

FINANCING ACTIVITIES
Equity investment in the Company as a result of
       the private placements                                                       20.00              -
                                                                         --------------------------------------
NET CASH PROVIDED (USED) BY FINANCING
       ACTIVITIES                                                                   20.00              -
                                                                         --------------------------------------
INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                                                    (48)           (27)

CASH AND CASH EQUIVALENTS AT BEGINNING
       OF YEAR                                                                         55             37

                                                                         --------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                              $ 7            $10
                                                                         ======================================

Note 1:   Interest and Income Taxes paid were as follows:
                                         (In thousands)

                    Interest                                                            -              -
                                                                         ======================================
                    State & Local Income
                    and Franchise Taxes                                               $ 5            $ 6
                                                                         ======================================

See Notes to Consolidated Financial Statements

                       GVC VENTURE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 -------------------------------------------------------------------------------

       A. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X related to the preparation of interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2001. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

Item 2.                     Management's Discussion and Analysis of Financial
-----------                 Condition And Results of Operations
                            ----------------------------------------------------

Results of Operations - Three months ended March 31, 2001 compared with Three months ended March 31, 2000.
---------------------------------------


       Corporate expenses of $4,000 remained unchanged from the third quarter of the prior fiscal year.


Results of Operations - Nine months ended March 31, 2001 compared with Nine months ended March 31, 2000
-------------------------------------


       Corporate office expenses of $57,000 increased by $ 43,000 from the nine months of fiscal 2001 as a result of expenses incurred in connection with the annual meeting in December of 2000.

Liquidity and Capital Resources
-------------------------------

       During the nine months of fiscal 2001, the Company had a negative cash flow of $48,000, as a result of funding the Net Loss of $57,000. This was partially offset by the chairman of the Board and Palisade Investors LLC each purchasing $ 10,000 of the Company's common stock for 2.5 cents per share.

       At March 31, 2001, the Company had cash and cash equivalents of $7,000 and the Company continues its search for potential business opportunities and believes it will have sufficient assets to do the same for the foreseeable future. A member of the Board and a significant shareholder have aggreed to invest a total of $ 20,000 before June 25, 2001.

     The company currently engages in no operating activities.

                            Part II - Other Information
                            ---------------------------


Item 2. Changes in Securities
-----------------------------


         None, see the secnd paragraph under liquidity and capital resources above.

                                   Signatures
                               ------------------


       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on its behalf by the undersigned thereunto duly authorized

                                          GVC VENTURE CORP.



Date: May 9, 2001                         By:/s/ Russell Banks
                                          ----------------------------------
                                             Russell Banks, Chairman of the
                                             Board of Directors (Principal
                                             Executive Officer) and Director




Date: May 9, 2001                         By:/s/ Marc J. Hanover
                                          ----------------------------------
                                             Marc Hanover, Vice-President
                                             Finance and Treasurer (Principal
                                             Chief Financial Officer and
                                             Accounting Officer