Form 10-K
period 2001-06-30
GVC VENTURE CORP /DE/
filed 2001-09-28
CIK 814286

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2001.

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________________ to ______________________

Commission File No. 0-15862

                                    GVC VENTURE CORP.
         ----------------------------------------------------------------
                  (Exact name of registrant as specified in its charter)

         Delaware                                            13-3018466
-------------------------------                 -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                                 No.)

425 East 58th Street, Suite 31C, New York, N.Y.              10022-2300
-----------------------------------------------     ----------------------------
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

         Indicate by check mark if disclosure or delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this form 10-K or any amendment to this Form 10-K. [X]

Exhibit Index begins at page 21.

                                     PART 1

         The aggregate market value as of September 20, 2001 of the registrant, held by non-affiliates of the registrant was $ 5,215, calculated on the basis of the last reported trade on May 31, 2001 on the Electronic Bulletin Board of the NASDAQ . On that date one trade was reported at $.001 per share on the National Association of Securities Dealers Bulletin Board.

         The number of shares outstanding of the registrant's Common Stock as of September 20, 2001 was 5,214,710.

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

         The Company currently engages in no operating activities other than seeking potential opportunities for an acquisition, sale, merger or liquidation. Management , while it looks at many opportunities, investigated at length two opportunities. Neither of these resulted in any meeting of the minds and all activity to these two appears to have ceased.

Employees
---------

         The Company currently has no full time employees.

Executive Officers of the Registrant
------------------------------------

       Name                     Position Presently Held with Company
       ----                     ------------------------------------

Russell Banks                   Chairman of the Board of Directors
                                (Chief Executive Officer) and Director

Gordon L. Banks                 President and Director

Marc J. Hanover                 Vice President Finance, Secretary and
                                Treasurer (Principal Chief Financial Officer and
                                Accounting Officer)

         Russell Banks, 82, has served as the Company's Chief Executive Officer since its inception, first as President of the Company until June 1988 and since then as Chairman of the Board of Directors, devoting part of his time (less than 5%), to the management of the Company. From 1961 through June 8, 1995, Mr. Banks's principal occupation was as President, Chief Executive Officer and a Director of Grow Group, Inc. Imperial Chemical Industries PLC ("ICI") acquired Grow Group, Inc, by means of a cash tender offer in June 1995. Mr. Banks had been retained as a consultant to ICI for a year.

         Gordon L. Banks, 46, has served as President of the Company since June 1988, after service as Vice President of the Company since its inception.

         Marc J. Hanover, 51, has served as Vice President Finance and Treasurer of the Company since its inception.

         None of the above Officers have received any remuneration from the Company since December 1993 and devote only a minimal amount of time to the affairs of the Company other than seeking potential opportunities, etc.

Item 2.                    Properties
-------                    ----------

         The Company's mailing address is 425 East 58th Street, Suite 31C, New York, NY 10022-2300.

Item 3.                    Legal Proceedings
-------                    -----------------

        The Company is not aware of, nor is it a party to, any legal proceeding.

Item 4.                    Submission of matters to a Vote of Security Holders
------------               ----------------------------------------------------

         No matters were submitted to shareholders during the twelve months ended June 30, 2001.

                                     PART II

Item 5.                     Market for Registrant's Common Equity and related
-------                     -------------------------------------------------
                            Stockholder Matters
                            -------------------

         The Company's Common Stock was quoted through the National Association of Securities Dealers Automated Quotations Systems (NASDAQ) under the symbol GPAX until August 6, 1992, at which time it was deleted from such system for failure to meet NASDAQ's minimum bid requirements. The Company is currently quoted on the NASDAQ Bulletin Board. The following table sets forth the high and low bid prices for the Company's Common Stock for each quarterly period during the two fiscal years ended June 30, 2001 and 2000, as reported by the Bulletin Board. The prices are without markups, markdowns or commissions.

Fiscal 2001                                 High                       Low
-----------                                 ----                       ---
First Quarter                               1)
Second Quarter                              2)
Third Quarter                               3)
Fourth Quarter                              4)

Fiscal 2000
-----------
First Quarter                               No trades reported for the Quarter
Second Quarter                              5)
Third Quarter                               6)
Fourth Quarter                              7)

1) During the First Quarter there were trades on three occasions. The high price was $ .01 per share and the low price was $ .001 per share.

2) During the Second Quarter there were trades on three occasions. The high price was $ .05 per share and the low price was $ .001 per share.

3)       During the Third Quarter there were three trades at $ .001 per share.

4) During the Fourth Quarter there were trades on two occasions. The high price was $ .003 per share and the low price was $ .001 per share.

5) During the Second Quarter there were trades on seven occasions. The high price was $ .125 per share and the low price was $ .001 per share.

6) During the Third Quarter there were trades on three occasions. The high price was $ .02 per and the low price was $ .01 per share.

7) During the Fourth Quarter there were trades on five occasions. The high price was $ .01 per share and the low price was $ .001 per share.

         To date the Company has not paid any cash dividends, and it is not anticipated that dividends will be paid in the foreseeable future.

         As of September 20, 2001, there were approximately 3,807 holders on record of the Company's Common Stock.

Item 6.               Selected Financial Data
-------               -----------------------

         The following table sets forth selected financial information relating to the consolidated results of operations and financial position of the Company and its subsidiaries for each of the five years ended June 30, 2001. These statements should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto contained in Item 8 of this Report.

                                                     For the Year Ended June 30,
                                          ------------ ---------- ---------- ---------- ----------
                                            2001         2000       1999       1998       1997
                                          ------------ ---------- ---------- ---------- ----------

                                                     (In thousands except per share data)
Statement of
Operations Data
Revenues (1)                             -         -          -            -            -
Loss from Continuing Operations     $ ( 80)    $ (37)     $ (39)       $ (33)       $ (31)
Loss from Discontinued Operations        -         -          -            -            -
                                    -----------------------------------------------------------------
Net Loss                            $ ( 80)    $ (37)     $ (39)       $ (33)       $ (31)

Per Share Data:
Basic and Diluted Loss from
Continuing Operations               $ (.02)   $(.01)       $(.01)       $(.01)      $(.01)
Basic and Diluted Loss from
Discontinued Operations                  -        -            -            -           -
                                    -----------------------------------------------------------------
Net Loss (2)                        $ (.02)   $(.01)       $(.01)       $(.01)      $(.01)

                                                                    As of  June 30,
                                          ------------ ---------- ---------- ---------- ----------
                                            2001         2000       1999        1998       1997
                                          ------------ ---------- ---------- ---------- ----------

Balance Sheet Data
------------------

Total Assets                              $ 18            $ 56        $ 38          $ 74         $ 1
Total Stockholders' Equity/(Deficit)        (8)             32          19            58         (53)
Book Value per Share                         -            $.01        $.01          $.02           -

-----------------------------------------

(1) After fiscal 1994 to date, the Company continues to have no revenues as it is engaged in no operating activities.
(2) Based upon the weighted average shares of Common Stock outstanding of 3,948,044 in 2001, 3,198,043 shares in 2000, 3,114,710 shares in 1999,
         3,008,176 shares in 1998, and 2,439,523 shares in 1997.

Item 7.                    Management's Discussion and Analysis of Financial
------                     Condition and Results of Operations
                           -----------------------------------

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in Item 8 of this Report.

General
-------

         On October 3, 1990, the Company, through its Preston subsidiary, completed the acquisition of the assets of the Preston Engravers' division of Quincy Technologies Inc. for $1,561,000. Subsequent to the year ended June 30, 1993, Preston sold on August 27, 1993, substantially all of its assets and certain of its liabilities to Roto-Die. See "Item 1 - Business" and Note A to Consolidated Financial Statements.

Results of Operations
---------------------

Fiscal 2001 compared to Fiscal 2000
-----------------------------------

Corporate expenses of $80,000 increased by $43,000 over fiscal 2000 as a result of the annual meeting expenses incurred.

Fiscal 2000 compared to Fiscal 1999
-----------------------------------

Corporate expenses of $37,000 decreased by $ 2,000 over fiscal 1999 as a result of lower state and state franchise taxes.

Liquidity and Capital Resources
-------------------------------

         During fiscal 2001, the company had a negative cash flow of $47,000 as a result of the Net Loss of $ 80,000 and an increase in Current Assets. This was partially offset by a $20,000 investment by Palisades Investors LLC ("Palisades")of Fort Lee, New Jersey at $.025 per share of the Company's Common Stock and by the sale of $20,000 of the Company's Common stock to the Chairman of the Board of Directors at $.025 per share.

         The Company intends to continue its search for potential business opportunities and it believes it has sufficient assets to continue such a search.

         Under the arrangement with Palisades, Palisades has the right to designate two (2) Directors, which Palisades has not done. In addition, certain registration rights have been granted to Palisades and to Mr. Russell Banks in connection with the shares issued for their investment.

         The Company currently engages in no operating activities.

Effect of Year 2000 Issue
-------------------------

         The Company completed the conversion of its computer system in July of 1999 at a cost of approximately $ 2,000.


Item 8.                    Financial Statements and Supplementary Data
-------                    -------------------------------------------

         The following consolidated financial statements of the Company identified below are contained in this report on the pages indicated:

                                                                           Page
                                                                           ----

Report of Independent Auditors ..........................................  8

Consolidated Financial Statements:

              Consolidated Balance Sheets as of June 30,
              2001 and 2000..............................................  9

              Consolidated Statements of Operations for the
              years ended June 30, 2001, 2000 and 1999................... 10

              Consolidated Statements of Stockholders' Equity
              (Deficit) for the years ended June 30, 2001, 2000
              and 1999................................................... 11

              Consolidated Statements of Cash Flows for the
              years ended June 30, 2001, 2000, and 1999.................. 12

              Notes to Consolidated Financial Statements................. 13

All other schedules for which provision is made in the applicable accounting regulation of the Securities Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
GVC Venture Corp.  and Subsidiaries


We have audited the accompanying consolidated balance sheets of GVC Venture Corp. and subsidiaries (collectively, the "Company") as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GVC Venture Corp. and subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States.



                                                            /s/Ernst & Young LLP

New York, New York
August 31, 2001

                          GVC VENTURE CORP. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                                                                      June 30,
                                                             2001                2000
                                                             ----                ----
                                                        (In thousands, except share data)
Assets
------

Current Assets
Cash and cash equivalents                                   $     8           $    55
Accounts Receivables and other current
         assets                                                  10                 1
                                                            -------           -------
Total Current Assets                                             18                56
                                                            -------           -------
Total Assets                                                $    18           $    56
============                                                =======           =======

Liabilities and Stockholders' Equity (Deficit)
----------------------------------------------

Current Liabilities
Accounts payable and accrued expenses                       $    26           $    24
                                                            -------           -------

Total Current Liabilities                                   $    26           $    24


Stockholders' Equity (Deficit)
Common Stock - $.10 par value; 10,000,000 shares authorized
         5,214,710 shares and 3,614,710 shares issued and
         outstanding in 2001 and 2000, respectively             521               361
Paid-in capital                                               1,694             1,814
Accumulated Deficit                                          (2,223)           (2,143)
                                                            -------           -------

Total Stockholders' Equity (Deficit)                             (8)               32
                                                            -------           -------

Total Liabilities & Stockholders' Equity (Deficit)          $    18           $    56
                                                            =======           =======
See Notes to Consolidated Financial Statements.


                          GVC VENTURE CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            YEAR ENDED JUNE 30,
                                                       2001        2000          1999

                                                       (In thousands except share data)

Corporate Office Expenses                           $    80       $  38         $  40
Other (income)/expense:
         Interest (income)/expense, net                   -          (1)           (1)
                                                             -------------------------
NET LOSS                                            $   (80)        (37)          (39)

BASIC AND DILUTED
LOSS PER SHARE                                      $  (.02)      $(.01)        $(.01)
                                                    =================================
Weighted Average Number of Common
         Shares Outstanding                        3,948,044    3,198,043    3,114,710


See Notes to Consolidated Financial Statements.


                           GVC VENTURE CORP. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                      ------------------------------------------------
                                                      Common           Paid-in         Accumulated
                                                      Stock            Capital         Deficit
                                                      ------------------------------------------------

                                                                       (In thousands)                         .
                                                      ------------------------------------------------


Balance at June 30, 1998                            $   311            $ 1,814          $(2,067)

Net Loss                                                                                    (39)
                                                    --------------------------------------------
Balance at June 30, 1999                            $   311            $ 1,814          $(2,106)

Net Loss                                                                                    (37)
Purchase of  250,000 shares each by one
investor and the Chairman of the Board,
respectively                                             50
                                                    --------------------------------------------

Balance at June 30, 2000                            $   361            $ 1,814          $(2,143)

Net Loss                                                                                    (80)
Purchase of  800,000 shares each by one
investor and the Chairman of the Board ,
respectively                                            160               (120)
                                                    --------------------------------------------

Balance at June 30, 2001                            $   521            $ 1,694          $(2,223)
                                                    =============================================

See Notes to Consolidated Financial Statements.


                                  GVC VENTURE CORP. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                ---------------------------------------
                                                                                June 30,
                                                                  2001            2000          1999
                                                                ---------------------------------------

                                                                             (In thousands)
                                                                ---------------------------------------

OPERATING ACTIVITIES:
Net Loss                                                         $(80)            $(37)         $(39)
Adjustment to reconcile net loss to net
       Cash (used) by operating activities:
Changes in operating assets and
       Liabilities - net:
(Increase)/decrease in accounts receivable                        (10)               -             -
                                                                                                ----
(Increase)/decrease in prepaid expenses,
       other current assets and other assets                        1                -             -

Increase/(decrease) in accounts payable,
       accrued expenses and other current liabilities               2                5             3
                                                                ---------------------------------------

NET CASH (USED) BY OPERATING
       ACTIVITIES                                                 (87)             (32)          (36)


FINANCING ACTIVITIES
Purchase of the Company's common stock
by one investor and the Chairman of the Board                      40               50             -
                                                                ---------------------------------------

NET CASH PROVIDED  BY FINANCING
      ACTIVITIES                                                   40               50             -
                                                                ---------------------------------------

INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                                 (47)              18           (36)

CASH AND CASH EQUIVALENTS AT BEGINNING
      OF YEAR                                                      55               37            73
                                                                ---------------------------------------

CASH AND CASH EQUIVALENTS AT END
OF YEAR                                                          $  8             $ 55          $ 37
                                                                =======================================

Supplemental Schedule of Cash Flow Information:

         Interest and Income Taxes paid were as follows:
                                    (In thousands)

                  Interest                                       $  0             $  0          $  0
                  Income Taxes                                   $  7             $  7          $  8
                  ==================================================================================

See Notes to Consolidated Financial Statements

                       GVC VENTURE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Accounting Policies and Basis of Presentation
------------------------------------------------------

The Company currently engages in no operating activities other than seeking potential opportunities for an acquisition, sale, merger or liquidation.

Consolidated: The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions and accounts have been eliminated in consolidations.

Income Taxes: The Company has operating loss carryforwards of $12,283,000 which expire as follows; $110,000 - 2002; $4,025,000 - 2003; $5,161,000 - 2004;
$499,000 - 2005; $329,000 - 2006; $301,000 - 2007; $571,000 - 2008; $929,000 -
2009; $99,000 - 2010; $34,000 - 2011, $34,000 - 2012, $34,000 - 2013, $40,000 -
2014, $37,000 - 2015 and $80,000 - 2016.

A full valuation allowance has been recorded as a reserve against deferred tax assets due to the Company's history of operating losses.

Depreciation: Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

Net Loss Per Share: Basic and diluted loss per share is based on the weighted average number of shares outstanding in fiscal 2001, 2000 and 1999. Basic and diluted loss per share are equivalent for all periods presented, as there is a loss from operations in each period.

Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Note B - Commitments and Contingencies:
---------------------------------------

         Rental expenses for leases for continuing operations was $0, $0 and $0 in 2001, 2000 and 1999, respectively. Future minimum rental commitments at June 30, 2001 were $0.

Note C - Accounts Payable and Accrued Expense
---------------------------------------------

Accounts payable, accrued expenses and other current liabilities consist of the following:
                                        June 30,                 June 30,
                                         2001                      2000
                                         ----                      ----
                                                (In thousands)
                                       -------------------------------
Trade creditors                        $     5                 $     2
Professional fees                            8                       9
State & Local Taxes                         13                      13
                                       -------                 -------
Total                                  $    26                 $    24
                                       =======                 =======

Note D - Incentive Plan
-----------------------

         The Company has an incentive plan covering 1,250,000 shares of its common stock for restricted stock awards and stock options.

         In fiscal 1999 options to purchase 10,000 shares were granted. No options were granted during fiscal 2000. In fiscal 2001 options to purchase 25,000 shares were granted. At June 30, 2001, there were options to purchase 10,000 and 25,000 shares issued and outstanding at an exercise price of $.22 and $.10 per share, respectively.

Note E - Quasi Reorganization
-----------------------------

         In 1990, the Company established a new basis for accounting for assets, liabilities and stockholders' equity. There were no changes in the historical asset values of the Company as fair values were not significantly different and as a result, the paid-in-capital and the deficit of the Company were reduced by $26,070,000.

Item 9.                    Changes in and Disagreements with Accountants on
-------                    Accounting and Financial Disclosures.
                           ------------------------------------------------

                                      None

                                    Part III

Item 10.                   Directors and Executing Officers of the Registrant
--------                   --------------------------------------------------

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

John J. Hoey               Director

Cornelius J. Reid, Jr.     Director

Gordon L. Banks            President and Director

Marc J. Hanover            Vice President Finance, Secretary and Treasurer

         Russell Banks, 82, has served as the Company's Chief Executive Officer since its inception, first as President of the Company until June 1988 and since then as Chairman of the Board of Directors, devoting part of his time (less than 5%), to the management of the Company. From 1961 through June 8, 1995, Mr. Banks's principal occupation was as President, Chief Executive Officer and a Director of Grow Group, Inc. Imperial

Chemical Industries PLC ("ICI") acquired Grow Group, Inc, by means of a cash tender offer in June 1995. Mr. Banks had been retained as a consultant to ICI for a year.

         Gordon L. Banks, 46, has served as President of the Company since June 1988, after service as Vice President of the Company since its inception.

         John J. Hoey, 62, was President, Chief Executive Officer and Director of Hondo Oil & Gas Inc. ("Hondo"), a publicly quoted oil and gas company, until it was merged into Lonmin, Plc. (UK) on December 23, 1998. He became a Director of Hondo in June 1993 and CEO on December 1, 1993. He is also the President of Beneficial Capital Corp., which wholly owns, controls, or has a significant equity interest in public and private oil and gas companies, proprietary schools, brew pubs, etc. He has been a Director of Beneficial Capital Corp. for more than the past five years. Mr. Hoey also served as President and a director of Atlantic Refining and Marketing Corp., a marketer of refined petroleum products, for more than five years prior to its sale to Sun Company in November 1988 and Atlantic Fuels Marketing Corp. (formerly Ultramar Petroleum Inc.) prior to its liquidation and sale of operating divisions in 1991.

         Cornelius J. Reid., 77, has, since November 1989, been Vice Chairman of AON Insurance Services of New York and, for more than five years prior thereto was Chairman, Chief Executive Officer and a Director of Rollins Hudig Hall of New York, Inc. (formerly Rollins Burdick Hunter), an insurance brokerage firm. Rollins Hudig Hall provided insurance brokerage services for the Company.

         Marc J. Hanover, 51, has served as Vice President Finance, Treasurer and Secretary of the Company since its inception.

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

Item 11.                   Executive Compensation
--------

         Set forth below is information pertaining to the compensation awarded by the Company to its executive officers in fiscal 1997 and 1998.

                           Summary Compensation Table
                           --------------------------

                                                              Long Term Compensation
                                                              ----------------------
                  Annual Compensation                         Awards                    Payouts

---------------- -------- ---------- -------- ----------- ---------- ------------ --------- ------------
      (a)          (b)       (c)       (d)       (e)         (f)         (g)        (h)         (i)
---------------- -------- ---------- -------- ----------- ---------- ------------ --------- ------------
                                              Other       Re-
                                              Annual      stricted                          All Other
                                              Compen-satioStock                   LTIP      Compen-
Name and                  Salary *   Bonus       ($)      Awards     Options/     Payouts   sation
Principal        Year        ($)       ($)                   ($)     SARs(#)        ($)         ($)
Position
---------------- -------- ---------- -------- ----------- ---------- ------------ --------- ------------
Russell
Banks            1999         0         0         0           0           0          0           0
Chairman         2000         0         0         0           0           0          0           0
                 2001         0         0         0           0           0          0           0

Gordon
Banks            1999         0         0         0           0           0          0           0
President        2000         0         0         0           0           0          0           0
                 2001         0         0         0           0           0          0           0

Marc
Hanover          1999         0         0         0           0           0          0           0
VP Finance       2000         0         0         0           0           0          0           0
                 2001         0         0         0           0           0          0           0
---------------- -------- ---------- -------- ----------- ---------- ------------ --------- ------------

* No salaries have been paid since December 1993.

Aggregated Option Exercises in Last Fiscal Year and August 28, 2001 Option Values

------------------------ ------------- ----------- ------------------------- ----------------
          (a)                (b)          (c)                (d)                   (e)
------------------------ ------------- ----------- ------------------------- ----------------
                                                   Number of Unexercised     Value of
                                                   Options at August 28,     Unexercised
                                                   2001 (#)                  In-the-Money
                                                                             Options at
                                                                             August 28,
                                                                             2001 ($)
------------------------ ------------- ----------- ------------------------- ----------------
Name and Principal       Shares Ac-      Value     Exercisable/
Position                 quired On      Realized   Unexercisable
                         Exercise(#)      ($)
------------------------ ------------- ----------- ------------------------- ----------------
Russell Banks                 0            0                  0                     0
Chairman

Gordon Banks                  0            0                  0                     0
President

Marc Hanover                  0            0             35,000                     0
VP Finance
------------------------ ------------- ----------- ------------------------- ----------------

No options have been exercised and there are 10,000 and 25,000 options outstanding at $.22 and $.10 per share, respectively.

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

Item 12.                   Security Ownership of Certain Beneficial Owners
--------                   and Management
                           -----------------------------------------------

         The following table sets forth information, at September 20, 2001 as to the only person (including any "group" as the term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) known by the Company to own beneficially more than five percent of the outstanding shares of Common Stock of the Company, its only class of voting securities:

                                                        Amount and Nature
                           Name                         of Beneficial             Percent
Title of Class             Beneficial Owner             Ownership                 of Class (1)
--------------             -------------------------------------------------------------------
Common Stock               Palisades Investors LLC      1,504,545                      28.9%
                           1 Bridge Plaza
                           Fort Lee, NJ  07024

Common Stock               Russell Banks                1,444,156(2)                   27.7%
                           14 East 75th Street
                           New York, NY  10021

Common Stock               Gordon L. Banks                 249,808                      4.8%
                           25 Fifth Avenue
                           New York, NY  10003

Common Stock               Marc J. Hanover                 159,149                      3.0%
                           425 East 58th Street
                           New York, NY  10022

---------------------------------

(1) Percent of class for the named person assumes the issuance of the shares subject to the exercisable portion of the options or warrants held by such person but not other stock issuances (other than presently outstanding stock).

(2) Includes 294,156 shares of common stock owned by a trust of which Mr. Banks is the trustee.

         The following table sets forth information, at September 20, 2001, as to the beneficial ownership of the Company's Common Stock by (i) each director of the Company, (ii) directors and officers of the Company as a group:

                                    Amount and Nature
Name of                             of Beneficial                               Percent
Beneficial Owner                    Ownership (1)           .                   of Class (2)
------------------                  -------------------------                   ------------
Russell Banks                                1,444,156(2)                         27.7%


Gordon Banks                                   249,808                             4.8%

John J. Hoey                                    22,727                              .4%

Cornelius J. Reid, Jr.                          22,840                              .4%

Directors and officers as a group      1,898,680(4)                               36.2%
(5 persons, including the above)
---------------------------------

(1) Unless otherwise noted, the beneficial owner has sole voting and investment power.

(2) Percent of class for the named person assumes the issuance of the shares subject to the exercisable portion of the options or warrants held by such person but not other stock issuances (other than presently outstanding stock).

(3)      Includes 294,156 shares of common stock owned by a trust of which Mr.
         Banks is the trustee.

(4)      Includes the shares reflected in footnotes 3 and 4.


Item 13.                   Certain Relationships and Related Transactions
--------                   ----------------------------------------------

                                    None

Item 14.                   Exhibits, Financial Statement Schedules, and Reports
                           On Form 8-K.
                           ----------------------------------------------------

                                     (a) (1) Financial Statements.
                                     ------------------------------

         The Consolidated Financial Statements of the Company identified below are contained in Item 8 of this Report on the pages indicated:

                                                                        Sequential
                                                                         Page No.
                                                                         --------
Report of Independent Auditors ..........................................  8

Consolidated Financial Statements:

              Consolidated Balance Sheets as of June 30,
              2001 and 2000..............................................  9

              Consolidated Statements of Operations for the
              years ended June 30, 2001, 2000 and 1999................... 10

              Consolidated Statements of Stockholders' Equity
              (Deficit) for the years ended June 30, 2001, 2000
              and 1999................................................... 11

              Consolidated Statements of Cash Flows for the
              years ended June 30, 2001, 2000, and 1999.................. 12

              Notes to Consolidated Financial Statements................. 13

              (a)  (2)  Fiancial Statement Schedules
              --------------------------------------

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

                  On September 9, 1993 the Company filed a current Report on Form 8-K disclosing under Item 2 the Disposition of Certain Assets.

+ Filed as the parenthetically indicated exhibit to Company's Annual Report on Form 10-K for the year ended June 30, 1990, File No. 0-15862.

* Filed as the parenthetically indicated exhibit to Amendment No. 1 to the Company's Registration of Securities on Form 10, File 10, File No. 0-15862

X Filed as the parenthetically indicated exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1987, File No. 0-15862.

++ Filed as the parenthetically indicated exhibit to the Company's current report in Form 8-K dated on or about October 3, 1990, File No. 0-15862.

! Filed as the parenthetically indicated exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1992.

^ Filed as the parenthetically indicated exhibit to the Company's registration on Form 8-K dated September 9, 1993.

                                   Signatures
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     GVC VENTURE CORP.

Dated:  September 20, 2001                           By: /s/Russell Banks
                                                     -------------------------
                                                     Russell Banks, Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                        By: /s/Russell Banks
                                           -------------------------
                                           Russell Banks, Chairman of the
                                           Board of Directors (Principal
                                           Executive Officer) and Director
                                           Date:  September 20, 2001

                                        By: /s/Gordon Banks
                                           -------------------------
                                           Gordon Banks, President
                                           and Director
                                           Date:  September 20, 2001

                                        By: /s/Marc Hanover
                                           -------------------------
                                           Marc Hanover, Vice-President
                                           Finance and Treasurer (Principal
                                           Chief Financial Officer and
                                           Accounting Officer
                                           Date:  September 20, 2001

                                        By: /s/John J. Hoey
                                           -------------------------
                                           John J. Hoey, Director
                                           Director
                                           Date:  September 20, 2001


                                        By: /s/Cornelius J. Reid, Jr.
                                           -----------------------------
                                           Cornelius J. Reid, Jr.
                                           Director
                                           Date:  September 20, 2001

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     GVC VENTURE CORP.

Dated:  September 20, 2001                           By: /s/Russell Banks
                                                     -------------------------
                                                     Russell Banks, Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                        By: /s/Russell Banks
                                           -------------------------
                                           Russell Banks, Chairman of the
                                           Board of Directors (Principal
                                           Executive Officer) and Director
                                           Date:  September 20, 2001

                                        By: /s/Gordon Banks
                                           -------------------------
                                           Gordon Banks, President
                                           and Director
                                           Date:  September 20, 2001

                                        By: /s/Marc Hanover
                                           -------------------------
                                           Marc Hanover, Vice-President
                                           Finance and Treasurer (Principal
                                           Chief Financial Officer and
                                           Accounting Officer
                                           Date:  September 20, 2001

                                        By: /s/John J. Hoey
                                           -------------------------
                                           John J. Hoey, Director
                                           Director
                                           Date:  September 20, 2001


                                        By: /s/Cornelius J. Reid, Jr.
                                           -----------------------------
                                           Cornelius J. Reid, Jr.
                                           Director
                                           Date:  September 20, 2001