Form 10-Q
period 2001-09-30
GVC VENTURE CORP /DE/
filed 2001-11-14
CIK 814286

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended September 30, 2001.

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to _____________________

Commission File No. 0-15862

                                GVC VENTURE CORP.
        ________________________________________________________________
             (Exact name of registrant as specified in its charter)

         Delaware                                         13-3018466
--------------------------------                     --------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


425 East 58th Street, Suite 31C, New York, NY               10022
----------------------------------------------       --------------------
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

      The number of shares outstanding of the registrant's Common Stock as of November 9, 2001 was 5,214,710.

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                       GVC VENTURE CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                               US Dollars (000's)
                                                        September 30,          June 30,
                                                                2001               2001
                                                       -------------      -------------
Assets

Current Assets
Cash and cash equivalents                                   $    10            $     8
Accounts receivables and other current assets                    --                 10
                                                            -------            -------

Total Current Assets                                        $    10            $    18

Machinery & equipment at cost                                    --                 --
Less allowances for depreciation                                 --                 --
                                                            -------            -------
Net Machinery & equipment                                        --                 --
                                                            -------            -------
Total Assets                                                $    10            $    18
                                                            =======            =======
Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued expenses                       $    22            $    26
                                                            -------            -------
Total Current Liabilities                                   $    22            $    26

Stockholders' Equity
Common Stock - $.10 par value; 10,000,000 shares
         authorized, 5,214,710 shares and 5,214,710
         shares issued and outstanding in Fiscal 200    2
         and 2001, respectively                                 521                521
Paid-in Capital                                               1,694              1,694
Accumulated Deficit                                          (2,227)            (2,223)
                                                            -------            -------
Total Stockholders' Equity                                      (12)                (8)
                                                            -------            -------

Total Liabilities & Stockholders' Equity                    $    10            $    18
                                                            =======            =======


The accompanying notes to these Consolidated Financial
Statements are an integral part of these Financial Statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     Three Months Ended
                                                        September 30,
                                               ------------------------------
                                                     2001              2000
                                           (In thousands except per share data)

Corporate Office Expenses                         $         4       $        23

                                                  -----------       -----------
NET LOSS                                          $        (4)      $       (23)
                                                  ===========       ===========


NET LOSS PER SHARE                                         --              (.01)
                                                  ===========       ===========

Weighted Average Number of Common
         Shares Outstanding                         5,214,710         3,948,044
                                                  ===========       ===========



The accompanying notes to these Consolidated Financial Statements are an integral part of these Financial Statements.


                       GVC VENTURE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  Three Months Ended
                                                                     September 30,
                                                                  2001           2000
                                                              -----------     -----------
                                                                     (In thousands)

OPERATING ACTIVITIES:
Net (Loss)                                                       $ (4)          $(23)
Adjustment to reconcile net loss to net
         cash provided (used) by operating activities:
Changes in operating assets and
         liabilities - net:
Increase/Decrease in accounts receivables and
other current assets                                               10             --
Increase/(decreases) in accounts payable,
         accrued expenses and other current liabilities            (4)             7
                                                                 ----           ----
NET CASH PROVIDED (USED) BY OPERATING
         ACTIVITIES                                                 2            (16)

INVESTING ACTIVITIES

NET CASH PROVIDED (USED) BY INVESTING
         ACTIVITIES                                                --             --

FINANCING ACTIVITIES                                               --             --
                                                                 ----           ----
NET CASH PROVIDED (USED) BY FINANCING
         ACTIVITIES                                                --             --

                                                                 ----           ----
INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS                                                2            (16)

CASH AND CASH EQUIVALENTS AT BEGINNING
         OF YEAR                                                    8             56
                                                                 ----           ----
CASH AND CASH EQUIVALENTS AT END OF YEAR                         $ 10           $ 40
                                                                 ====           ====
Note 1: Interest and Income Taxes paid were as follows:

                  Interest                                         --             --
                                                                 ====           ====

                  Franchise Income Taxes                         $  2           $  1
                                                                 ====           ====

The accompanying notes to these Consolidated Financial Statements Are an integral part of these Financial Statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X relating to the preparation of interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2002. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000.

Corporate expenses of $ 4,000 decreased by $ 19,000 compared to the prior year as a result of no annual meeting in fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

      During the first quarter of fiscal 2002, the Company had a positive cash flow of $ 2,000 as a result of receiving $ 10,000 from Palisade Investors LLC, partially offset by funding the first quarter loss and reducing higher accounts payable and accrued expenses by $ 4,000.

      At September 30, 2001, the Company had cash and cash equivalents of $ 10,000.

      The Company currently engages in no operating activities.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on its behalf by the undersigned thereunto duly authorized.

                                            GVC VENTURE CORP.



Date:    November 9, 2001                   By:/s/ Russell Banks
                                            ---------------------
                                            Russell Banks, Chairman
                                            Of the Board of Directors
                                            (Principal Executive
                                            Officer) and Director




Date:    November 9, 2001                   By:/s/ Marc J. Hanover
                                            ---------------------
                                            Marc J. Hanover, Vice-
                                            President Finance and Treasurer
                                            (Principal Chief Financial Officer)
                                            and Accounting Officer

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on its behalf by the undersigned thereunto duly authorized.




Date:    November 9, 2001
                                            ---------------------
                                            Russell Banks, Chairman
                                            Of the Board of Directors
                                            (Principal Executive
                                            Officer) and Director




Date:    November 9, 2001
                                            ---------------------
                                            Marc J. Hanover, Vice-
                                            President Finance and Treasurer
                                            (Principal Chief Financial Officer)
                                            and Accounting Officer