Form 10-Q
period 2001-12-31
GVC VENTURE CORP /DE/
filed 2002-02-14
CIK 814286

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended December 31, 2001

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________________ to ________________

Commission File No. 0-15862

                                GVC VENTURE CORP.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                             13-3018466
----------------------------------------                     -------------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

425 East 58th Street, Suite 31c, New York, NY                     10022
---------------------------------------------                   ---------------
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

                              Yes  X    No
                              ------------------------

     Indicate the number of shares outstanding of each of issuer's classes of common stock, as of latest practicable date:

     The number of shares outstanding of the registrant's Common Stock as of February 12, 2002 was 5,214,710

                       GVC VENTURE CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                               December 31          June 30,
                                                  2001                2001
                                               -----------         ---------
                                           (In thousands, except per share data)
Assets
______
Current Assets
Cash and cash equivalents                        $      3          $      8
Accounts Receivables                             $      0          $     10
                                                 --------          --------
Total Current Assets                             $      3          $     18

                                                 --------          --------
Total Assets                                     $      3          $     18
                                                 ========          ========

Liabilities and Stockholders' Equity
____________________________________
Current Liabilities
Accounts payable and accrued expenses            $     22          $     26
                                                 --------          --------
Total Current Liabilities                        $     22          $     26

Stockholders' Equity
Common Stock - $.10 par value; 50,000,000
   shares authorized, 3,614,710 shares
   and 3,114,710 shares issued and
   outstanding, respectively                     $    521          $    521
Paid-in Capital                                  $  1,694          $  1,694
Accumulated Deficit                              $ (2,234)         $ (2,223)
                                                 --------          --------
Total Stockholders' Equity                       $    (19)         $     (8)

                                                 --------          --------
Total Liabilities & Stockholders' Equity         $      3          $     18
                                                 ========          ========

See Notes to Consolidated Financial Statements

                           GVC VENTURE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                         Three Months Ended              Six Months Ended
                                            December 31,                   December 31,

                                             2001           2000            2001          2000
                                         ----------------------------------------------------------
                                                          (In thousands except per share data)
Corporate Office Expenses                $        7    $       29     $        11    $       53
Interest (Income) Expense- Net           $        0    $        0     $         0    $        0
                                         ----------------------------------------------------------
NET LOSS                                 $        7    $       29     $        11    $       53
                                         ==========================================================

NET LOSS PER SHARE                       $     0.00    $     0.01     $      0.00    $     0.01
                                         ==========================================================

Weighted Average Number of Common
   Shares Outstanding                     5,214,710     3,614,710       3,614,710     3,614,710
                                         ==========================================================


See Notes to Consolidated Financial Statements

                       GVC VENTURE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                Six Months Ended December 31,
                                                              2001                       2000
                                                            --------                    -------
                                                                       (In thousands)
OPERATING ACTIVITIES:
Net (Loss)                                                  $    (11)                   $   (53)
Adjustment to reconcile net loss to net
    cash provided (used) by operating activities:
Changes in operating assets and liabilities - net:
(Increase)/decrease in prepaid expenses,
    other current assets and other assets                   $     10                    $     1
Increase/(decrease) in accounts payable,
    accrued expenses and other current liabilities          $     (4)                   $    10
                                                            --------                    -------
NET CASH PROVIDED (USED) BY OPERATING
    ACTIVITIES                                              $     (5)                   $   (42)

NET CASH PROVIDED (USED) BY INVESTING
    ACTIVITIES                                                    --                         --

    ACTIVITIES                                                    --                         --
                                                            --------                    -------
INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                             $     (5)                   $   (42)

                                                            --------                    -------
CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD                                               $      8                    $    55
                                                            --------                    -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $      3                    $    13
                                                            ========                    =======

Note 1: Interest and Income Taxes paid were as follows:
                                        (In thousands)

     Interest                                                     --                         --

                                                            ========                    =======

     Income Taxes                                           $      2                    $     1

                                                            ========                    =======


See Notes to Consolidated Financial Statements

                       GVC VENTURE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

     A. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X related the preparation of interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2002. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.


Item 2.                    Management's Discussion and Analysis of Financial
----------                 Condition And Results of Operations
                           -----------------------------------------------------

Results of Operations - Three months ended December 31, 2001 compared with Three months ended December 31, 2000.
-------------------------------------------

     Corporate expenses of $7,000 decreased by $ 22,000 as a result of having a annual meeting in the prior year.


Results of Operations - Six months ended December 31, 2001 compared with Six months ended December 31, 2000.
---------------------------------------------

     Corporate expenses of $11,000 decreased by $42,000 compared to the first half of fiscal 2000 as a result of having the annual meeting in December of 2000.

Liquidity and Capital Resources
-------------------------------

     During the first half of fiscal 2002, the Company had a negative cash flow of $ 5,000, as a result of funding the Net Loss of $ 11,000 and reducing Accounts Payables, somewhat offset by receiving $ 10,000 from an outside investor for purchase of stock in June of 2001.

     At December 31, 2001, the Company had cash and cash equivalents of $ 3,000 and the Company continues to examine potential business opportunities as they are presented to it.


     The Company currently engages in no operating activities.

                                   Signatures
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on its behalf by the undersigned thereunto duly authorized.

                                        GVC VENTURE CORP.


Date: February 12, 2002                 By:/s/Russell Banks
                                        -------------------------------
                                          Russell Banks, Chairman
                                          of the Board of Directors
                                          (Principal Executive Officer)
                                          and Director


Date: February 12, 2002                 By:/s/Marc Hanover
                                        -------------------------------
                                          Marc Hanover, Vice-President
                                          Finance and Treasurer
                                          (Principal Chief Financial
                                          Officer and Accounting Officer