Form 10-Q/A
period 2001-12-31
GVC VENTURE CORP /DE/
filed 2002-03-15
CIK 814286

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-Q/A


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended December 31, 2001

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________________ to ________________

Commission File No. 0-15862

                                GVC VENTURE CORP.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                     13-3018466
----------------------------------          ------------------------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                    Identification No.)

425 East 58th Street, Suite 31c, New York, NY             10022
------------------------------------------------        ---------------
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

                       GVC VENTURE CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)




                                                December 31           June 30,
                                                   2001                 2001
                                                -----------           --------
                                           (In thousands, except per share data)
Assets
------

Current Assets
Cash and cash equivalents                          $     3           $     8
Accounts Receivables                               $     0           $    10
                                                   --------          --------
Total Current Assets                               $     3           $    18
                                                   --------          --------
Total Assets                                       $     3           $    18
                                                   ========          ========

Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities
Accounts payable and accrued expenses              $    22           $    26
                                                   --------          --------
Total Current Liabilities                          $    22           $    26

Stockholders' Equity
Common Stock - $.10 par value; 50,000,000
 shares authorized and 5,214,710 shares
 and 3,614,710 shares issued and
 outstanding in 2001 and 2002, respectively        $   521           $   521

Paid-in Capital                                    $ 1,694           $ 1,694

Accumulated Deficit                                $(2,234)          $(2,223)
                                                   --------          --------
Total Stockholders' Equity                         $   (19)          $    (8)

                                                   --------          --------
Total Liabilities & Stockholders' Equity           $     3           $    18
                                                   ========          ========

See Notes to Consolidated Financial Statements

                       GVC VENTURE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                      Three Months Ended              Six Months Ended
                                         December 31,                   December 31,

                                          2001           2000            2001          2000
                                      ----------------------------------------------------------
                                             (In thousands except per share data)

Corporate Office Expenses             $        7     $       29     $       11     $       53
Interest (Income) Expense- Net        $        0     $        0     $        0     $        0
                                      -------------------------------------------------------
NET LOSS                              $        7     $       29     $       11     $       53
                                      =======================================================

NET LOSS PER SHARE                    $     0.00     $     0.01     $     0.00     $     0.01
                                      =======================================================

Weighted Average Number of Common
       Shares Outstanding              5,214,710      3,614,710      5,214,710      3,614,710
                                      =======================================================


See Notes to Consolidated Financial Statements

                       GVC VENTURE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                               Six Months Ended December 31,
                                                           2001                          2000
                                                          ------------               -------------
                                                                       (In thousands)
OPERATING ACTIVITIES:

Net (Loss)                                                     $(11)                    $(53)
Adjustment to reconcile net loss to net
   cash provided (used) by operating activities:
Changes in operating assets and liabilities - net:
(Increase)/decrease in prepaid expenses,
   other current assets and other assets                       $ 10                     $  1
Increase/(decrease) in accounts payable,
   accrued expenses and other current liabilities              $ (4)                    $ 10
                                                               -----                    -----

NET CASH PROVIDED (USED) BY OPERATING
   ACTIVITIES                                                  $ (5)                    $(42)

NET CASH PROVIDED (USED) BY INVESTING
   ACTIVITIES                                                    --                       --
                                                               -----                    -----

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                 $ (5)                    $(42)
                                                               -----                    -----


CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                   $  8                     $ 55
                                                               -----                    -----

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  3                     $ 13
                                                               =====                    =====


Note 1: Interest and Income Taxes paid were
           as follows:  (In thousands)

       Interest                                                  --                       --
                                                               =====                    =====

       Income Taxes                                            $  2                     $  1
                                                               =====                    =====


See Notes to Consolidated Financial Statements

                       GVC VENTURE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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


Item 2.                    Management's Discussion and Analysis of Financial
-------                    Condition And Results of Operations
                           -------------------------------------------------


Results of Operations - Three months ended December 31, 2001 compared with Three months ended December 31, 2000.
-------------------------------------

       Corporate expenses of $7,000 decreased by $ 22,000 as a result of having a annual meeting in the prior year.


Results of Operations - Six months ended December 31, 2001 compared with Six months ended December 31, 2000.
-----------------------------------

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

                                               GVC VENTURE CORP.



Date: March 12, 2002                           By:/s/Russell Banks
                                               -------------------------------
                                                  Russell Banks, Chairman
                                                  of the Board of Directors
                                                  (Principal Executive Officer)
                                                  and Director



Date: March 12, 2002                           By:/s/Marc Hanover
                                               -------------------------------
                                                  Marc Hanover, Vice- President
                                                  Finance and Treasurer
                                                  (Principal Chief Financial
                                                  Officer and Accounting Officer