Form 10-Q
period 2002-03-31
GVC VENTURE CORP /DE/
filed 2002-05-13
CIK 814286

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended March 31, 2002

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________________ to ________________

Commission File No. 0-15862

                                GVC VENTURE CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     13-3018466
----------------------------------              --------------------------------
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)               Identification No.)

425 East 58th Street, Suite 31c, New York, NY                10022
------------------------------------------------           ---------------------
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

                      Yes X             No
                      ---------------------------

     Indicate the number of shares outstanding of each of issuer's classes of common stock, as of latest practicable date:

     The number of shares outstanding of the registrant's Common Stock as of May 13, 2002 was 5,294,710.

                       GVC VENTURE CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                March 31,    June 30,
                                                 2002         2001
                                                -------       -------
                                           In thousands, except per share data)
Assets
------
Current Assets
Cash and cash equivalents                         $     3       $     8
Prepaid expenses and other current
   assets                                              --            10
                                                  -------       -------
Total Current Assets                                    3            18
                                                  -------       -------
Total Assets                                      $     3       $    18
                                                  =======       =======

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities
Accounts payable and accrued expenses                  18            26
                                                  -------       -------
Total Current Liabilities                              18            26

Long-Term Debt                                          8            --

Stockholders' Equity
Common Stock - $.10 par value; 50,000,000 shares authorized, 5,294,710 shares and 5,214,710 shares issued and
   outstanding, respectively                          529           521
Paid-in Capital                                     1,688         1,694
Accumulated Deficit                                (2,240)       (2,223)
                                                  -------       -------
Total Stockholders' Equity                            (23)           (8)

                                                  -------       -------
Total Liabilities & Stockholders' Equity          $     3       $    18
                                                  =======       =======

See Notes to Consolidated Financial Statements

                       GVC VENTURE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                     Three Months Ended           Nine Months Ended
                                         March 31,                    March 31,

                                        2002           2001           2002          2001
                                    --------------------------------------------------------
                                        (In thousands except per share data)
Corporate Office Expenses           $         6    $         4    $        17    $        57
Interest (Income) Expense- Net               --             --             --             --
                                    --------------------------------------------------------

NET LOSS                            $        (6)   $        (4)   $       (17)   $       (57)
                                    ========================================================

Loss per share of Common Stock:
NET LOSS PER SHARE                           --             --             --          (0.02)
                                    ========================================================

Weighted Average Number of Common
   Shares Outstanding                 5,268,044      4,148,043      5,232,491      3,792,488
                                    ========================================================



See Notes to Consolidated Financial Statements

                       GVC VENTURE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               Nine Months Ended
                                                                       March 31,
                                                                 2002     2001
                                                              ------------------
                                                                (In thousands)
OPERATING ACTIVITIES:
Net (Loss)                                                     $  (17)   $  (57)
Adjustment to reconcile net loss to net
    cash provided (used) by operating activities:
Changes in operating assets and
    liabilities - net:
(Increase)/decrease in prepaid expenses,
    other current assets and other assets                          10         1
Increase/(decrease) in accounts payable,
    accrued expenses and other current liabilities                 (8)      (11)
                                                               -----------------
NET CASH PROVIDED (USED) BY OPERATING
    ACTIVITIES                                                    (15)      (67)

INVESTING ACTIVITIES                                               --        --
                                                               -----------------
NET CASH PROVIDED (USED) BY INVESTING
    ACTIVITIES                                                     --        --

FINANCING ACTIVITIES
Equity investment in the Company as a result of
    a private placement                                             2        20
Loan from Chairman of the Board                                     8        --
                                                               -----------------
NET CASH PROVIDED (USED) BY FINANCING
    ACTIVITIES                                                     10        20
                                                               -----------------
INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                    (5)      (47)

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF YEAR                                                         8        55
                                                               -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $    3    $    8
                                                               =================

Note 1:   Interest and Income Taxes paid were as follows:
                                     (In thousands)

                Interest                                           --        --
                                                               =================
                State & Local Income
                and Franchise Taxes                            $    6    $    5
                                                               =================

See Notes to Consolidated Financial Statements

                       GVC VENTURE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

     A. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X related to the preparation of interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2002. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

Item 2.                        Management's Discussion and Analysis of Financial
-------                        Condition And Results of Operations
                               -------------------------------------------------

Results of Operations - Three months ended March 31, 2002 compared with Three months ended March 31, 2001.
---------------------------------------------

     Corporate expenses of $6,000 increased by $ 2,000 from the third quarter of the prior fiscal year as a result of higher costs being a public company.

Results of Operations - Nine months ended March 31, 20012 compared with Nine months ended March 31, 2001
---------------------------------------------

     Corporate office expenses of $17,000 decreased by $ 40,000 from the nine months of fiscal 2001 as a result of expenses incurred in connection with the annual meeting in December of 2000.

Liquidity and Capital Resources
-------------------------------

     During the nine months of fiscal 2002, the Company had a negative cash flow of $5,000, as a result of funding the Net Loss of $17,000. This was partially offset by the chairman of the Board purchasing $ 2,000 of the Company's common stock for 2.5 cents per share and loaning the Company $8,000.00

     At March 31, 2002, the Company had cash and cash equivalents of $3,000 and the Company continues its search for potential business opportunities and believes it will have sufficient assets to do the same for the foreseeable future.

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


Date: May 13, 2002                      By:/s/ Russell Banks
                                        ----------------------------------------
                                           Russell Banks, Chairman of the
                                           Board of Directors (Principal
                                           Executive Officer) and Director


Date: May 13, 2002                      By:/s/ Marc J. Hanover
                                        ----------------------------------------
                                           Marc Hanover, Vice-President
                                           Finance and Treasurer (Principal
                                           Chief Financial Officer and
                                           Accounting Officer