Form 10-K
period 2002-06-30
GVC VENTURE CORP /DE/
filed 2002-09-30
CIK 814286

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2002.

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________________ to ______________________

Commission File No. 0-15862

                                GVC VENTURE CORP.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                          13-3018466
------------------------                            ----------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                                 No.)

200 East 66th Street, Suite B603, New York, N.Y.            10021-9181
------------------------------------------------       -----------------
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

                                     PART 1

     The aggregate market value as of September 15, 2002 of the registrant, held by non-affiliates of the registrant was $ 5,295, calculated on the basis of the last reported trade on May 22, 2002 on the Electronic Bulletin Board of the NASDAQ. On that date one trade was reported at $.001 per share on the National Association of Securities Dealers Bulletin Board.

     The number of shares outstanding of the registrant's Common Stock as of September 15, 2002 was 5,294,710.

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

     The Company currently engages in no operating activities other than seeking potential opportunities for an acquisition, sale, merger or liquidation. Management, while it looks at many opportunities, investigated at length two opportunities. Neither of these resulted in any meeting of the minds and all activity to these two appears to have ceased.

Employees
---------

     The Company currently has no full time employees.

Executive Officers of the Registrant
------------------------------------

       Name                        Position Presently Held with Company
----------------                   ------------------------------------

Russell Banks                      Chairman of the Board of Directors
                                   (Chief Executive Officer) and Director

Gordon L. Banks                    President and Director

Marc J. Hanover                    Vice President Finance, Secretary and
                                   Treasurer (Principal Chief Financial Officer and Accounting Officer)

     Russell Banks, 83, has served as the Company's Chief Executive Officer since its inception, first as President of the Company until June 1988 and since then as Chairman of the Board of Directors, devoting part of his time (less than 5%), to the management of the Company. From 1961 through June 8, 1995, Mr. Banks's principal occupation was as President, Chief Executive Officer and a Director of Grow Group, Inc. Imperial Chemical Industries PLC ("ICI") acquired Grow Group, Inc, by means of a cash tender offer in June 1995. Mr. Banks had been retained as a consultant to ICI for a year.

     Gordon L. Banks, 47, has served as President of the Company since June 1988, after service as Vice President of the Company since its inception.

     Marc J. Hanover, 52, has served as Vice President Finance and Treasurer of the Company since its inception.

     None of the above Officers have received any remuneration from the Company since December 1993 and devote only a minimal amount of time to the affairs of the Company other than seeking potential opportunities, etc. Item 2. Properties

Item 2.    Properties
-------    ----------

     The Company's mailing address is 200 East 66th Street, Suite B603, New York, NY 10021-9181.

Item 3.    Legal Proceedings
-------    -----------------

     The Company is not aware of, nor is it a party to, any legal proceeding.

Item 4.    Submission of matters to a Vote of Security Holders
-------    ---------------------------------------------------

     No matters were submitted to shareholders during the twelve months ended June 30, 2002.

                                     PART II

Item 5.    Market for Registrant's Common Equity and related Stockholder Matters
-------    ---------------------------------------------------------------------

     The Company's Common Stock was quoted through the National Association of Securities Dealers Automated Quotations Systems (NASDAQ) under the symbol GPAX until August 6, 1992, at which time it was deleted from such system for failure to meet NASDAQ's minimum bid requirements. The Company is currently quoted on the NASDAQ Bulletin Board. The following table sets forth the high and low bid prices for the Company's Common Stock for each quarterly period during the two fiscal years ended June 30, 2002 and 2001, as reported by the Bulletin Board. The prices are without markups, markdowns or commissions.

Fiscal 2002                                 High                       Low
-----------                                 ----                       ---
First Quarter                               1)
Second Quarter                              2)
Third Quarter                               3)
Fourth Quarter                              4)

Fiscal 2001
-----------
First Quarter                               5)
Second Quarter                              6)
Third Quarter                               7)
Fourth Quarter                              8)
     1) During the First Quarter there were trades on three occasions. The high price was $ .003 per share and the low price was $ .001 per share.
     2) During the Second Quarter there were trades on two occasions. The high price was $ .001 per share and the low price was $ .0001 per share.
     3) During the Third Quarter there were trades on three occasions. The high price was $ .001 per share and the low price was $ .0001 per share.
     4)   During the Fourth Quarter there were two trades at $ .001 per share.
     5) During the First Quarter there were trades on three occasions. The high price was $ .01 per share and the low price was $ .001 per share.
     6) During the Second Quarter there were trades on three occasions. The high price was $ .05 per share and the low price was $ .001 per share.

     7)   During the Third Quarter there were three trades at $ .001 per share.
     8) During the Fourth Quarter there were trades on two occasions. The high price was $ .003 per share and the low price was $ .001 per share.

     To date the Company has not paid any cash dividends, and it is not anticipated that dividends will be paid in the foreseeable future.

     As of September 15, 2002, there were approximately 3,778 holders on record of the Company's Common Stock.

                      EQUITY COMPENSATION PLAN INFORMATION

         The following sets forth certain information as of June 30, 2002 concerning the Company's equity compensation plans:


                                                                                        NUMBER OF SECURITIES
                                                                                        REMAINING AVAILABLE
                                                                                        FOR FUTURE ISSUANCE
                           NUMBER OF SECURITIES               WEIGHTED-AVERAGE          UNDER EQUITY
                           TO BE ISSUED UPON EXERCISE         EXERCISE PRICE OF         COMPENSATION PLANS
                           OF OUTSTANDING OPTIONS,            OUTSTANDING OPTIONS,      (EXCLUDING SECURITIES
PLAN OF CATEGORY           WARRANTS AND RIGHTS                WARRANTS AND RIGHTS       REFLECTED IN COLUMN (A)
                           (a)                                (b)                       (c)
-------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION        -0-                                                               -0-
PLANS APPROVED BY
SECURITY HOLDERS
-------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION        35,000(1)                                                          0
PLANS NOT APPROVED
BY SECURITY HOLDERS
-------------------------------------------------------------------------------------------------------------
Total                      35,000                                                             0
-------------------------------------------------------------------------------------------------------------

(1) Includes options to purchase an aggregate of 35,000 shares of Common Stock issuable upon the exercise of qualified stock options granted to the Treasurer of the Company. Each of the stock options provides for the grant of shares of Common Stock at exercise prices per share equal to the fair market value per share of Common Stock on the date of grant. Pursuant to the terms of each option, the optionee may exercise the option at any time and from time to time for a period of ten years from the date of grant, subject to earlier termination under certain circumstances. Exercise of each option is subject to compliance by the optionee and the Company with applicable securities laws, and to the listing and qualification of the shares subject to the option on applicable securities exchanges and the Company obtaining all necessary or desirable consents and approvals of all governmental regulatory bodies.


Item 6.    Selected Financial Data
-------    -----------------------

     The following table sets forth selected financial information relating to the consolidated results of operations and financial position of the Company and its subsidiaries for each of the five years ended June 30, 2002. These statements should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto contained in Item 8 of this Report.

                                                     For the Year Ended June 30,
                                          ------------ ---------- ---------- ---------- ----------
                                            2002         2001       2000       1999       1998
                                          ------------ ---------- ---------- ---------- ----------
                                                     (In thousands except per share data)

Statement of
Operations Data
---------------
Revenues (1)                                  -          -        -            -             -
Loss from Continuing Operations           $ (105)    $ (80)     $ (37)       $ (39)       $ (33)
Loss from Discontinued Operations             -           -       -            -              -
                                          --------------------------------------------------------
Net Loss                                  $ (105)    $ (80)     $ (37)       $ (39)       $ (33)

Per Share Data:
Basic and Diluted Loss from
Continuing Operations                     $ (.02)    $(.02)     $(.01)       $(.01)       $(.01)
Basic and Diluted Loss from
Discontinued Operations                       -         -          -            -             -
                                          --------------------------------------------------------
Net Loss (2)                              $ (.02)    $(.02)     $(.01)       $(.01)       $(.01)

                                                               As of June 30,
                                          ------------ ---------- ---------- ---------- ----------
                                            2002         2001       2000        1999       1998
                                          ------------ ---------- ---------- ---------- ----------

Balance Sheet Data
------------------

Total Assets                              $   3      $ 18       $ 56         $ 38         $ 74
Total Stockholders' Equity/(Deficit)       (111)       (8)        32           19           58
Book Value per Share                         -          -       $.01         $.01         $.02

-----------------------------------------

(1) After fiscal 1994 to date, the Company continues to have no revenues as it is engaged in no operating activities.
(2) Based upon the weighted average shares of Common Stock outstanding of 5,241,377 in 2002, 3,948,044 shares in 2001, 3,198,043 shares in 2000,
     3,114,710 shares in 1999, and 3,008,176 shares in 1998.

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations
           -------------------------------------------------

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in Item 8 of this Report.

Results of Operations
---------------------

Fiscal 2002 compared to Fiscal 2001
-----------------------------------
Corporate expenses of $105,000 increased by $25,000 over fiscal 2001 as a result of legal expenses of $ 75,000 for the merger, partially offset by no annual meeting expenses incurred and $5,000 lower state and local taxes.

Fiscal 2001 compared to Fiscal 2000
-----------------------------------

Corporate expenses of $80,000 increased by $43,000 over fiscal 2000 as a result of the annual meeting expenses incurred.

Liquidity and Capital Resources
-------------------------------

     During fiscal 2002, the company had a negative cash flow of $5,000 as a result of the Net Loss of $105,000 and a decrease in Current Assets. This was partially offset by a $50,000 loan and the sale of $2,000 of the Company's Common stock to the Chairman of the Board of Directors at $.025 per share, increased Accounts Payables of $38,000 and a $10,000 reduction in Accounts Receivables.

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

Effect of Year 2000 Issue
-------------------------

     The Company completed the conversion of its computer system in July of 1999 at a cost of approximately $ 2,000.

Item 8.    Financial Statements and Supplementary Data
-------    -------------------------------------------

     The following consolidated financial statements of the Company identified below are contained in this report on the pages indicated:


                                                                       Page
                                                                       ----

Report of Independent Auditors                                          9

Consolidated Financial Statements:

                Consolidated Balance Sheets as of June 30,
                2002 and 2001...........................               10

                Consolidated Statements of Operations for the
                years ended June 30, 2002, 2001 and 2000.....          11

                Consolidated Statements of Stockholders' Equity
                (Deficit) for the years ended June 30, 2002, 2001
                and 2000.................................              12

                Consolidated Statements of Cash Flows for the
                years ended June 30, 2002, 2001, and 2000.....         13

                Notes to Consolidated Financial Statements....         14


All other schedules for which provision is made in the applicable accounting regulation of the Securities Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
GVC Venture Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of GVC Venture Corp. and subsidiaries (collectively, the "Company") as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GVC Venture Corp. and subsidiaries at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States.



                                                /s/ Ernst & Young LLP



New York, New York
September 26,2002

                       GVC VENTURE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                             June 30,
                                                      2002             2001
                                                      ----             ----
                                               (In thousands, except share data)
Assets

Current Assets
Cash and cash equivalents                            $     3        $     8
Accounts Receivables and other current
         assets                                            -             10
                                                     -------        -------
Total Current Assets                                       3             18
                                                     -------        -------
Total Assets                                         $     3        $    18
                                                     =======        =======

Liabilities and Stockholders' Deficit
-------------------------------------

Current Liabilities
Accounts payable and accrued expenses                $    64        $    26
                                                     -------        -------
Total Current Liabilities                            $    64        $    26


Long-Term Debt                                       $    50       $      -


Stockholders' Deficit
Common Stock-$.10 par value; 10,000,000 shares
     authorized 5,294,710 shares
     and 5,214,710 shares issued and
     outstanding in 2002 and 2001, respectively          529            521
Paid-in capital                                        1,688          1,694
Accumulated Deficit                                   (2,328)        (2,223)
                                                     -------        -------
Total Stockholders' Deficit                             (111)            (8)
                                                     -------        -------
Total Liabilities & Stockholders' Deficit            $     3        $    18
                                                     =======        =======

See Notes to Consolidated Financial Statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          YEAR ENDED JUNE 30,
                                                2002              2001            2000
                                                   (In thousands except share data)
Corporate Office Expenses                   $       105      $        80      $        38
Other (income)/expense:
         Interest (income)/expense, net               -                -               (1)
                                            -----------------------------------------------
NET LOSS                                    $      (105)             (80)             (37)

BASIC AND DILUTED
LOSS PER SHARE                              $      (.02)     $      (.02)     $      (.01)
                                            ===============================================
Weighted Average Number of Common
         Shares Outstanding                   5,241,377        3,948,044        3,198,043


See Notes to Consolidated Financial Statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                      ---------------- ------------- -----------------
                                                      Common           Paid-in       Accumulated
                                                      Stock            Capital       Deficit
                                                      ---------------- ------------- -----------------
                                                                       (In thousands)
                                                     -------------------------------------------------
Balance at June 30, 1999                              $   311            $ 1,814          $(2,106)
Net Loss                                                                                      (37)
Purchase of  250,000 shares each by one
investor and the Chairman of the Board,
respectively                                               50
                                                      --------------------------------------------
Balance at June 30, 2000                              $   361            $ 1,814          $(2,143)

Net Loss                                                                                      (80)
Purchase of 800,000 shares each by one
investor and the Chairman of the Board,
respectively                                              160               (120)
                                                      --------------------------------------------
Balance at June 30, 2001                              $   521            $ 1,694          $(2,223)

Net Loss                                                                                     (105)
Purchase of 80,000 shares by the
Chairman of the Board                                       8                 (6)
                                                      --------------------------------------------
Balance at June 30, 2002                              $   529            $ 1,688          $(2,328)
                                                      ============================================


See Notes to Consolidated Financial Statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 June 30,
                                                              -------------------------------------------
                                                                  2002           2001           2000
                                                              -------------- ------------- --------------
                                                                            (In thousands)
                                                              -------------------------------------------
OPERATING ACTIVITIES:
Net Loss                                                       $(105)          $ (80)          $ (37)
Adjustment to reconcile net loss to net
       Cash (used) by operating activities:
Changes in operating assets and
       Liabilities - net:
(Increase)/decrease in accounts receivable                        10             (10)              -
(Increase)/decrease in prepaid expenses,
       other current assets and other assets                       -               1               -
Increase/(decrease) in accounts payable,
       accrued expenses and other current liabilities             38               2               5
                                                              -------------------------------------------
NET CASH (USED) BY OPERATING
       ACTIVITIES                                                (57)            (87)            (32)


FINANCING ACTIVITIES
Purchase of the Company's common stock by
one investor and the Chairman of the Board                         2              40              50
Loan from Chairman of the Board                                   50               -               -
                                                              -------------------------------------------
NET CASH PROVIDED BY FINANCING
      ACTIVITIES                                                  52              40              50
                                                              -------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                                 (5)            (47)             18

CASH AND CASH EQUIVALENTS AT BEGINNING
      OF YEAR                                                      8              55              37
                                                              -------------------------------------------
CASH AND CASH EQUIVALENTS AT END
      OF YEAR                                                  $   3           $   8           $  55
                                                              ===========================================
Supplemental Schedule of Cash Flow Information:

     Interest and Income Taxes paid were as follows:
                  (In thousands)

                  Interest                                     $   0           $   0           $   0
                  Income Taxes                                 $   9           $   7           $   7
                  =======================================================================================

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

Income Taxes: The Company has operating loss carryforwards of $12,277,000 which expire as follows; $4,025,000 - 2003; $5,161,000 - 2004; $499,000 - 2005;
$329,000 - 2006; $301,000 - 2007; $571,000 - 2008; $929,000 - 2009; $99,000 -
2010; $34,000 - 2011, $34,000 - 2012, $33,000 - 2013, $40,000 - 2014, $37,000 -
2015; $80,000 - 2016 and $105,000 - 2017.

A full valuation allowance has been recorded as a reserve against deferred tax assets due to the Company's history of operating losses.

Net Loss Per Share: Basic and diluted loss per share is based on the weighted average number of shares outstanding in fiscal 2002, 2001 and 2000. Basic and diluted loss per share are equivalent for all periods presented, as there is a loss from operations in each period.

Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Note B - Commitments and Contingencies:
---------------------------------------

     Rental expenses for leases for continuing operations was $0, $0 and $0 in 2002, 2001 and 2000, respectively. Future minimum rental commitments at June 30, 2002 were $0.

Note C - Accounts Payable and Accrued Expense
---------------------------------------------
Accounts payable, accrued expenses and other current liabilities consist of the following:

                                     June 30,               June 30,
                                     2002                      2001
                                     ----                      ----
                                             (In thousands)
                                     -------------------------------
Trade creditors                        $ 2                    $ 5
Professional fees                       56                      8
State & Local Taxes                      6                     13
-------------------                    ---                    ---
Total                                  $64                    $26
                                       ===                    ===

Note D - Incentive Plan
-----------------------

     The Company has an incentive plan covering 1,250,000 shares of its common stock for restricted stock awards and stock options.

     In fiscal 2000 no options were granted. In fiscal 2001 options to purchase 25,000 shares were granted. No options were granted in fiscal 2002. At June 30, 2002, there were options to purchase 10,000 and 25,000 shares issued and outstanding at an exercise price of $.22 and $.10 per share, respectively.

Note E - Quasi Reorganization
-----------------------------

     In 1990, the Company established a new basis for accounting for assets, liabilities and stockholders' equity. There were no changes in the historical asset values of the Company as fair values were not significantly different and as a result, the paid-in-capital and the deficit of the Company were reduced by $26,070,000.


Item 9.    Changes in and Disagreements with Accountants on
-------    Accounting and Financial Disclosures
           ------------------------------------------------

                         None


                                    Part III

Item 10.   Directors and Executing Officers of the Registrant
--------   --------------------------------------------------

                         The following information is given with respect to each director and executive officer of the company. Position presently held with Company. .

Russell Banks            Chairman of the Board of Directors (Chief Executive
                         Officer) and Director

John J. Hoey             Director

Cornelius J. Reid, Jr.   Director

Gordon L. Banks          President and Director

Marc J. Hanover          Vice President Finance, Secretary and Treasurer

         Russell Banks, 83, has served as the Company's Chief Executive Officer since its inception, first as President of the Company until June 1988 and since then as Chairman of the Board of Directors, devoting part of his time (less than 5%), to the management of the Company. From 1961 through June 8, 1995, Mr. Banks's principal occupation was as President, Chief Executive Officer and a Director of Grow Group, Inc. Imperial

Chemical Industries PLC ("ICI") acquired Grow Group, Inc, by means of a cash tender offer in June 1995. Mr. Banks had been retained as a consultant to ICI for a year.

     Gordon L. Banks, 47, has served as President of the Company since June 1988, after service as Vice President of the Company since its inception.

     John J. Hoey, 63, was President, Chief Executive Officer and Director of Hondo Oil & Gas Inc. ("Hondo"), a publicly quoted oil and gas company, until it was merged into Lonmin, Plc. (UK) on December 23, 1998. He became a Director of Hondo in June 1993 and CEO on December 1, 1993. He is also the President of Beneficial Capital Corp., which wholly owns, controls, or has a significant equity interest in public and private oil and gas companies, proprietary schools, brew pubs, etc. He has been a Director of Beneficial Capital Corp. for more than the past five years. Mr. Hoey also served as President and a director of Atlantic Refining and Marketing Corp., a marketer of refined petroleum products, for more than five years prior to its sale to Sun Company in November 1988 and Atlantic Fuels Marketing Corp. (formerly Ultramar Petroleum Inc.) prior to its liquidation and sale of operating divisions in 1991.

     Cornelius J. Reid., 78, has, since November 1989, been Vice Chairman of AON Insurance Services of New York and, for more than five years prior thereto was Chairman, Chief Executive Officer and a Director of Rollins Hudig Hall of New York, Inc. (formerly Rollins Burdick Hunter), an insurance brokerage firm. Rollins Hudig Hall provided insurance brokerage services for the Company.

     Marc J. Hanover, 52, has served as Vice President Finance, Treasurer and Secretary of the Company since its inception.

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

Item 11.   Executive Compensation
--------   ----------------------

     Set forth below is information pertaining to the compensation awarded by the Company to its executive officers in fiscal 2000, 2001 and 2002.


                                          Summary Compensation Table
                                          --------------------------

                                                                          Long Term Compensation
                                                                          ----------------------
                  Annual Compensation                                Awards                  Payouts
-------------------------------------------------------------------------------------------------------------
     (a)          (b)       (c)        (d)        (e)            (f)         (g)         (h)         (i)
-------------------------------------------------------------------------------------------------------------
                                                 Other        Restricted
Name and                                         Annual         Stock                    LTIP      All Other
Principal        Year     Salary*     Bonus   Compensation      Awards     Options/     Payouts  Compensation
Position         Year        $         ($)        ($)            ($)        SARs(#)       ($)         ($)
-------------------------------------------------------------------------------------------------------------
Russell Banks    2000         0         0         0               0           0           0           0
Chairman         2001         0         0         0               0           0           0           0
                 2002         0         0         0               0           0           0           0


Gordon Banks     2000         0         0         0               0           0           0           0
President        2001         0         0         0               0           0           0           0
                 2002         0         0         0               0           0           0           0


Marc Hanover     2000         0         0         0               0           0           0           0
VP Finance       2001         0         0         0               0           0           0           0
                 2002         0         0         0               0           0           0           0
-------------------------------------------------------------------------------------------------------------

* No salaries have been paid since December 1993.

Aggregated Option Exercises in Last Fiscal Year and July 10, 2002 Option Values


---------------------------------------------------------------------------------------
          (a)            (b)        (c)                (d)                   (e)
---------------------------------------------------------------------------------------
                                                                         Unexercised
                                                                         In-the-Money
                                                                         Options at
                                             Number of Unexercised         July 10,
                                             Options at July 10, 2002      2002 ($)
---------------------------------------------------------------------------------------
Name and Principal   Shares Ac-    Value
Position             quired On    Realized       Exercisable/
                     Exercise(#)    ($)         Unexercisable
---------------------------------------------------------------------------------------
Russell Banks             0          0                  0                     0
Chairman

Gordon Banks              0          0                  0                     0
President

Marc Hanover              0          0             35,000                     0
VP Finance
---------------------------------------------------------------------------------------

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


Item 12.   Security Ownership of Certain Beneficial Owners and Management
--------   --------------------------------------------------------------

     The following table sets forth information, at July 10, 2002 as to the only person (including any "group" as the term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) known by the Company to own beneficially more than five percent of the outstanding shares of Common Stock of the Company, its only class of voting securities:

                                            Amount and Nature
                  Name                        of Beneficial           Percent
Title of Class    Beneficial Owner             Ownership            of Class (1)
--------------    --------------------------------------------------------------
Common Stock      Palisades Investors LLC      1,504,545                28.4%
                  1 Bridge Plaza
                  Fort Lee, NJ  07024

Common Stock      Russell Banks                1,524,156(2)             28.8%
                  14 East 75th Street
                  New York, NY  10021

Common Stock      Gordon L. Banks                249,808                 4.7%
                  25 Fifth Avenue
                  New York, NY  10003

Common Stock      Marc J. Hanover                159,149                 3.0%
                  200 East 66th Street
                  New York, NY  10021

----------

(1) Percent of class for the named person assumes the issuance of the shares subject to the exercisable portion of the options or warrants held by such person but not other stock issuances (other than presently outstanding stock).

(2) Includes 294,156 shares of common stock owned by a trust of which Mr. Banks is the trustee and 250,000 by his wife.

         The following table sets forth information, at July 10, 2002, as to the beneficial ownership of the Company's Common Stock by (i) each director of the Company, (ii) directors and officers of the Company as a group:

                                   Amount and Nature
Name of                              of Beneficial                Percent
Beneficial Owner                     Ownership (1)              of Class (2)
----------------                   -----------------            -----------
Russell Banks                          1,524,156(3)                28.8%


Gordon Banks                             249,808                    4.7%

John J. Hoey                              22,727                     .4%

Cornelius J. Reid, Jr.                    22,840                     .4%

Directors and officers as a group      1,978,680(4)                37.4%
(5 persons, including the above)
---------------------------------

(1) Unless otherwise noted, the beneficial owner has sole voting and investment power.

(2) Percent of class for the named person assumes the issuance of the shares subject to the exercisable portion of the options or warrants held by such person but not other stock issuances (other than presently outstanding stock).

(3) Includes 294,156 shares of common stock owned by a trust of which Mr. Banks is the trustee and 250,000 owned by his wife.

(4)      Includes the shares reflected in footnotes 3.


Item 13.   Certain Relationships and Related Transactions
--------   ----------------------------------------------

                         None

Item 14.   Exhibits, Financial Statement Schedules, and Reports
           On Form 8-K
           ----------------------------------------------------

                         (a)(1)  Financial Statements
                         ----------------------------


     The Consolidated Financial Statements of the Company identified below are contained in Item 8 of this Report on the pages indicated:

                                                                       Page
                                                                       ----

Report of Independent Auditors                                          8

Consolidated Financial Statements:

                Consolidated Balance Sheets as of June 30,
                2002 and 2001...........................                9

                Consolidated Statements of Operations for the
                years ended June 30, 2002, 2001 and 2000.....          10

                Consolidated Statements of Stockholders' Equity
                (Deficit) for the years ended June 30, 2002, 2001
                and 2000.................................              11

                Consolidated Statements of Cash Flows for the
                years ended June 30, 2002, 2001, and 2000.....         12

                Notes to Consolidated Financial Statements....         13


                         (a) (2) Financial Statement Schedules
                         -------------------------------------


     The schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Item 15.   Controls and Procedures
--------   -----------------------

           (a)      Not applicable.

           (b) Under transition provisions contained in the final rules adopted by the Securities and Exchange Commission relating to, among other things, the evaluation of the Company's disclosure controls and procedures, the Company is not required to perform the evaluation of its disclosure controls and procedures for purposes of this Report. Accordingly, the required disclosure as to whether or not there have been any significant changes in the Company's internal controls, or in other factors that could affect those controls, subsequent to such an evaluation is not applicable to the Company.

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

* 4.1 Certificate of Common Stock, par value $.10 per share, of the Company (Exhibit 4.1).

X10.1 Warrant Agreement dated June 1, 1987 between Grow and the Company (Exhibit 10.1).

!10.2 Form of Subordinated Convertible Debenture issued by Preston, a subsidiary of the Registrant (Exhibit 10.2).

!10.3 Form of equipment lease between Preston, a subsidiary of the Registrant and Lessor (Exhibit 10.3).

!10.4   Registrant's Executive Incentive Plan, as amended (Exhibit 10.4).

99.1 Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K On September 9, 1993 the Company filed a current Report on Form 8-K disclosing under Item 2 the Disposition of Certain Assets.

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

                                               GVC VENTURE CORP.

Dated:  September 30, 2002                     /s/ Russell Banks
                                               -------------------------
                                               Russell Banks, Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                               /s/ Russell Banks
                                               -------------------------
                                               Russell Banks, Chairman of the
                                               Board of Directors (Principal
                                               Executive Officer) and Director
                                               Date:  September 30, 2002


                                               /s/ Gordon Banks
                                               ------------------------
                                               Gordon Banks, President
                                               and Director
                                               Date:  September 30, 2002


                                               /s/ Marc Hanover
                                               -------------------------
                                               Marc Hanover, Vice-President
                                               Finance and Treasurer (Principal
                                               Chief Financial Officer and
                                               Accounting Officer
                                               Date:  September 30, 2002


                                               /s/ John J. Hoey
                                               -------------------------
                                               John J. Hoey, Director
                                               Director
                                               Date:  September 30, 2002


                                               -------------------------
                                               Cornelius J. Reid, Jr.
                                               Director
                                               Date:  September __, 2002

                                 CERTIFICATIONS
                                 --------------

     I, Russell Banks, certify that:

     1. I have reviewed this annual report on Form 10-K of GVC Venture Corp.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date:  September 30, 2002



/s/ Russell Banks
------------------------------------
Russell Banks, Chairman of the Board
Chief Executive Officer


     I, Marc Hanover, certify that:

     1. I have reviewed this annual report on Form 10-K of GVC Venture Corp.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date:  September 30, 2002



/s/ Marc Hanover
------------------------------
Marc Hanover, Treasurer
Principal Financial Officer