Form 10QSB
period 2002-09-30
GVC VENTURE CORP /DE/
filed 2002-11-14
CIK 814286

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended September 30, 2002

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to _____________________

Commission File No. 0-15862

                                GVC VENTURE CORP.
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                         13-3018466
--------------------------------                       --------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


200 East 66th Street, Suite B603, New York, NY                10021
-------------------------------------------            --------------------
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

                               Yes     X                                No
                               ----------                     ----------

         Indicate the number of shares outstanding of each of issuer's classes of common stock, as of latest practicable date:

         The number of shares outstanding of the registrant's Common Stock as of November 8, 2002 was 5,294,710.

Item 1.                Financial Statements
-------                --------------------

                       GVC VENTURE CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                          US Dollars (000's)
                                                      September 30,     June 30,
                                                               2002         2002
                                                      -------------     --------


Assets
----------

Current Assets
Cash and cash equivalents                                  $    26      $     3
Accounts receivables and other current assets                   --           --
                                                           -------      -------

Total Current Assets                                       $    26      $     3

                                                           -------      -------
Total Assets                                               $    26      $     3
                                                           =======      =======
Liabilities and Stockholders' Equity

                                                                        -------

Current Liabilities
Accounts payable and accrued expenses                      $    68      $    64
                                                           -------      -------
Total Current Liabilities                                  $    68      $    64

Long-Term Debt                                             $    75      $    50

Stockholders' Equity
Common Stock - $.10 par value; 50,000,000 shares
     authorized, 5,294,710 shares and 5,214,710
     shares issued and outstanding in Fiscal 2003
     and 2002, respectively                                    529          529
Paid-in Capital                                              1,688        1,688
Accumulated Deficit                                         (2,334)      (2,328)
                                                           -------      -------
Total Stockholders' Equity                                    (117)        (111)
                                                           -------      -------

Total Liabilities & Stockholders' Equity                   $    26      $     3
                                                           =======      =======

The accompanying notes to these Consolidated Financial Statements are an integral part of these Financial Statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                   Three Months Ended
                                                   September 30,
                                            --------------------------------
                                                2002                    2001


                                            (In thousands except per share data)

Corporate Office Expenses                    $         5            $         4
 Interest Long-Term Debt                     $         1                     --
                                             -----------            -----------
NET LOSS                                     $        (6)           $        (4)
                                             ===========            ===========


NET LOSS PER SHARE                                    --                     --
                                             ===========            ===========

Weighted Average Number of Common
           Shares Outstanding                  5,294,710              5,214,710
                                             ===========            ===========


The accompanying notes to these Consolidated Financial Statements are an integral part of these Financial Statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                  Three Months Ended
                                                                  September 30,
                                                                  2002           2001
                                                                  ----           ----
                                                                     (In thousands)
OPERATING ACTIVITIES:
Net (Loss)                                                       $ (6)          $ (4)
Adjustment to reconcile net loss to net
     cash provided (used) by operating activities:
Changes in operating assets and
     liabilities - net:
Increase/Decrease in accounts receivables and
other current assets                                               --             10
Increase/(decreases) in accounts payable,
     accrued expenses and other current liabilities                 4             (4)
                                                                 ----           ----
NET CASH PROVIDED (USED) BY OPERATING
     ACTIVITIES                                                    (2)             2

INVESTING ACTIVITIES

NET CASH PROVIDED (USED) BY INVESTING
     ACTIVITIES                                                    --             --

FINANCING ACTIVITIES
Loan from stockholderr                                             25             --
                                                                 ----           ----
NET CASH PROVIDED (USED) BY FINANCING
     ACTIVITIES                                                    25             --

                                                                 ----           ----
INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                   23              2

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF YEAR                                                        3              8
                                                                 ----           ----
CASH AND CASH EQUIVALENTS AT END OF YEAR                         $ 26           $ 10
                                                                 ====           ====
Note 1: Interest and Income Taxes paid were as follows:

                     Interest                                      --             --
                                                                 ====           ====

                     Franchise Income Taxes                      $  6           $  2
                                                                 ====           ====


The accompanying notes to these Consolidated Financial Statements Are an integral part of these Financial Statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Regulation S-X relating to the preparation of interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2003. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS
            -------------------------------------------------


Results of Operations - Three months ended September 30, 2002 compared with Three months ended September 30, 2001.
-------------------------------------------------------------

Corporate expenses of $ 5,000 increased by $ 1,000 compared to the prior year as a result of higher expenses relating to corporate reporting requirements.

Liquidity and Capital Resources
--------------------------------

         During the first quarter of fiscal 2003, the Company had a positive cash flow of $ 23,000 as a result of receiving a loan of $ 25,000 from Palisade Investors LLC, partially offset by the first quarter loss.

         At September 30, 2002, the Company had cash and cash equivalents of $ 26,000.

         The Company currently engages in no operating activities.

ITEM 3.     CONTROLS AND PROCEDURES.
-------     ------------------------

         We maintain disclosure controls and procedures that are designed to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and (2) that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In November 2002, under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC. In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls since our October 2002 evaluation. We cannot assure you, however, that our system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on its behalf by the undersigned thereunto duly authorized.

                                             GVC VENTURE CORP.



Date:      November 12, 2002                 By:/s/ Russell Banks
                                              ---------------------
                                             Russell Banks, Chairman
                                             Of the Board of Directors
                                             (Principal Executive
                                             Officer) and Director




Date:      November 8, 2002                  By:/s/ Marc J. Hanover
                                             ---------------------
                                             Marc J. Hanover, Vice-
                                             President Finance, Treasurer and
                                             Chief Financial Officer
                                             (Principal Accounting Officer)

                                   CERTIFICATE

I, Russel Banks, certify that:

1.       I have reviewed this quarterly report on Form 10-QSB of GVC Venture
         Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November  12, 2002                      /s/ Russel Banks
                                              -----------------------------
                                              Russel Banks
                                              Chairman of the Board of Directors
                                              (Principal Executive Officer)

                                   CERTIFICATE

I, Marc Hanover, certify that:

1.       I have reviewed this quarterly report on Form 10-QSB of GVC Venture
         Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 8, 2002                      /s/ Marc Hanover
                                            ------------------------------------
                                            Marc Hanover
                                            Vice-President Finance, Treasurer
                                            and Chief Financial Officer
                                            (Principal Accounting Officer)