Form 10QSB
period 2002-12-31
GVC VENTURE CORP /DE/
filed 2003-02-13
CIK 814286

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended December 31, 2002

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to _____________________

Commission File No. 0-15862

                                GVC VENTURE CORP.
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       13-3018466
--------------------------------                     --------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

200 East 66th Street, Suite B603, New York, NY              10021
----------------------------------------------       --------------------
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

      The number of shares outstanding of the registrant's Common Stock as of February 4, 2003 was 5,294,710.

ITEM 1.     FINANCIAL STATEMENTS
            --------------------

                       GVC VENTURE CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                              US Dollars (000's)
                                                         December 31,       June 30,
                                                                 2002           2002
                                                         ------------     ----------

Assets
----------

Current Assets

Cash and cash equivalents                                 $     8           $     3
                                                          --------          --------
Total Current Assets                                      $     8           $     3
                                                          ========          ========
Total Assets                                              $     8           $     3
                                                          ========          ========


Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities

Accounts payable and accrued expenses                     $    58           $    64
                                                          --------          --------
Total Current Liabilities                                 $    58           $    64

Long-Term Debt                                            $    75           $    50


Stockholders' Equity

Common Stock - $.10 par value; 50,000,000 shares
  authorized, 5,294,710 shares and 5,294,710
  shares issued and outstanding, respectively             $   529           $   529
Paid-in Capital                                           $ 1,688           $ 1,688
Accumulated Deficit                                       $(2,342)          $(2,328)
                                                          --------          --------
Total Stockholders' Equity                                $  (125)          $  (111)
                                                          --------          --------

Total Liabilities & Stockholders' Equity                  $     8           $     3
                                                          ========          ========



See Notes to Consolidated Financial Statements

                       GVC VENTURE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                          Three Months Ended                       Six Months Ended
                                          December 31,                             December 31,

                                     2002               2001                  2002                2001
                                   ------------------------------         -------------------------------
                                                     (In thousands except per share data)

Corporate Office Expenses          $        8          $        7          $       13          $       11
  Interest Long-Term Debt          $        0          $        0          $        1          $        0
                                   ----------          ----------          ----------          ----------
NET LOSS                           $        8          $        7          $       14          $       11
                                   ==========          ==========          ==========          ==========


NET LOSS PER SHARE                 $     0.00          $     0.00          $     0.00          $     0.00
                                   ==========          ==========          ==========          ==========


Weighted Average Number
  of Common Shares
  Outstanding                       5,294,710           3,614,710           5,294,710           3,614,710
                                   ==========          ==========          ==========          ==========



See Notes to Consolidated Financial Statements

                       GVC VENTURE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                    Six Months Ended December 31,
                                                                      2002                 2001
                                                                      ----                 ----
                                                                            (In thousands)

OPERATING ACTIVITIES:
Net (Loss)                                                            $(14)               $(11)
                                                                      -----               -----
Adjustment to reconcile net loss to net
  cash provided (used) by operating activities:
Changes in operating assets and liabilities - net:
(Increase)/decrease in prepaid expenses,
  other current assets and other assets                                 --                $ 10
Increase/(decreases) in accounts payable,
  accrued expenses and other current liabilities                      $ (6)               $ (4)
                                                                      -----               -----
NET CASH PROVIDED (USED) BY OPERATING
  ACTIVITIES                                                          $(20)               $ (5)

FINANCING ACTIVITIES
Loan from Palisade Investors                                          $ 25                  --
                                                                      -----               -----

NET CASH PROVIDED (USED) BY FINANCING
  ACTIVITIES                                                          $ 25                  --


INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                         $  5                $ (5)
                                                                      -----               -----

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                           $  3                $  8
                                                                      -----               -----

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  8                $  3
                                                                      =====               =====


Note 1: Interest and Income Taxes paid were as follows:
                    (In Thousands)

  Interest                                                              --                  --
                                                                      ====                ====

  Income Taxes                                                        $  2                $  2

                                                                      ====                ====


See Notes to Consolidated Financial Statements

                       GVC VENTURE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


      A. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X related the preparation of interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the six months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2003. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS
            -------------------------------------------------

Results of Operations - Three months ended December 31, 2002 compared with Three months ended December 31, 2001.
------------------------------------------------------------

      Corporate expenses of $ 8,000 increased by $ 1,000 as a result of having slightly higher legal and warehouse expenses than in the prior year.

Results of Operations - Six months ended December 31, 2002
compared with Six months ended December 31, 2001.
----------------------------------------------------------

      Corporate expenses of $13,000 increased by $3,000 compared to the first half of fiscal 2001 as a result of higher legal and warehouse expenses.

Liquidity and Capital Resources
--------------------------------

      During the first half of fiscal 2003, the Company had a positive cash flow of $ 5,000, as a result of funding the Net Loss of $ 14,000 and reducing Accounts Payables. This was more than offset by a $ 25,000 loan from Palisade Investors LLC.

      At December 31, 2002, the Company had cash and cash equivalents of $ 8,000 and the Company continues to examine potential business opportunities as they are presented to it.

      The Company currently engages in no operating activities.

ITEM 4.     CONTROLS AND PROCEDURES.
            ------------------------

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company is required to file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its principal executive officer and its principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives.

      Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Vice President of Finance and Treasurer, and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Chief Executive Officer and its Vice President of Finance, Treasurer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its Exchange Act Reports.

Item 6.     Exhibits and reports on Form 8-K
            --------------------------------

            (a)        Exhibits:
                       The following exhibits are filed herewith:

            Exhibit
            Number     Description

            99.1       Certificate of Chief Executive Officer
            99.2       Certificate of Chief Financial Officer

            The exhibits appear immediately following the signature page.

            (b)        Reports on Form 8-K:

                       None

                                   Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on its behalf by the undersigned thereunto duly authorized.

                                              GVC VENTURE CORP.



Date: February 4, 2003                        By:/s/ Russell Banks
                                              --------------------
                                                Russell Banks, Chairman
                                                Of the Board of Directors
                                                (Principal Executive Officer)
                                                and Director

Date: February 4, 2003                        By:/s/ Marc J. Hanover
                                              -------------------------------
                                                Marc J. Hanover, Vice-President
                                                Finance and Treasurer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)

                                   CERTIFICATE

I, Russell Banks, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of GVC Venture Corp.;

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

Date: February 4, 2003                     /s/ Russell Banks
                                           ----------------------------------
                                           Russell Banks
                                           Chairman of the Board of Directors
                                           (Principal Executive Officer)
                                           and Director

                                   CERTIFICATE

I, Marc Hanover, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of GVC Venture Corp.;

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

Date:  February 4, 2003                    /s/ Marc Hanover
                                           -------------------------------------
                                           Marc Hanover
                                           Vice-President, Finance and Treasurer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)