Form 10QSB
period 2003-03-31
GVC VENTURE CORP /DE/
filed 2003-05-20
CIK 814286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarterly period ended March 31, 2003

                           Commission File No. 0-15862


                                GVC VENTURE CORP.
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                           13-3018466
------------------------------------                       ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

200 East 66th Street, Suite B603, New York, NY                10021
----------------------------------------------                -----
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number including area code: 212-753-1812


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                                        [ X ] Yes  [   ] No

Indicate by check whether the registrant is an accelerated filer (as defined in
Rule 12b-2 of the Exchange Act):                        [   ] Yes  [ X ] No

The number of shares outstanding of the registrants common stock as of March 15, 2003 was 5,294,710.

Item 1.               Financial Statements

                       GVC VENTURE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                       March 31, 2003                June 30, 2002
                                                          (In thousands, except per share data)
Assets

Current Assets
Cash and cash equivalents                                 $      2                      $       3
                                                          ---------                     ----------
Total Current Assets                                      $      2                      $       3
                                                          =========                     ==========

Total Assets                                              $      2                      $       3
                                                          =========                     ==========


Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued expenses                     $     71                      $      64
                                                          ---------                     ----------
Total Current Liabilities                                 $     71                      $      64
                                                          ---------                     ----------

Long-Term Debt                                            $     75                      $      50

Stockholders' Equity

Common Stock - $.10 par value; 50,000,000
   shares authorized, 5,294,710 shares
   and 5,214,710 shares issued and
   outstanding, respectively                              $    529                      $     529
Paid-in Capital                                           $  1,688                      $   1,688
Accumulated Deficit                                       $ (2,361)                     $  (2,328)
                                                          ---------                     ----------
Total Stockholders' Equity                                $   (144)                     $    (111)

Total Liabilities & Stockholders' Equity                  $      2                      $       3
                                                          =========                     ==========

See Notes to Consolidated Financial Statements

                                GVC VENTURE CORP. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)

                                                       Three Months Ended            Nine Months Ended
                                                            March 31,                    March 31,

                                                      2003           2002            2003          2002
                                                      ----           ----            ----          ----
                                                                   (In thousands except per share data)

Corporate Office Expenses                         $       17      $        6     $       30    $      17
Interest (Income) Expense- Net                    $        2      $        0     $        3    $       0
                                                  ==========      ==========     ==========    =========
NET LOSS                                          $      (19)     $       (6)    $      (33)   $     (17)
                                                  ==========      ==========     ==========    =========

NET LOSS PER SHARE                                    ($0.00)         ($0.00)        ($0.01)      ($0.00)
                                                  ==========      ==========     ==========    =========

Weighted Average Number of Common
       Shares Outstanding                          5,294,710       5,268,044      5,294,710    5,232,491
                                                  ==========      ==========     ==========    =========


See Notes to Consolidated Financial Statements

                                GVC VENTURE CORP. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                          Nine Months Ended March 31,
                                                                     2003                           2002
                                                                ----------------               -------------
                                                                                (In thousands)
OPERATING ACTIVITIES:
Net (Loss)                                                        $          (33)                $       (17)
Adjustment to reconcile net loss to net
       cash provided (used) by operating activities:
Changes in operating assets and liabilities - net:
(Increase)/decrease in prepaid expenses,
       other current assets and other assets                                   -                 $        10
Increase/(decrease) in accounts payable,
       accrued expenses and other current liabilities             $            7                 $        (8)
                                                                ----------------               -------------
NET CASH PROVIDED (USED) BY OPERATING
       ACTIVITIES                                                 $          (26)                $       (15)

FINANCING ACTIVITIES

Equity investment in the Company as a result
of a private placement                                                         -                 $         2
Loan from Chairman of the Board                                                -                 $         8
Loan from Palisade Investors                                      $           25                           -

                                                                ----------------               -------------
NET CASH PROVIDED (USED) BY FINANCING
       ACTIVITIES                                                 $           25                 $        10

                                                                ----------------               -------------
INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                                $           (1)                $        (5)
                                                                ----------------               -------------

CASH AND CASH EQUIVALENTS AT BEGINNING
       OF PERIOD                                                  $            3                 $         8
                                                                ----------------               -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $            2                 $         3
                                                                ================               =============

Note 1:   Interest and Income Taxes paid were as follows:
                                        (In thousands)
       Interest                                                                -                           -
                                                                ================               =============

       Income Taxes                                               $            6                 $         5
                                                                ================               =============

See Notes to Consolidated Financial Statements

                       GVC VENTURE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     A. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Regulation S-X related the preparation of interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2003. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three months ended March 31, 2003 compared with Three
-----------------------------------------------------------------------------
months ended March 31, 2002.
----------------------------

     Corporate expenses of $17,000 increased by $11,000 primarily as a result of having higher legal expenses in the period ended March 31, 2003 in connection with investigating potential business transaction. Accrued interest expenses of $2,000 relates to loans from the Chairman of the Board and Palisade Investors.


Results of Operations - Nine months ended March 31, 2003 compared with Nine
---------------------------------------------------------------------------
months ended March 31, 2002.
----------------------------

     Corporate expenses of $30,000 increased by $13,000 compared to the first nine months of fiscal 2002 primarily as a result of higher legal expenses in the period ended March 31, 2003 in connection with investigating potential business transactions. The accrued interest expense of $3,000 relates to loans from the Chairman of the Board and Palisade Investors.


Liquidity and Capital Resources
-------------------------------

     During the nine months ended March 31, 2003, the Company had a negative cash flow of $1,000, as a result of funding the Net Loss of $33,000. This was almost substantially funded by a $25,000 loan from Palisade Investors LLC and an increase in current liabilities. At March 31, 2003.

     The Company had cash and cash equivalents of $2,000 and the Company continues to examine potential business opportunities as they are presented to it. On May 5, 2003 Palisade Investors LLC loaned the Company an additional $25,000.

     The Company currently engages in no operating activities.

     The Company does not have sufficient current assets to pay its debts as they come due. The Company intends to rely upon additional debt or equity investments from certain of its principal stockholders in order to fund its debts as they come due. However, no arrangements have been made with respect to any such additional investments, and the Company makes no assurances that any such arrangements will be made. If such arrangements for additional financing are not made, the Company may be forced to liquidate and dissolve.

ITEM 4.        CONTROLS AND PROCEDURES

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

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chairman of the Board of Directors, its Vice President of Finance and Treasurer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Chairman of the Board of Directors, its Vice President of Finance and Treasurer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its Exchange Act Reports.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          Exhibit
          Number      Description
          ------      -----------

          99.1 Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and filed herewith.

          99.2 Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and filed herewith.

     The exhibits appear immediately following the signature page.

     (b)  Reports on Form 8-K filed during the quarter ended March 31, 2003:

          None.

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on its behalf by the undersigned thereunto duly authorized.

                                          GVC VENTURE CORP.
                                          -----------------
                                          Registrant



Date:   May 15, 2003                      By:  /s/ Russell Banks
                                          ----------------------------
                                          Russell Banks, Chairman
                                          Of the Board of Directors
                                          (Principal Executive Officer)
                                          and Director




Date:   May 15, 2003                      By:  /s/ Marc J. Hanover
                                          ----------------------------
                                          Marc J. Hanover, Vice-President
                                          Finance and Treasurer (Principal
                                          Financial Officer and Principal
                                          Accounting Officer)

                                GVC VENTURE CORP.


                CERTIFICATION FOR QUARTERLY REPORT ON FORM 10-QSB

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


Date:   May 15, 2003              /s/  Russell Banks
                                  ----------------------------------------------
                                  Russell Banks
                                  Chairman of the Board of Directors (Principal
                                  Executive Officer) and Director

                CERTIFICATION FOR QUARTERLY REPORT ON FORM 10-QSB

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


Date:   May 15, 2003                  /s/ Marc Hanover
                                      -------------------------------------
                                      Marc Hanover
                                      Vice President, Finance and Treasurer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)