Form 10KSB
period 2003-09-30
GVC VENTURE CORP /DE/
filed 2003-12-03
CIK 814286

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2003.

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________________ to ______________________

Commission File No. 0-15862

                                GVC VENTURE CORP.
                               -------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                         13-3018466
------------------------------------        -----------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

200 East 66th Street, Suite B603, New York, N.Y.              10021-9181
------------------------------------------------              ----------
(Address of principal executive offices)                      (Zip code)

Registrant's telephone number including area code: 212-446-6725

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

                  Common Stock, $ .10 par value

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

         Registrant expects to file its current report on Form 10Q for the quarter ended September 30, 2003 originally due November 17, 2003 on or about December 5, 2003.

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The registrant had no revenues in the fiscal year ended June 30, 2003.

         The aggregate market value as of September 15, 2003 of the registrant's Common Stock held by non-affiliates of the registrant was $529, computed on the basis of the last reported trade on June 13, 2003 on the Over-the-Counter Bulletin Board of the Nasdaq. On that date one trade was reported at $.0001 per share.

         The number of shares outstanding of the registrant's Common Stock as of September 15, 2003 was 5,294,516.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

          Transitional Small Business Disclosure Format Yes [ ] No [X]

Item 1.  Business
-------  --------

         GVC Venture Corp. (the "Company"), currently engages in no activities other than seeking potential opportunities for an acquisition, sale or merger. Management, while it looks at opportunities, it investigated two opportunities during fiscal 2003. Neither of these resulted in any meeting of the minds and all activity relating to these two opportunities have ceased. The Company intends to continue its search for potential business opportunities.

         Mr. Russell Banks, Chairman of the Board of Directors of the Company, and Palisade Investors LLC now known as Palisade Investors LLC have previously funded the expenses of the Company. Mr. Banks and Palisade Investors LLC have advised the Company that they are reviewing whether or not they will continue to provide further funding for the Company. At June 30, 2003, the Company's liabilities of $166,000 exceeded the Company's cash and cash equivalents (the Company's only assets) of $15,000. Accordingly, the Company is considering various alternatives to a merger, acquisition or sale, including the cessation of its activities and/or its liquidation and dissolution.

Employees
---------

         The Company currently has no full time employees.

Item 2.  Properties
-------  ----------

         The Company neither owns nor leases any real property. The Company's mailing address is 200 East 66th Street, Suite B603, New York, NY 10021-9181.

Item 3.  Legal Proceedings
-------  -----------------

         The Company is not a party to any legal proceeding.

Item 4.  Submission of matters to a Vote of Security Holders
-------  ---------------------------------------------------

         No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

Item 5.  Market for Registrant's Common Equity and related Stockholder Matters
-------  ---------------------------------------------------------------------

         The Company is currently quoted on Nasdaq's Over-the-Counter Bulletin Board under the symbol: GPAX, where trading activity is minimal. The following table sets forth actual trade prices for the Company's Common Stock for each quarterly period during the fiscal years ended June 30, 2003 and 2002, as reported by the Bulletin Board. The prices are without markups, markdowns or commissions.

Fiscal 2003                           High                                Low
-----------                           ----                                ---
First Quarter (1)                     .001   (1)                          .001
Second Quarter (2)                    .001   (1)                          .0001
Third Quarter (3)                     .0001 (2)                           .0001
Fourth Quarter (4)                    .0001 (3)                           .0001

Fiscal 2002
First Quarter (1)                     .003 (2)                            .001
Second Quarter (2)                    .001 (3)                            .0001
Third Quarter (3)                     .001 (2)                            .0001
Fourth Quarter (4)                    .001 (3)                            .001
----------------

     (1) During this quarter there were five trades.

     (2) During this quarter there were three trades.

     (3) During this quarter there were two trades.

         To date the Company has not paid any cash dividends, and it is not anticipated that dividends will be paid in the foreseeable future.

         As of September 15, 2003, there were approximately 3,589 holders of record of the Company's Common Stock.

Equity Compensation Plan Information
------------------------------------

         The following sets forth certain information as of June 30, 2003 concerning the Company's equity compensation plans:

                                                                                      NUMBER OF SECURITIES
                                                                                          REMAINING FOR
                              NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE          FUTURE ISSUANCE UNDER
                              BE ISSUED UPON EXERCISE       EXERCISE PRICE OF          EQUITY COMPENSATION
                              OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,       (EXCLUDING REFLECTED IN
                                WARRANTS AND RIGHTS        WARRANTS AND RIGHTS             COLUMN (A)
                                        (A)                        (B)                         (C)
                             -------------------------- -------------------------- ----------------------------
Equity compensation plans            35,000(1)                       $.13                      -0-
approved by security
holders
Equity compensation plans                -0-                        --                         -0-
not approved by security
holders
---------------------------- -------------------------- -------------------------- ----------------------------
Total                                35,000                          $.13                      -0-
---------------------------- -------------------------- -------------------------- ----------------------------

(1) Represents options to purchase an aggregate of 35,000 shares of Common Stock granted to the Vice President-Finance, Secretary and Treasurer of the Company at exercise prices per share equal to the fair market value per share of the Company's Common Stock on the date of grant.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------


         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in Item 7 of this Report.

General

         The Company currently engages in no operating activities other than seeking potential opportunities for an acquisition, sale or merger. None have resulted in any meeting of the minds and all activity relating opportunities have ceased. Any acquisition or merger is likely to result in a change in control of the Company. The Company intends to continue its search for potential business opportunities. As noted below (see "Liquidity and Capital Resources"), the Company is considering various alternatives to a merger, acquisition or sale, including the cessation of its activities and/or its liquidation and dissolution.

         The following table sets forth selected financial information relating to the consolidated results of operations and financial position of the Company and its subsidiaries for the five years ended June 30, 2003.


                                         FOR THE YEAR ENDED JUNE 30,
                                  ----------------------------------------
                                  2003     2002     2001     2000     1999
                                  ----     ----     ----     ----     ----
                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
Statement of Operations Data:
Revenues (1)                       $-       $-       $-       $-       $-
Loss from Continuing
  Operations (2)                  (40)    (105)     (80)     (37)     (39)
Per Share Data:
Basic and Diluted Loss from
  Continuing Operations (2)      (.01)    (.02)    (.02)    (.01)    (.01)

                                         FOR THE YEAR ENDED JUNE 30,
                                  ----------------------------------------
                                  2003     2002     2001     2000     1999
                                  ----     ----     ----     ----     ----
                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
Balance Sheet Data:
Total Assets                    $  15    $   3    $  18    $  56    $  38
Long-Term Obligations             100       50      N/A      N/A      N/A(1)
Total Liabilities                 166      114      N/A      N/A      N/A
Total Stockholders'
  Equity/(Deficit)               (151)    (111)      (8)      32       19
Book Value Per Share            ($.03)   ($.02)      --    $ .01    $ .01
Cash Dividends Per Share           --       --       --       --       --


(1) The Company has had no revenues and has engaged in no operating activities since fiscal 1994.

(2) Based upon the weighted average shares of Common Stock outstanding of 5,294,516 in 2003; 5,241,377 shares in 2002; 3,948,044 shares in 2001;
         3,198,043 shares in 2000; and 3,114,710 shares in 1999.

Results of Operations
---------------------

Fiscal 2003 compared to Fiscal 2002
-----------------------------------

         The Company had no revenues in either fiscal 2003 or fiscal 2002.

         Expenses in fiscal 2003 were $ 40,000, a decrease of $65,000 from fiscal 2002. The decrease was a result of the absence of $75,000 of legal expenses, principally legal fees, incurred in fiscal 2002 in connection with a proposed merger that was not completed, partially offset by $8,000 higher state and local taxes.

Fiscal 2002 compared to Fiscal 2001
-----------------------------------

         The Company had no revenues in either fiscal 2002 or 2001.

         Expenses were $105,000 in fiscal 2002, a $25,000 increase over fiscal 2001. The increase was a result of legal expenses of $75,000 incurred for a proposed merger that was not completed, partially offset by the absence of annual meeting expenses and $5,000 lower state and local taxes.

Off-Balance Sheet Arrangements
------------------------------

         The Company has no off-balance sheet financing arrangements.

Liquidity and Capital Resources
-------------------------------

         During fiscal 2003, the Company had a positive cash flow of $12,000, principally as a result of a $50,000 loan from Palisade Investors LLC, which was partially offset by the use of cash to finance the net loss of $40,000.


----------
(1) This information is not available.

         Mr. Russell Banks, Chairman of the Board of Directors of the Company, and Palisade Investors LLC have previously funded the expenses of the Company. Mr. Banks and Palisade Investors LLC have advised the Company that are reviewing whether or not they will continue to provide further funding for the Company. At June 30, 2003, the Company's liabilities of $166,000 exceeded the Company's cash and cash equivalents (the Company's only assets) of $15,000. Accordingly, the Company is considering various alternatives to a merger, acquisition or sale, including the cessation of its activities and/or its liquidation and dissolution.

Item 7.  Financial Statements and Supplementary Data

         The following consolidated financial statements of the Company are contained in this Report on the pages indicated:

                                                                                                   Page
   Report of Independent Auditors.......................................................             8
   Consolidated Financial Statements:
       Consolidated Balance Sheets - June 30, 2003 and 2002.............................             9

       Consolidated Statements of Operations -
           years ended June 30, 2003, 2002 and 2001.....................................            10

       Consolidated Statements of Stockholders'(Deficit) -
           years ended June 30, 2003, 2002 and 2001.....................................            11

       Consolidated Statements of Cash Flows - Years ended June 30, 2003, 2002, and 2001            12

       Notes to Consolidated Financial Statements.......................................            13

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
GVC Venture Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of GVC Venture Corp. and subsidiaries (collectively, the "Company") as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred losses of $40,000 and $105,000 for the years ended June 30, 2003 and 2002, respectively. These losses have significantly weakened the Company's financial position and its ability to meet current operating expenses, and, at June 30, 2003, the Company's current liabilities exceeded its current assets by $151,000. There can be no assurance that the Company will have sufficient funds to finance its operations, which continue to show losses, through the year ending June 30, 2003. As a result there is substantial doubt about the Company's ability to continue as a going concern.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GVC Venture Corp. and subsidiaries at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States.


                                             /s/ ERNST & YOUNG LLP
New York, New York
October 10, 2003

                       GVC VENTURE CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    June 30,
                                                                                 2003       2002
                                                                                -------    -------
                                                                           (In thousands, except share data)

Assets
------
Current Assets
Cash and cash equivalents                                                       $    15    $     3
Accounts Receivables and other current
Assets
Total Current Assets                                                                 15          3
                                                                                -------    -------

Total Assets                                                                    $    15    $     3
                                                                                =======    =======


Liabilities and Stockholders' Deficit
-------------------------------------

Current Liabilities
Accounts payable and accrued expenses                                           $    66    $    64


Total Current Liabilities                                                       $    66    $    64

Long-Term Debt                                                                  $   100    $    50

Stockholders' Deficit
Common Stock - $ .10 par value; 50,000,000 shares authorized 5,294,516 shares and 5,294,516 shares issued and outstanding in 2003
and 2002, respectively                                                              529        529
Paid-in capital                                                                   1,688      1,688
Accumulated Deficit                                                              (2,368)    (2,328)

Total Stockholders' Deficit                                                        (151)      (111)
                                                                                -------    -------

Total Liabilities & Stockholders' Deficit                                       $    15    $     3
                                                                                =======    =======

See Notes to Consolidated Financial Statements

                       GVC VENTURE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   YEAR ENDED JUNE 30,
                                                            2003           2002          2001
                                                         ---------      ---------      ---------
                                                             (In thousands except share data)
Corporate Office Expenses                              $        40    $       105    $        80
Other (income)/expense:
Interest (income)/expense, net                                  --             --             --
NET LOSS                                               $       (40)          (105)           (80)
                                                         ---------      ---------      ---------

BASIC AND DILUTED
LOSS PER SHARE                                         $      (.01)   $      (.02)   $      (.02)
                                                         =========      =========      =========

Weighted Average Number of Common Shares Outstanding     5,294,516      5,241,377      3,948,044


See Notes to Consolidated Financial Statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
            ---------------------------------------------------------


                                                          Common     Paid-in   Accumulated
                                                           Stock     Capital     Deficit
                                                          -------    -------    -------
                                                                  (In thousands)
Balance at June 30, 2000                                  $   361    $ 1,814    $(2,143)
Net Loss                                                      (80)
Purchase of 800,000 shares each by one investor and the
Chairman of the Board, respectively                           160       (120)
                                                          -------    -------    -------
Balance at June 30, 2001                                  $   521    $ 1,694    $(2,223)

Net Loss                                                                           (105)
Purchase of 80,000 shares by the
Chairman of the Board                                           8         (6)
                                                          -------    -------    -------
Balance at June 30, 2002                                  $   529    $ 1,688    $(2,328)

Net Loss                                                                            (40)
                                                          -------    -------    -------
Balance at June 30, 2003                                  $   529    $ 1,688    $(2,368)
                                                          =======    =======    =======


See Notes to Consolidated Financial Statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       June 30,
                                                                               2003     2002     2001
                                                                               -----    -----    -----
                                                                                     (In thousands)
OPERATING ACTIVITIES:
Net Loss                                                                       $ (40)   $(105)   $ (80)

Adjustment to reconcile net loss to net Cash (used) by operating activities:
Changes in operating assets and Liabilities - net:
(Increase)/decrease in accounts receivable                                        --       10      (10)
(Increase)/decrease in prepaid expenses, other current assets and
   other assets                                                                   --       --        1
Increase/(decrease) in accounts payable, accrued expenses and other
   current liabilities                                                             2       38        2

NET CASH (USED) BY OPERATING
   ACTIVITIES                                                                    (38)     (57)     (87)

FINANCING ACTIVITIES
Purchase of the Company's common stock by
one investor and the Chairman of the Board                                        --        2       40
Loan from Chairman of the Board                                                   --       50       --
Loan from Palisade Investors LLC                                                  50       --       --
                                                                               -----    -----    -----
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         50       52       40
                                                                               -----    -----    -----
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                     12       (5)     (47)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     3        8       55
                                                                               -----    -----    -----
CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $  15    $   3    $   8
                                                                               =====    =====    =====
Supplemental Schedule of Cash Flow Information:

   Interest and Income Taxes paid were as follows:
                             (In thousands)

         Interest                                                              $   0    $   0    $   0
         Income Taxes                                                          $   8    $   9    $   7
                                                                               =====    =====    =====

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

         Income Taxes: The Company has operating loss carryforwards of $ 8,292,000 which expire as follows; $ 5,161,000 - 2004; $ 499,000 - 2005; $
329,000 - 2006; $ 301,000 - 2007; $ 571,000 - 2008; $ 929,000 - 2009; $ 99,000 -
2010; $ 34,000 - 2011, $ 34,000 - 2012, $ 33,000 - 2013, $ 40,000 - 2014, $
37,000 - 2015; $ 80,000 - 2016, $ 105,000 - 2017 and $ 40,000 - 2018.

         A full valuation allowance has been recorded as a reserve against deferred tax assets due to the Company's history of operating losses.

         Net Loss Per Share: Basic and diluted loss per share is based on the weighted average number of shares outstanding in fiscal 2003, 2002 and 2001. Basic and diluted loss per share are equivalent for all periods presented, as there is a loss from operations in each period.

         Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Note B - Commitments and Contingencies:
---------------------------------------

         Rental expenses for leases for continuing operations was $ 0, $ 0 and $ 0 in 2003, 2002 and 2001, respectively. Future minimum rental commitments at June 30, 2003 were $ 0.

Note C - Accounts Payable and Accrued Expense

         Accounts payable, accrued expenses and other current liabilities consist of the following:

                   June 30,     June 30,
                     2003        2002
                     ----        ----
                       (In thousands)
Trade creditors       $ 2        $ 2
Professional fees      57         56
State & Local Taxes     7          6
Total                 $66        $64

Note D - Incentive Plan
-----------------------

         The Company has an incentive plan covering 1,250,000 shares of its common stock for restricted stock awards and stock options.

         In fiscal 2001 options to purchase 25,000 shares were granted. No options were granted in fiscal 2002 and 2003, respectively.

         At June 30, 2003, there were options to purchase 10,000 and 25,000 shares issued and outstanding at an exercise price of $ .22 and $ .10 per share, respectively.

Note E - Quasi Reorganization
-----------------------------

         In 1990, the Company established a new basis for accounting for assets, liabilities and stockholders' equity. There were no changes in the historical asset values of the Company as fair values were not significantly different and as a result, the paid-in-capital and the deficit of the Company were reduced by $ 26,070,000.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosures.
         ----------------------


         Not applicable.

Item 8A. Controls and Procedures.
-------  -----------------------

         As of the end of the period covered by this Report, management of the Company, with the participation of the Company's President and principal executive officer and the Company's Vice President-Finance and principal financial officer, evaluated the effectiveness of the Company's "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure.

         During the period covered by this Report, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 9.  Directors and Executing Officers of the Registrant
-------  --------------------------------------------------


         The following information is given with respect to each director and executive officer of the Company:

                                    Position presently held with Company
                                    ------------------------------------
Russell Banks                       Chairman of the Board of Directors and Director

John J. Hoey                        Director

Cornelius J. Reid, Jr.              Director

Gordon L. Banks                     President, Chief Executive Officer and Director

Marc J. Hanover                     Vice President-Finance, Chief Financial Officer Secretary and Treasurer

         Russell Banks, 84, has served as the Company's Chief Executive Officer from its inception through September 2003, first as President until June 1988 and since then as Chairman of the Board of Directors. From 1961 through June 8, 1995, Mr. Banks's principal occupation was as President, Chief Executive Officer and a Director of Grow Group, Inc. (a manufacturer of specialty chemicals). Imperial Chemical Industries PLC acquired Grow Group, Inc, by means of a cash tender offer in June 1995.

         Gordon L. Banks, 48, has served as President of the Company since June 1988, after service as Vice President of the Company since its inception. Mr. Banks was designated Chief Executive Officer by the Company's Board of Directors in September 2003.

         John J. Hoey, 64, President of Beneficial Capital Corp., which wholly owns, controls, or has a significant equity interest in public and private oil and gas companies, proprietary schools, and brew pubs. He has been a Director of Beneficial Capital Corp. for more than the past six years. Mr. Hoey was President, Chief Executive Officer and Director of Hondo Oil & Gas Inc. ("Hondo"), an oil and gas company, until it was merged into Lonmin, Plc. (UK) on December 23, 1998. He became a Director of Hondo in June 1993 and CEO on December 1, 1993.

         Cornelius J. Reid, 79, has, since November 1989, been Vice Chairman of AON Insurance Services of New York and, for more than five years prior thereto was Chairman, Chief Executive Officer and a Director of Rollins Hudig Hall of New York, Inc. (formerly Rollins Burdick Hunter), an insurance brokerage firm.

         Marc J. Hanover, 53, has served as Vice President-Finance, Chief Financial Officer Secretary and Treasurer of the Company since its inception.

         The Company's officers devote minimal time to the Company's affairs. The Company's officers serve at the pleasure of the Board of Directors. Directors serve until the election of their successors.

         Gordon L. Banks is the son of Russell Banks. Marc J. Hanover is the nephew of Russell Banks' wife. None of the other directors or officers are related.

         Under the arrangement with Palisade Investors LLC ("Palisade"), Palisade has the right to designate two directors. Palisade has not exercised this right to date. (See "Security Ownership of Certain Beneficial Owners and Management" in Item 11 of this Report.)

Item 10. Executive Compensation
-------------------------------


         No executive officer has received any cash compensation during the past three fiscal years.

Option Grants in Last Fiscal Year
---------------------------------

         No options to purchase shares of the Company's Common Stock were granted by the Company to any executive officer during fiscal 2003.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
--------------------------------------------------------------------------
Values
------

         No options to purchase shares of the Company's Common Stock were exercised by any executive officer during fiscal 2003. The following table contains information with respect to unexercised options held at June 30, 2003 by the Company's executive officers.

                                                                 Number of             Value of Unexercised
                                                                 Unexercised Options   In-the-Money Options
                                                                 at June 30, 2003 (#)  at June 30, 2003 ($)
       -------------------------------------------------------------------------------------------------------
       Name and Principal      Shares
       Position                Acquired On        Value          Exercisable/          Exercisable/
                               Exercise(#)        Realized ($)   Unexercisable         Unexercisable
       -------------------------------------------------------------------------------------------------------
       Russell Banks                   0                0                 0                      0
       Chairman

       Gordon L. Banks                 0                0                 0                      0
       President

       Marc J. Hanover                 0                0              35,000/0                  0/0 (1)
       VP Finance

         (1) On June 30, 2003, the exercise price of all options exceeded the market value of the Company's Common Stock.

Standard Remuneration of Directors
----------------------------------

         The Company has discontinued its practice of paying non-employee directors an annual retainer of $5,000 and a fee of $500 for participating in each Board or Committee meeting. No payment had been made to the board members for at least three years.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
-------  ---------------------------------------------------------------

         The following table sets forth information, at September 15, 2003, as to the shares of the Company's Common Stock beneficially owned by (a) the only persons (including any "group" as the term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) known by the Company to beneficially own more than five percent of the outstanding shares of Common Stock of the Company, the Company's only class of voting securities (b) each director of the Company, and (c) directors and executive officers of the Company as a group:

                                                                     Amount and Nature
                                   Name                              of Beneficial           Percent
Title of Class                     Beneficial Owner                  Ownership (1)           of Class (2)
--------------                     ----------------                  -------------------     ------------
Common Stock                       Palisade Investors LLC                   1,504,545          28.4%
                                   1 Bridge Plaza
                                   Fort Lee, NJ  07024

Common Stock                       Russell Banks                            1,524,156(3)       28.8%
                                   330 South Ocean Blvd.
                                   Apt. 5D Palm Beach, FL 33480

Gordon Banks                                                                  249,808           4.7%

John J. Hoey                                                                   22,727             *

Cornelius J. Reid, Jr.                                                         22,840             *

Directors and executive officers as a                                       1,978,680(4)        37.1%
   group(5 persons, including the above)
---------------------------

(1) Unless otherwise noted, the beneficial owner has sole voting and investment power.
(2) Asterisk indicates that the percentage is less than one percent. Percent of class assumes the issuance of the shares subject to the portion of the options held by such person that are exercisable within 60 days after September 15, 2003 but (except for the calculation of beneficial ownership by all directors and executive officers as a group) by no other person.
(3) Includes 294,156 and 250,000 shares of common stock owned by a trust of which Mr. Banks is the trustee and by his wife, respectively.
(4) Includes the shares reflected in footnote 3 and 35,000 shares subject to the portion of options held by an executive officer that were exercisable in full on September 15, 2003.

Item 12. Certain Relationships and Related Transactions
-------- ----------------------------------------------

         Mr. Russell Banks and Palisade Investors LLC have each previously loaned $50,000 to the Company, bearing interest at 6% per annum. The loans were originally due on October 30, 2003 and have been extended to November 30, 2004. All funds were and are being used to fund the expenses of the Company.

Item 13. Exhibits, Financial Statement Schedules, and Reports On Form 8-K
-------  ----------------------------------------------------------------

         (a) (1) Financial Statements

         The consolidated financial statements of the Company identified below are contained in Item 7 of this Report on the pages indicated:

                                                                                               Page
                                                                                               ----
Report of Independent Auditors..........................................................        8
Consolidated Financial Statements:
         Consolidated Balance Sheets - June 30,.........................................        9
         Consolidated Statements of Operations -
             years ended June 30, 2003, 2002 and 2001...................................        10
         Consolidated Statements of Stockholders'(Deficit) -
             years ended June 30, 2003, 2002 and 2001...................................        11
         Consolidated Statements of Cash Flows -
             years ended June 30, 2003, 2002, and 2001..................................        12
         Notes to Consolidated Financial Statements.....................................        13

                  (a)      (2) Financial Statement Schedules

         The schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                  (a)   (3)  Exhibits

*3.1 Restated Certificate of Incorporation of the Company. (Annex C to the Company's Information Statement which formed a part of its Registration Statement on Form 10).

+3.2     By Laws of the Company, as amended (Exhibit 3.2).

*4.1 Certificate of Common Stock, par value $ .10 per share, of the Company (Exhibit 4.1).

+10.4x   Registrant's Executive Incentive Plan, as amended (Exhibit 10.4).

31(a)    Certification of Principal Executive Officer of the Company pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)    Certification of Principal Financial Officer of the Company pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

32(a) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer of the Company.

32(b) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer of the Company.


----------------

* Filed as the parenthetically indicated exhibit to Amendment No. 1 to the Company's Registration of Securities on Form 10, File 10, File No. 0-15862, and incorporated herein by reference.

+ Filed as the parenthetically indicated exhibit to Company's Annual Report on Form 10-K for the year ended June 30, 1990, File No. 0-15862, and incorporated herein by reference.

+ Filed as the parenthetically indicated exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1992, and incorporated herein by reference.

x        Management contract.

         (b)      Reports on Form 8-K

         No Reports on Form 8-K were filed during the fourth quarter of the Company's year ended June 20, 2003.

Item 14. Principal Account, Fees and Services
-------- ------------------------------------

         The only professional services rendered by Ernst & Young LLP to the Company for the fiscal years ended June 30 2003 and June 30, 2002 were audit services, the fees for which were $8,000 and $7,000 respectively. Ernst & Young LLP provided no audit-related services, tax services or other services during either fiscal year.

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 GVC VENTURE CORP.

Dated:  December 3, 2003

                                                 /s/ Gordon Banks
                                                 Gordon Banks, President
                                                 and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                              /s/ Russell Banks
                                              -------------------------------
                                              Russell Banks, Chairman of the
                                              Board of Directors
                                              Date: December 3, 2003


                                              /s/ Gordon Banks
                                              -------------------------------
                                              Gordon Banks, President
                                              and Chief Executive Officer
                                              Date: December 3, 2003


                                              /s/ Marc Hanover
                                              -------------------------------
                                              Marc Hanover, Vice-President
                                              Finance and Treasurer (Principal
                                              Chief Financial Officer and
                                              Accounting Officer)
                                              Date: December 3, 2003


                                              /s/ John J. Hoey
                                              -------------------------------
                                              John J. Hoey, Director
                                              Date: December 3, 2003


                                              /s/ Cornelius J. Reid, Jr.
                                              -------------------------------
                                              Cornelius J. Reid, Jr.
                                              Director
                                              Date: December 3, 2003

                                  EXHIBIT INDEX

*3.1 Restated Certificate of Incorporation of the Company. (Annex C to the Company's Information Statement which formed a part of its Registration Statement on Form 10).

+3.2     By Laws of the Company, as amended (Exhibit 3.2).

*4.1 Certificate of Common Stock, par value $ .10 per share, of the Company (Exhibit 4.1).

+10.4x   Registrant's Executive Incentive Plan, as amended (Exhibit 10.4).

31(a)    Certification of Principal Executive Officer of the Company pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)    Certification of Principal Financial Officer of the Company pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

32(a) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer of the Company.

32(b) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer of the Company.

----------------

* Filed as the parenthetically indicated exhibit to Amendment No. 1 to the Company's Registration of Securities on Form 10, File 10, File No. 0-15862, and incorporated herein by reference.

+ Filed as the parenthetically indicated exhibit to Company's Annual Report on Form 10-K for the year ended June 30, 1990, File No. 0-15862, and incorporated herein by reference.

+ Filed as the parenthetically indicated exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1992, and incorporated herein by reference.

x        Management contract.