Form 10QSB
period 2003-09-30
GVC VENTURE CORP /DE/
filed 2003-12-09
CIK 814286

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended September 30, 2003

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

                           Yes                                No  X /1/
                           ----------                         ----------

/1/ The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, except that this Report has not been reviewed in accordance with statement on Auditing Standards No. 100

         Indicate the number of shares outstanding of each of issuer's classes of common stock, as of latest practicable date:

         The number of shares outstanding of the registrant's Common Stock as of September 30, 2003 was 5,294,516.

Item 1.                  Consolidated Financial Statements

                       GVC VENTURE CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                 US Dollars (000's)
                                              ---------------------
                                           September 30,    June 30,
                                               2003           2003
                                              -------       -------


Assets
------

Current Assets
Cash and cash equivalents                     $     3       $    15
                                              -------       -------

Total Current Assets                          $     3       $    15

                                              -------       -------
Total Assets                                  $     3       $    15

                                              =======       =======
Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued expenses         $    60       $    66
                                              -------       -------
Total Current Liabilities                     $    60       $    66

Long-Term Debt                                $   100       $   100

Stockholders' Equity
Common Stock - $.10 par value;
50,000,000 shares authorized,
5,294,516 shares and 5,294,516
shares issued and outstanding
in Fiscal 2004 and 2003, respectively             529           529

Paid-in Capital                                 1,688         1,688
Accumulated Deficit                            (2,374)       (2,368)
                                              -------       -------
Total Stockholders' Equity                       (157)         (151)
                                              -------       -------

Total Liabilities & Stockholders' Equity      $     3       $    15
                                              =======       =======

The accompanying notes to these Consolidated Financial Statements are an integral part of these Financial Statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                             Three Months Ended
                                                September 30,
                                       -----------------------------
                                           2002              2002
                                       -----------       -----------
(In thousands except per share data)

Corporate Office Expenses              $         4       $         5
 Interest Long-Term Debt               $         2       $         1
                                       -----------       -----------
NET LOSS                               $        (6)      $        (6)
                                       ===========       ===========


NET LOSS PER SHARE                              --                --
                                       ===========       ===========

Weighted Average Number of Common

         Shares Outstanding              5,294,516         5,294,516
                                       ===========       ===========


The accompanying notes to these Consolidated Financial Statements are an integral part of these Financial Statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           Three Months Ended
                                                              September 30,
                                                             ---------------
                                                             2003       2002
                                                             ----       ----
                                                              (In thousands)

OPERATING ACTIVITIES:
Net (Loss)                                                   $ (6)      $ (6)
Adjustment to reconcile net loss to net
         cash provided (used) by operating activities:
Changes in operating assets and
         liabilities - net:
Increase/(decreases) in accounts payable,
         accrued expenses and other current liabilities        (6)         4
                                                             ----       ----
NET CASH PROVIDED (USED) BY OPERATING
         ACTIVITIES                                           (12)        (2)

INVESTING ACTIVITIES

NET CASH PROVIDED (USED) BY INVESTING
         ACTIVITIES                                            --         --

FINANCING ACTIVITIES
Loan from outside investor                                     --         25
                                                             ----       ----
NET CASH PROVIDED (USED) BY FINANCING
         ACTIVITIES                                            --         25

                                                             ----       ----
INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS                                          (12)        23

CASH AND CASH EQUIVALENTS AT BEGINNING
         OF YEAR                                               15          3
                                                             ----       ----
CASH AND CASH EQUIVALENTS AT END OF YEAR                     $  3       $ 26
                                                             ====       ====
Note 1: Interest and Income Taxes paid were as follows:

                  Interest                                     --         --
                                                             ====       ====

                  Franchise Income Taxes                     $  1       $  6
                                                             ====       ====

The accompanying notes to these Consolidated Financial Statements Are an integral part of these Financial Statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------

A. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X relating to the preparation of interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2004. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2003.

B. The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, except that this Report has not been reviewed in accordance with statement on Auditing Standards No. 100

ITEM 2. Management's Discussion and Analysis of Financial Condition And Results of Operations


Results of Operations - Three months ended September 30, 2003 compared with Three months ended September 30, 2002.


Corporate expenses of $ 4,000 decreased by $ 1,000 compared to the prior year as a result of lower expenses relating to corporate reporting requirements and outside warehouse rent. Accrued interest expense increased by $ 1,000 due to the additional $ 50,000 from Palisades Investors LLC.

Liquidity and Capital Resources
-------------------------------

         During the first quarter of fiscal 2004, the Company had a negative cash flow of $ 12,000 as a result of funding the first quarter loss of $ 6,000 and reducing Accounts Payables by $ 6,000..

         At September 30, 2003, the Company had cash and cash equivalents of $ 3,000.

         Mr. Russell Banks, Chairman of the Board of Directors of the Company, and Palisade Investors LLC now known as Palisade Investors LLC have previously funded the expenses of the Company. Mr. Banks and Palisade Investors LLC have advised the Company that they are reviewing whether or not they will continue to provide further funding for the Company. At September 30, 2003, the Company's liabilities of $160,000 exceeded the Company's cash and cash equivalents (the Company's only assets) of $3,000. Accordingly, the Company is considering various alternatives to a merger, acquisition or sale, including the cessation of its activities and/or its liquidation and dissolution.

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

         Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its President, its Vice President of Finance and Treasurer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's President, its Vice President of Finance and Treasurer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its Exchange Act Reports.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

Exhibit
Number   Description

99.1     Certificate of the Principal Executive Officer pursuant to 18 U.S.C.
         Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and filed herewith.

99.2     Certificate of the Principal Financial Officer pursuant to 18 U.S.C.
         Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and filed herewith.

         The exhibits appear immediately following the signature page.

         (b) Reports on Form 8-K filed during the quarter ended September 30, 2003:

         None.

                                   Signatures
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on its behalf by the undersigned thereunto duly authorized.

                                     GVC VENTURE CORP.



Date:    December 8, 2003            By: /s/ Gordon Banks
                                         ---------------------
                                         Gordon Banks, President
                                         (Principal Executive
                                         Officer) and Director

Date:    December 8, 2003            By: /s/ Marc J. Hanover
                                         ---------------------
                                         Marc J. Hanover, Vice-
                                         President Finance and Treasurer
                                         (Principal Chief Financial Officer)
                                         and Accounting Officer

                                 Exhibit Index
                                 -------------


Exhibit
Number   Description
------   -----------

31.1 Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.