Form 10QSB
period 2003-12-31
GVC VENTURE CORP /DE/
filed 2004-02-17
CIK 814286

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended December 31, 2003

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to _____________________

Commission File No. 0-15862

                                GVC VENTURE CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                    13-3018466
------------------                                   ------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


200 East 66th Street, Suite B603, New York, NY       10021-9181
----------------------------------------------       ------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number including area code: 212-446-6725

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X(1)
                                                                     ---    ----

         State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: As of February 13, 2004, there were 5,294,516 shares of Common Stock, $.10 par value per share outstanding.

Transitional Small Business Disclosure Format:  Yes            No   X
                                                   -----          -----


----------
(1) The issuer has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, except that this Report and the issuer's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 have not been reviewed in accordance with statement on Auditing Standards No. 100.

Item 1.      Financial Statements
-------      --------------------

                       GVC VENTURE CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                              December 31,            June 30,
                                                      2003                2003
                                              ------------            --------
                                              (In thousands except share data)

Assets
------

Current assets:
   Cash and cash equivalents                      $    14               $    15
                                                  -------               -------
      Total current assets                        $    14               $    15
                                                  =======               =======
Total Assets                                      $    14               $    15
                                                  =======               =======

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Accounts payable and accrued expenses          $    63               $    66
   Advance from affiliate of stockholder          $    13               $    --
                                                  -------               -------
       Total current liabilities                  $    76               $    66

Long-Term Debt                                    $   100                   100

Stockholders' Equity

Common Stock - $.10 par value; 50,000,000
   shares authorized, 5,294,516 shares
   and 5,294,516 shares issued and
   outstanding, respectively                      $   529               $   529
Paid-in capital                                   $ 1,688               $ 1,688
Accumulated deficit                               $(2,379)              $(2,368)
                                                  -------               -------

Total stockholders' equity (deficit)              $  (162)              $  (151)
                                                  -------               -------

Total Liabilities & Stockholders' Equity          $    14               $    15
                                                  =======               =======

                 See Notes to Consolidated Financial Statements

                       GVC VENTURE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                  Three Months Ended                        Six Months Ended
                                  December 31,                              December 31,
                                    2003               2002            2003               2002
                               -----------------------------      -----------------------------
                                          (In thousands except share and per share data)
Corporate office expenses      $        4        $         6      $          8      $        13
Interest on long-term debt     $        1        $                $          3      $         1
                               ----------        -----------      ------------      -----------
NET LOSS                       $        5        $         6      $         11      $        14
                               ==========        ===========      ============      ===========


NET LOSS PER SHARE             $     0.00        $      0.00      $       0.00      $      0.00
                               ==========        ===========      ============      ===========


Weighted average number
     of common shares
     outstanding - basic
     and diluted                5,294,516          5,214,710         5,294,516        5,214,710
                               ==========        ===========      ============      ===========



                 See Notes to Consolidated Financial Statements

                       GVC VENTURE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                 Six Months Ended December 31,

                                                                 2003                   2002
                                                                 ----                   ----
                                                                        (In thousands)
OPERATING ACTIVITIES:
Net loss                                                           $(11)               $(14)
Adjustment to reconcile net loss to net
      cash provided (used) by operating activities:
Changes in operating assets and liabilities - net:
Increase/(decreases) in accounts payable,
      accrued expenses and other current liabilities               $ (3)               $ (7)
                                                                   ----                ----
NET CASH PROVIDED (USED) BY OPERATING                              $(14)               $(21)
                                                                   ----                ----
      ACTIVITIES

INVESTMENT ACTIVITIES:                                             $ --                $ --
                                                                   ----                ----

FINANCING ACTIVITIES:
Advance from affiliate of stockholder                              $ 13                  26
                                                                   ----                ----
NET CASH PROVIDED (USED) BY FINANCING                              $ 13                  26
                                                                   ----                ----
      ACTIVITIES

INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                                  $ (1)               $  5

CASH AND CASH EQUIVALENTS AT BEGINNING
      OF PERIOD                                                    $ 15                $  3
                                                                   ----                ----

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 14                $  8
                                                                   ====                ====

SUPPLEMENTAL INFORMATION:
   Cash paid for income taxes                                      $  4                $  2
                                                                   ====                ====


                 See Notes to Consolidated Financial Statements

                       GVC VENTURE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

         A. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Regulation S-X related the preparation of interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2004. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2003.

Item 2.   Management's Discussion and Analysis of Financial
-------   Condition And Results of Operations
          -------------------------------------------------

General
-------

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

Results of Operations - Three months ended December 31, 2003 compared with three months ended December 31, 2002
--------------------------------------------------------------------------------

         Corporate expenses of $ 4,000 decreased in the current year three month period from the comparable fiscal 2003 quarter by $ 2,000 as a result of having lower legal expenses than in the prior year period. Interest expense of $1,000 in the current year three month period relates to accrued interest on loans from the Company's Chairman of the Board and Palisade Investors LLC ("Palisade").

Results of Operations - Six months ended December 31, 2003 compared with six months ended December 31, 2002
--------------------------------------------------------------------------------

         Corporate expenses of $8,000 in the current year six month period decreased by $5,000 from the first half of fiscal 2003 as a result of lower legal expenses. Interest expense of $3,000 in the current year six month period increased by $2,000 from the comparable six month period in fiscal 2003 due to accrued interest on higher outstanding borrowings from the Company's Chairman of the Board and from Palisade.

Liquidity and Capital Resources
-------------------------------

         As noted above, the Company engages in no operating activities. Mr. Russell Banks, Chairman of the Board of Directors of the Company, and Palisade have previously funded the expenses of the Company. For the six month period ended December 31, 2003, the Company used $14,000 of cash to support its net loss of $11,000 and pay accounts payable, accrued expenses and other liabilities of $3,000. This was financed from an advance of $13,000 from an affiliate of Palisade. As a result, at December 31, 2003, the Company had cash and cash equivalents of $14,000, a reduction of $1,000 from year end. Mr. Banks and Palisade have advised the Company that they are reviewing whether or not they will continue to provide further funding for the Company.

         At December 31, 2003, the Company's liabilities of $176,000 (of which $76,000 were current liabilities) exceeded the Company's cash and cash equivalents (the Company's only assets) of $14,000. Accordingly, the Company is considering various alternatives to a merger, acquisition or sale, including the cessation of its activities and/or its liquidation and dissolution

         The Company does not have sufficient current assets to pay its debts as they come due. No arrangements have been made with respect to any such additional investments, and the Company makes no assurances that any such arrangements will be made. If such arrangements for additional financing are not made, the Company may be forced to liquidate and dissolve.

Off-Balance Sheet Financing
---------------------------

         The Company has no off-balance sheet financing arrangements within the meaning of Item 303(c) of Regulation S-B.

Item 3.   Controls and Procedures
-------   -----------------------

         As of the end of the period covered by this report, management of the Company, with the participation of the Company's President, who is its principal executive officer, and the Company's Vice President-Finance, who is its principal financial officer, evaluated the effectiveness of the Company's "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure.

         During the period covered by this Report, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 6.                    Exhibits And Reports On Form 8-K
-------                    --------------------------------

          (a) Exhibits:

         Exhibit
         Number            Description
         -------           -----------

         31.1         Certificate of the Principal Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002 for Quarterly Report on Form 10-QSB for period ended December 31, 2003.

         31.2         Certificate of the Principal Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002 for Quarterly Report on Form 10-QSB for period ended December 31, 2003.

         32.1 Certificate of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certificate of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K filed during the quarter ended December 31, 2003:

              None.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on its behalf by the undersigned thereunto duly authorized.

                                             GVC VENTURE CORP.



Date:    February 17, 2004                   By: /s/ Gordon Banks
                                             -----------------------------------
                                             Gordon Banks, President
                                             (Principal Executive
                                             Officer) and Director

Date:    February 17, 2004                   By: /s/ Marc J. Hanover
                                             -----------------------------------
                                             Marc J. Hanover, Vice-
                                             President Finance and Treasurer
                                             (Principal Chief Financial Officer)
                                             and Accounting Officer

EXHIBIT INDEX


         Exhibit
         Number       Description
         -------      -----------

         31.1         Certificate of the Principal Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002 for Quarterly Report on Form 10-QSB for period ended December 31, 2003.

         31.2         Certificate of the Principal Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002 for Quarterly Report on Form 10-QSB for period ended December 31, 2003.

         32.1 Certificate of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certificate of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.