Form 10QSB
period 2004-03-31
GVC VENTURE CORP
filed 2004-05-14
CIK 814286

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended March 31, 2004

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to _____________________

Commission File No. 0-15862

                                GVC VENTURE CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                         13-3018466
-------------------------------                      ------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

200 East 66th Street, Suite B603, New York, NY            10021-9181
----------------------------------------------       ------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number including area code: 212-446-6725

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X(1)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: As of May 7, 2004, there were 5,294,516 shares of Common Stock, $.10 par value per share outstanding.

Transitional Small Business Disclosure Format:   Yes               No    X
                                                     ------           ------



--------
1 The issuer has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, except that this Report and the issuer's Quarterly Report on Form 10-QSB for the quarters ended September 30, 2003 and December 31, 2003 have not been reviewed in accordance with statement on Auditing Standards No. 100.

Item 1.  Financial Statements

                       GVC VENTURE CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                               March 31,       June 30,
                                                                  2004           2003
                                                                 -------       -------
                                                               (Unaudited)
                                                            (In thousands except share data)
Assets

Current assets:
   Cash and cash equivalents                                     $     4       $    15
                                                                 -------       -------
      Total current assets                                             4            15
                                                                 -------       -------

Total Assets                                                     $     4       $    15
                                                                 =======       =======

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses (Note B)                $    80       $    66
   Current portion of long-term debt to affiliates (Note B)          100             -
   Advance from affiliate of stockholder (Note B)                     13             -
                                                                 -------       -------
      Total current liabilities                                      193            66

Long-Term Debt to Affiliates                                           -           100

Stockholders' Equity (Note B)

Preferred Stock - no par value; 1,000,000 shares
  authorized, no shares issued and outstanding                         -             -
Common Stock - $.10 par value; 50,000,000
   shares authorized, 5,294,516 shares issued and
   outstanding                                                       529           529
Paid-in capital                                                    1,688         1,688
Accumulated deficit                                               (2,406)       (2,368)
                                                                 -------       -------

  Total stockholders' deficit                                       (189)         (151)
                                                                 -------       -------

Total Liabilities and Stockholders' Equity                       $     4       $    15
                                                                 -------       -------



                 See Notes to Consolidated Financial Statements

                       GVC VENTURE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                    Three Months Ended                 Nine Months Ended
                                         March 31,                         March 31,
                               -----------------------------      -----------------------------
                                  2004              2003              2004              2003
                               ----------        -----------      ------------      -----------
                                                   (In thousands except share and per share data)
Corporate office expenses      $       25        $        17      $         33      $        30
Interest on debt                        2                  2                 5                3
                               ----------        -----------      ------------      -----------
  Net loss                     $       27        $        19      $         38      $        33
                               ==========        ===========      ============      ===========


Net loss per share             $     0.00        $      0.00      $       0.00      $     0.00
                               ==========        ===========      ============      ==========


Weighted average number
     of common shares
     outstanding - basic
     and diluted                5,294,516          5,294,516         5,294,516       5,294,516
                               ==========         ==========         =========       =========











                 See Notes to Consolidated Financial Statements

                       GVC VENTURE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                    Nine Months Ended March 31,
                                                         2004       2003
                                                         ----       ----
                                                         (In thousands)

OPERATING ACTIVITIES:
Net loss                                                 $(38)      $(33)
Adjustment to reconcile net loss to net
      cash provided (used) by operating activities:
Changes in operating assets and liabilities - net:
Increase/(decreases) in accounts payable and
      accrued expenses                                     14          7
                                                         ----       ----
NET CASH PROVIDED (USED) BY OPERATING                     (24)       (26)
                                                         ----       ----
      ACTIVITIES

INVESTMENT ACTIVITIES:                                      -          -
                                                         ----       ----

FINANCING ACTIVITIES:
Advance from affiliate of stockholder                      13          -
Loan from affiliate                                         -         25
                                                         ----       ----

NET CASH PROVIDED (USED) BY FINANCING
      ACTIVITIES                                           13         25
                                                         ----       ----

INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                         (11)        (1)

CASH AND CASH EQUIVALENTS AT BEGINNING
      OF PERIOD                                            15          3
                                                         ----       ----


CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  4       $  2
                                                         ====       ====

SUPPLEMENTAL INFORMATION:
   Cash paid for interest                                $  -       $  -
   Cash paid for income taxes                            $  4       $  5
                                                         ====       ====


                 See Notes to Consolidated Financial Statements

                       GVC VENTURE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          A. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Regulation S-X related the preparation of interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2004. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2003.

          B. On April 29, 2004, Bernard Zimmerman & Company, Inc. ("Zimmerman Company"), Gordon Banks, President, Chief Executive Officer and a director of the Company, and Berman Industries, Inc. ("Berman Industries") entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with GVC Venture Corp. (the "Company") pursuant to which Zimmerman Company agreed to purchase 6,300,000 shares of the Company's Common Stock for $63,000, Gordon Banks agreed to purchase 1,300,000 shares of the Company's Common Stock for $13,000 and Berman Industries agreed to convert the Company's $13,000 obligation to it into 1,300,000 shares of the Company's Common Stock (the "Proposed Transaction"). Consummation of the Proposed Transaction is subject to, among other things, the reduction of the par value of the Company's Common Stock discussed below.

          Contemporaneously therewith, Russell Banks, Chairman of the Board of Directors and a director of the Company, and Palisade Investors LLC ("Palisade"), principal stockholders of the Company, agreed to the cancellation and capitalization of the principal (an aggregate of $100,000) and accrued interest on the Company's obligations to them condition upon completion of the purchase of shares in the Company by Zimmerman Company, Gordon Banks and Berman Industries, as contemplated in the Stock Purchase Agreement.

          Conditioned upon completion of the foregoing, the law firm of Jenkens & Gilchrist Parker Chapin LLP, counsel to the Company, has agreed to defer, among other things, the Company's obligations owed it for legal services rendered prior to January 1, 2004 and in connection with the Proposed Transaction (an aggregate of approximately $60,000 at March 31, 2004) on a non-interest basis until the earlier of December 31, 2010, the liquidation of the Company or the Company's merger with, or sale of substantially all of its assets to, or another change in control transaction with, another entity that is approved by the Company's Board of Directors (other than as a result of the Stock Purchase Agreement), following which transaction or series of transactions the current stockholders of the Company immediately preceding the effectiveness of the first of such transactions do not own more than 50% of the outstanding voting power of the resulting entity immediately following the effectiveness of the last of such transactions.

          The Company proposes to hold a special meeting of stockholders (the "Meeting") to, among other things, (i) authorize an amendment to the Company's Restated Certificate of Incorporation to reduce the par value of the Company's Common Stock from $.10 per share to $.01 per share in order to, among other things, enable the Company to complete the Proposed Transaction; (ii) authorize an amendment to the Company's Restated Certificate of Incorporation to establish a par value of $.01 for the Company's authorized Preferred Stock; and (iii) authorize the Company's Board of Directors to implement, without further stockholder action, a reverse split of the Company's Common Stock.

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

General

          The Company currently engages in no operating activities. The Company has been seeking potential opportunities for an acquisition, sale or merger or another business transaction.

          On April 29, 2004, Bernard Zimmerman & Company, Inc. ("Zimmerman Company"), Gordon Banks, President, Chief Executive Officer and a director of the Company, and Berman Industries, Inc. ("Berman Industries") entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with GVC Venture Corp. (the "Company") pursuant to which Zimmerman Company agreed to purchase 6,300,000 shares of the Company's Common Stock for $63,000, Gordon Banks agreed to purchase 1,300,000 shares of the Company's Common Stock for $13,000 and Berman Industries agreed to convert the Company's $13,000 obligation to it into 1,300,000 shares of the Company's Common Stock (the "Proposed Transaction"). Consummation of the Proposed Transaction is subject to, among other things, the reduction of the par value of the Company's Common Stock discussed below. The Company proposes to hold a special meeting of stockholders (the "Meeting") to:
(i) authorize an amendment to the Company's Restated Certificate of Incorporation to reduce the par value of the Company's Common Stock from $.10 per share to $.01 per share in order to, among other things, enable the Company to complete the Proposed Transaction.

          Contemporaneously therewith, Russell Banks, Chairman of the Board of Directors and a director of the Company, and Palisade Investors LLC ("Palisade"), principal stockholders of the Company, have agreed to the cancellation and capitalization of the principal (an aggregate of $100,000) and accrued interest on the Company's obligations to them condition upon completion of the purchase of shares in the Company by Zimmerman Company, Gordon Banks and Berman Industries as contemplated in the Stock Purchase Agreement.

          Following completion of the Proposed Transaction, it is intended that the Company will seek an acquisition, sale, merger or other business combination with a privately-held company seeking to operate as a publicly-held company or another transaction.

Results of Operations - Three months ended March 31, 2004 compared with three months ended March 31, 2003

          Corporate expenses were $8,000 higher in the fiscal 2004 period than in the fiscal 2003 period primarily as a result of higher legal expenses in connection with investigating a potential business transaction. Interest expenses of $2,000 relates to loans owed to Russell Banks, the Company's Chairman of the Board, and Palisade, principal stockholders of the Company made between March 2002 and April 2003, and an advance of $13,000 from an affiliate of Palisade made in November 2003.

Results of Operations - Nine months ended March 31, 2004 compared with nine months ended March 31, 2003

          Corporate expenses increased by $3,000 in the nine months ended March 31, 2004 from the comparable period in fiscal 2003 primarily as a result of higher legal expenses in connection with investigating potential business transactions. Interest expense in the fiscal 2004 nine month period increased by $2,000 over the nine months ended March 31, 2004 as a result of higher average loan balances from the comparable period in fiscal 2003 from the loans made to the Company by the Company's Chairman of the Board and Palisade, principal stockholders of the Company, and an advance of $13,000 from an affiliate of Palisade Investors made in November 2003.

Liquidity and Capital Resources

          During the nine months ended March 31, 2004, the Company had a negative cash flow of $11,000, as a result of the net loss of $38,000 that was funded by a $13,000 loan from an affiliate of Palisade, $11,000 of the Company's cash and a $14,000 increase in current liabilities. At March 31, 2004, the Company had cash and cash equivalents of $4,000.

          At March 31, 2004, the Company's liabilities of $193,000 (all of which were current liabilities) exceeded the Company's cash and cash equivalents (the Company's only assets) of $4,000. See, however, "general," above regarding the Proposed Transaction which is expected to enable the Company to continue, for a reasonable period of time, its search for such a merger or other business combination. If the Proposed Transaction is not completed, the Company may be forced to liquidate and dissolve if the Company's principal stockholder or others do not provide funding to the Company.

Off-Balance Sheet Financing

          The Company has no off-balance sheet financing arrangements within the meaning of Item 303(c) of Regulation S-B.

Forward Looking Statements

          Certain statements in this Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as "may," "should," "seek," "believe," "expect," anticipate," "estimate," "project," "intend," "strategy" and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include the consummation of the Proposed Transaction, the Company's ability to locate and consummate other financings if the Proposed Transaction is not completed or if funds to be raised in the Proposed Transaction are not sufficient to enable the Company to timely effectuate an acquisition, sale, merger or other business combination or other transaction, the nature and degree of success of any such business combination or transaction, if consummated, and general economic and business conditions in the United States. These and certain other factors are discussed in this Report and from time to time in other Company reports filed with the Securities and Exchange Commission. The Company does not assume an obligation to update the factors discussed in this Report or such other reports.

Item 3.   Controls and Procedures

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

                           PART II. OTHER INFORMATION

Item 5.   Other Information

          (a) Reference is made to Note B to the Notes to the Consolidated Financial Statements contained in this Report for information concerning a proposed sale of an aggregate of 8,900,000 shares of the Company's common stock and related transaction.

          (b) On April 10, 2004, after approving the transactions in Note B of the Notes to the Consolidated Financial Statements included in this Report, John H. Hoey and Cornelius J. Reid resigned as directors.

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

          (b)       Reports on Form 8-K:

          No reports on Form 8-K were filed during the quarter ended March 31, 2004. However, on April 30, 2004, the Company filed a Current Report on Form 8-K dated (date of earliest event reported) April 29, 2004 reporting under Item 5, Other Events, and Item 7, Financial Statements and Exhibits, describing the Proposed Transaction in greater detail than contained in this Report.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on its behalf by the undersigned thereunto duly authorized.

                                    GVC VENTURE CORP.



Date:    May 14, 2004               By:/s/ Gordon Banks
                                    -----------------------------------
                                             Gordon Banks, President
                                             (Principal Executive
                                             Officer) and Director




Date:    May 14, 2004               By: /s/ Marc J. Hanover
                                    -----------------------------------
                                             Marc J. Hanover, Vice-
                                             President Finance and Treasurer
                                             (Principal Chief Financial Officer)
                                             and Accounting Officer

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