Form 10KSB
period 2004-06-30
GVC VENTURE CORP
filed 2004-09-28
CIK 814286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                   FORM 10-KSB
(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended June 30, 2004

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 000-15862

                                GVC VENTURE CORP.
              (Exact name of small business issuer in its charter)

              Delaware                                     13-3018466
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)

The Chrysler Building, 405 Lexington Avenue,
    Suite 2600, New York, New York                            10174
----------------------------------------------               --------
(Address of principal executive offices)                    (Zip Code)

                                 (212) 907-6610
                (Issuer's telephone number, including area code)

       Securities registered under Section 12(b) of the Exchange Act: None

 Securities registered under Section 12(g) of the Exchange Act: Common Stock,
                                 $.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Check if the disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB.

Issuer's revenues for its fiscal year ended June 30, 2004:   None.

As of September 1, 2004, the aggregate market value of the issuer's common stock held by non-affiliates of the issuer was approximately $73,000 based on the bid price (the only available price on that date) of the issuer's common stock, as reported by Bloomberg LP Investor Services. Excludes all shares as to which any party to the Stockholders Agreement referred to under "Recent Developments" on page 3 may be deemed to share voting power.

The number of shares outstanding of the issuer's common stock as of September 1, 2004 was 14,194,516.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format: Yes   No

                                GVC VENTURE CORP.

                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                                                         PAGE


FORWARD LOOKING STATEMENTS                                                3

RECENT DEVELOPMENTS                                                       3

                                     PART I

ITEM 1.  Description of Business                                          6
ITEM 2.  Description of Property                                          8
ITEM 3.  Legal Proceedings                                                8
ITEM 4.  Submission of Matters to a Vote of Security Holders              8

                                     PART II

ITEM 5.  Market for Common Equity, Related Stockholder Matters and
                  Small Business Issuer Purchases of Equity Securities    10
ITEM 6.  Management's Discussion and Analysis or Plan of Operation        11
ITEM 7.  Financial Statements                                             14
ITEM 8.  Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                28
ITEM 8A. Controls and Procedures                                          29
ITEM 8B. Other Information                                                29

                                    PART III

ITEM 9.  Directors and Executive Officers of the Registrant               30
ITEM 10. Executive Compensation                                           31
ITEM 11. Security Ownership of Certain Beneficial Owners and Management
                  and Related Stockholder Matters                         32
ITEM 12. Certain Relationships and Related Transactions                   34
ITEM 13. Exhibits and Reports on Form 8-K                                 35
ITEM 14. Principal Accountant Fees and Services                           36

SIGNATURES                                                                37
EXHIBITS

                           FORWARD-LOOKING STATEMENTS

Certain statements in this Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as "may," "should," "seek," "believe," "expect," "anticipate," "estimate," "project," "plan," "goal," "intend," "strategy" and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements and its goals and strategies to not be achieved.

These risks and uncertainties, many of which are not within our control, include, but are not limited to:

o        general economic and business conditions;

o the Company's ability to find a candidate for, enter into an agreement with respect to, and consummate a merger, acquisition or business combination or other financial transaction that is acceptable, both as to the candidate and as to transaction terms and conditions;

o        competition for transactions of the nature the Company is seeking;

o potential future regulatory restrictions that could limit or pose restrictions on, or make less advantageous to potential candidates, transactions of the nature the Company is seeking; and

o the availability of additional financing on satisfactory terms if a delay is encountered in consummating a transaction that the Company is seeking.

You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Report. We do not undertake any responsibility to publicly update or revise any forward-looking statement or report.

                               RECENT DEVELOPMENTS

On June 30, 2004, Bernard Zimmerman & Company, Inc. ("Zimmerman Company") purchased 6,300,000 shares of the Company's Common Stock, $.01 par value per share ("Common Stock"), Gordon Banks, then President, Chief Executive Officer and a director of the Company, purchased 1,300,000 shares of Common Stock, and Berman Industries, Inc. ("Berman Industries") converted and released the Company's $13,000 obligation to it into 1,300,000 shares of Common Stock (the "Transaction") pursuant to a Stock Purchase Agreement, dated as of April 29, 2004 (the "Stock Purchase Agreement"), among the Company, Zimmerman Company, Banks and Berman Industries. Pursuant to options granted to them by Zimmerman Company, on June 30, 2004, Berman Industries and Conrad J. Gunther Jr. purchased 1,300,000 and 300,000, respectively, of the shares of Common Stock acquired by Zimmerman Company pursuant to the Stock Purchase Agreement, at an exercise price of $.01 per share, the same price paid by

Zimmerman Company for such shares. As a result of the Transaction, there are presently outstanding 14,194,516 shares of Common Stock.

Contemporaneously with the Closing under the Stock Purchase Agreement, the principal (an aggregate of $100,000) and accrued interest on the Company's obligations to Russell Banks, then Chairman of the Board of Directors and a director of the Company, and Palisade Investors LLC ("Palisade"), principal stockholders of the Company, were cancelled and capitalized.

In addition, the Company's law firm deferred the Company's obligations owed it for legal services rendered prior to January 1, 2004 and in connection with the Transaction (an aggregate of approximately $75,000) on a non-interest basis until the earlier of December 31, 2010, the liquidation of the Company or the Company's merger with, or sale of substantially all of its assets to, or another change in control transaction with, another entity that is approved by the Company's Board of Directors (other than as a result of the Stock Purchase Agreement), following which transaction or series of transactions the stockholders of the Company immediately preceding the effectiveness of the first of such transactions do not own more than 50% of the outstanding voting power of the resulting entity immediately following the effectiveness of the last of such transactions.

Also on June 30, 2004, prior to the Closing under the Stock Purchase Agreement, the Company held a special meeting of stockholders (the "Meeting") at which the Company's stockholders: (i) authorized an amendment to the Company's Restated Certificate of Incorporation, as amended (the "Certificate of Incorporation"), to reduce the par value of the Company's Common Stock from $.10 per share to $.01 per share in order to, among other things, enable the Company to complete the Transaction; (ii) authorized an amendment to the Company's Certificate of Incorporation to establish a par value of $.01 for the Company's authorized Preferred Stock in order to reduce the Company's annual Delaware franchise tax applicable to its Preferred Stock; (iii) authorized amendments to the Company's Certificate of Incorporation which the Company's Board of Directors may file, without further stockholder action, to implement a reverse split of the Company's Common Stock at a ratio of one share for each two or each three outstanding shares; and (iv) elected, subject to consummation of the Transaction, Gordon Banks to serve as Class I director, Conrad J. Gunther, Jr. to serve as Class II director and Bernard Zimmerman to serve as Class III director of the Company until the 2004, 2005 and 2006 Annual Meetings of Stockholders of the Company, respectively, and until the election and qualification of their respective successors.

Following the Meeting, the Company filed an Amendment (the "Amendment") to its Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to implement the reduction in the par value of its authorized Common Stock to $.01 per share and to establish the par value of its authorized Preferred Stock at $.01 per share. No action has been taken to date to implement a reverse split.

Following the filing of the Amendment, the Transaction was consummated and the new Board of Directors took office and elected Bernard Zimmerman as Chairman of the Board of Directors, President, Chief Executive Officer and Treasurer of the Company and re-elected Marc J. Hanover as Secretary of the Company. See Item 9 of this Report.

On April 29, 2004, Zimmerman Company (which did not own any shares until the purchase of shares pursuant to the Stock Purchase Agreement), Russell Banks, Janice Banks (wife of Russell Banks) and Gordon Banks (collectively, the "Banks Family"), Palisade and Berman Industries entered into a Stockholders Agreement pursuant to which they have agreed that all shares of the Company's Common Stock owned of record by them at the time (and any shares they acquired under the Stock Purchase Agreement and any of the shares subject to the Stockholders Agreement that they may transfer to third persons, including the shares Zimmerman Company transferred to Berman Industries and Conrad J. Gunther), will be voted:

      o    in favor of each matter submitted to stockholders at the Meeting; and

      o for the election of one director selected by the Banks Family, one director selected by Palisade and Berman Industries, and a number of directors that would constitute a majority of the Board selected by Zimmerman Company. Pursuant thereto, the Banks Family nominated Gordon Banks and Zimmerman Company nominated Bernard Zimmerman and Conrad J. Gunther, Jr. for election at the Meeting. Palisade and Berman Industries did not nominate a director at the Meeting and have advised the Company that they do not anticipate nominating a director at the current time.

The Stockholders Agreement is to terminate on the earliest to occur of: (i) December 31, 2006 or (ii) the liquidation of the Company or the Company's merger with, or sale of substantially all of its assets to, or another change in control transaction with, another entity that is approved by the Board of Directors, following which transaction or series of transactions the stockholders of the Company immediately prior to the first of such transactions do not own more than 50% of the outstanding voting power of the resulting entity at the effective date of the last of such transactions.

The following table sets forth the shares of the Company's Common Stock owned before the Transaction and after the Transaction (including the issuance of shares pursuant to the Stock Purchase Agreement and exercise of the options granted by Zimmerman Company to Berman Industries and Conrad J. Gunther, Jr.) by the parties to the Stockholders Agreement which they have agreed to vote pursuant to the Stockholders Agreement, and the percentage of outstanding shares represented by those shares:

                                              Before the Transaction                  After the Transaction
                                   -----------------------------------------  ---------------------------------------
                                             Number             Percent              Number              Percent
                                           of Shares          of Class (1)         of Shares            of Class
                                   ----------------------  -----------------  --------------------  ----------------
Gordon Banks                           249,808                    4.7%                1,549,808           10.9%
Russell Banks                          980,000 (2)               18.5%                  980,000 (2)        6.9%
Janice Banks                           250,000 (3)                4.7%                  250,000 (3)        1.8%
Palisade                             1,504,545                   28.4%                1,504,545           10.6%
Berman Industries                            0                       -                2,600,000           18.3%
Zimmerman Company                            0                       -                4,700,000           33.1%
Conrad J. Gunther, Jr.                       0                                          300,000            2.1%
                                    -------------          -----------             ------------          ------
                                    2,984,353                    56.4%               11,884,353           83.7%
All other stockholders              2,310,163                    43.6%                2,310,163           16.3%
                                    ---------                  -------              -----------           -----
Total outstanding shares            5,294,516                   100.0%               14,194,516          100.0%
                                    =========                   ======               ==========          ======

                                                        (footnotes on next page)

(1)      Percentages do not add due to rounding differences.

(2) Excludes 761 shares as to which Russell Banks is trustee (and is entitled to vote), which shares are not subject to the Stockholders Agreement.

(3) Excludes 293,395 shares held by The Russell Banks Family Trust as to which Janice Banks and a third party are the trustees and share voting power, which shares are not subject to the Stockholders Agreement.

As a result of the foregoing, Zimmerman Company and Bernard Zimmerman may, by virtue of the stock ownership of Zimmerman Company, the positions held by Bernard Zimmerman and the ability of Zimmerman Company, pursuant to the Stockholders Agreement, to elect a majority of the Company's Board of Directors, be deemed (in lieu of the Banks Family and Palisade) to control the Company.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General

The Company was incorporated under the laws of the State of Delaware on June 12, 1987. Its principal executive officers are located in the Chrysler Building, 405 Lexington Avenue, Suite 2600, New York, New York 10174 and its telephone number is 212-907-6610.

Available Information

The Company files Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, files or furnishes Current Reports on Form 8-K, files or furnishes amendments to those reports, and files proxy and information statements with the Securities and Exchange Commission (the "SEC"). These reports and statements may be read and copied at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company has no website.

Strategy

The Company currently engages in no operating activities. The Company plans to continue as a public entity and to actively seek merger, acquisition and business combination opportunities with operating businesses or other appropriate financial transactions, including a transaction with a privately-held company seeking to operate as a publicly-held company. The Company believes it has sufficient working capital to continue its efforts for more than one year. At this time, the Company has no arrangements, commitments or understandings with respect to any potential merger, acquisition or business combination candidate. The Company has not, to date, set any specific criteria or models for any such transaction. There can be no assurance that this plan will be successfully implemented.

It is anticipated that opportunities may come to GVC's attention from various sources, including its management, its stockholders, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. While it is not currently anticipated that the Company will engage unaffiliated professional firms, business consultants or finders specializing in business acquisitions, reorganizations or other such transactions to aid in the Company's efforts, such firms may be retained if management deems it in the best interest of the Company. Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments involving issuance of securities (including those of the Company), or any combination of these, or other compensation arrangements. Consequently, the Company is currently unable to predict the cost of utilizing such services.

The Company intends to search for a suitable acquisition candidate without restricting its search to any particular business, industry or geographical location. In evaluating a prospective transaction, the Company will make a determination as to whether to proceed based on a composite of available facts, without reliance on any single factor, including the nature of the opportunity, and the respective needs and desires of the Company.

Any such transaction would utilize a legal structure or method deemed by management to be suitable. Therefore, in implementing a structure and a particular transaction, the Company may become a party to a merger, "reverse merger," consolidation, reorganization, tender offer, joint venture, license, purchase or sale of assets, purchase or sale of stock, or other arrangement. Additionally, the Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of GVC with business organizations and there is no assurance that the Company would be the surviving entity. Any business combination may result in a change in control of the Company and substantial dilution to existing stockholder to their interests in the Company. As part of such a transaction, GVC's existing directors may resign and new directors may be appointed. The Company's operations following its consummation of a transaction will be dependent on the nature of the transaction. It is impossible to predict the nature of a transaction in which the Company may participate. There may also be risks inherent in the transaction, the nature and magnitude of which cannot be predicted.

The Company expects to continue to incur losses each month at least until an appropriate transaction is effectuated.

Competition

GVC is in direct competition with many entities in its efforts to locate a suitable business combination or other financial transaction. Competitors include companies similar to the Company with a publicly-held stockholder base but with little or no business activities. Included in the competition for active companies are business development companies, venture capital firms, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, merchant bankers, management consultant firms and private individual investors. Many of these entities possess greater financial resources than GVC. Many of these competing entities also possess significantly greater experience and contacts than GVC's management.

Government  Regulation

The Company is subject to the disclosure requirements of the Securities and Exchange Commission (the "SEC"). In addition, certain provisions of the Sarbanes-Oxley Act of 2002 either are applicable to the Company or may become applicable following a transaction of a nature described under "Strategy," above, which could affect the willingness of companies to enter into a business combination with the Company. The SEC and other federal agencies and state legislatures could adopt rules or laws that restrict "reverse mergers" of a nature the Company may consider.

The Company also may be subject to increased governmental regulation following any business combination or other transaction the Company may consummate. It is impossible to predict the nature or magnitude of such regulation, if any.

Employees

The Company currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and it is not expected that the Company will have any full-time or other employees, except as may result as a result of consummating a business combination or other transaction.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company leases office space at The Chrysler Building, 405 Lexington Avenue, 26th Floor, New York, NY 10174 from an unaffiliated party at an annual rental of $3,000 under a one (1) year lease expiring on June 30, 2005.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not aware of any legal proceeding that is pending against the Company or to which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

A Special Meeting of Stockholders of the Company was held on June 30, 2004. In connection therewith, the Company distributed an Information Statement with the Notice of Meeting. No proxies were solicited for the Meeting. Accordingly, there were no broker non-votes with respect to any matter submitted to stockholders for consideration. At the Meeting, the Company's stockholders approved the following proposed Amendments to the Company's Restated Certificate of Incorporation, as amended, by the following votes:

                   Proposed Amendment                          In Favor                  Against          Abstained
                   ------------------                          --------                  -------          ---------

To reduce the par value of the Company's Common Stock          3,144,767                    0                 0
from $.10 per share to $.01 per share

To establish a par value of $.01 per share for the             3,144,767                    0                 0
Company's Preferred Stock




To effect a one-for-two stock combination (reverse             3,144,725                    0                42
split) of the Company's outstanding Common Stock

To effect a one-for-three stock combination (reverse           3,143,693                   32                42
split) of the Company's Common Stock

To date, only the Amendments to reduce the par value of the Company's Common
Stock and establish a par value of the Company's Preferred Stock have been implemented.

In addition, the Company's stockholders elected Gordon Banks as Class I director, Conrad J. Gunther, Jr. as Class II director and Bernard Zimmerman as Class II director to serve subject to, and from the time of, the consummation of the Transaction until the 2004, 2005 and 2006 Annual Meetings of Stockholders, respectively, and until the election and qualification of their respective successors, each by a vote of 3,144,767 in favor and no votes withheld.

Gordon Banks was a director of the Company prior to the Transaction. Upon consummation of the Transaction, Russell Banks resigned as Chairman of the Board of Directors and a director of the Company.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

PRICE RANGE OF COMMON STOCK

The Company's common stock is traded over-the-counter and quoted under the symbol GPAX through the "Pink Sheets." The following are the high and low bid prices for the Company's common stock for the periods reflected below, as reported by Bloomberg LP Investor Services:

          Fiscal Year Ending June 30, 2005              Low             High
          --------------------------------              ---             ----
          First Quarter through September 1, 2004     $.00013           $.04
          Fiscal Year Ended June 30, 2004               Low             High
          -------------------------------               ---             ----
          First Quarter                               $.00013           $.00013
          Second Quarter                              $.00013           $.00013
          Third Quarter                               $.00013           $.00013
          Fourth Quarter                              $.00013           $.00013

          Fiscal Year Ended June 30, 2003               Low             High
          -------------------------------               ---             ----
          First Quarter                               $.00013           $.001
          Second Quarter                              $.00013           $.00013
          Third Quarter                               $.00013           $.05
          Fourth Quarter                              $.00013           $.00013

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

On September 1, 2004, the bid price of the Company's Common Stock was $.04 per share.

HOLDERS

The approximate number of stockholders of record of the Company's Common Stock on September 1, 2004 was 3,500. The Company estimates that, in addition, there are approximately 2,500 stockholders with shares held in "street name."

DIVIDENDS

The Company has never paid any cash dividend, and it is anticipated that none will be paid in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

At June 30, 2004, the Company had no compensation plans or individual compensation arrangements, whether or not approved by the Company's security holders, under which any equity securities or options, warrants or rights to acquire equity securities are outstanding or authorized for issuance.

RECENT SALES OF UNREGISTERED SECURITIES

The only equity securities sold by the Company during the year ended June 30, 2004 were 6,300,000, 1,300,000 and 1,300,000 shares of Common Stock, $.01 par value per share, sold by the Company on June 30, 2004 to Zimmerman Company, Gordon Banks and Berman Industries, respectively, for $.01 per share. See "Recent Developments" preceding Item 1 of this Report. The consideration paid by Zimmerman Company and Gordon Banks was in cash, and the consideration paid by Berman Industries was the conversion and release of the Company's $13,000 obligation to it. The shares were sold pursuant to a Stock Purchase Agreement entered into on April 29, 2004 among the Company, Zimmerman Company, Gordon Banks and Berman Industries. Pursuant to options granted to them by Zimmerman Company, on June 30, 2004, Berman Industries and Conrad J. Gunther Jr. purchased 1,300,000 and 300,000, respectively, of the shares of Common Stock acquired by Zimmerman Company pursuant to the Stock Purchase Agreement, at an exercise price of $.01 per share, the same price paid by Zimmerman Company for such shares. No underwriters were utilized in any of the foregoing transactions. Each purchaser represented, among other things, that he or it was an "accredited investor," as defined in Rule 501(a) promulgated under the Securities Act of 1933 (the "Securities Act"), and was acquiring the shares for his or its own account and not with a view to the resale or distribution of such shares in violation of the Securities Act. Accordingly, the Company relied upon the exemption from the registration provisions of the Securities Act afforded by Section 4(2) thereof with respect to the Company's issuance of such shares.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION.

PLAN OF OPERATION

The Company currently engages in no operating activities. The Company plans to continue as a public entity and to actively seek merger, acquisition and business combination opportunities with operating businesses or other appropriate financial transactions, including with a privately-held company seeking to operate as a publicly-held company. However, there can be no assurance that this plan will be successfully implemented. The Company believes it has sufficient working capital to continue its efforts for more than one year. At this time, the Company has no arrangements, commitments or understandings with respect to any potential merger, acquisition or business combination candidate. The Company has not, to date, set any specific criteria or models for any such transaction.

Unless and until a transaction is effectuated, the Company does not expect to have operations. Accordingly, during such period, the Company does not expect to achieve sufficient income to offset its operating expenses, resulting in operating losses that are expected to require the Company to use, and thereby reduce, its cash balance.

RESULTS OF OPERATIONS

During the fiscal years ended June 30, 2003 and 2004, the Company engaged in no operating activities, while seeking potential opportunities for an acquisition, sale, merger or other business. To date, the Company has not entered into an agreement or reached an understanding for such transaction.

Fiscal 2004 compared to Fiscal 2003
-----------------------------------

The Company had no revenues in either fiscal 2004 or 2003.

Expenses in fiscal 2004 were $57,000, a $26,000 increase over fiscal 2003. Corporate office and administrative expenses increased by $25,000 due principally to higher legal expense and stockholder expenses resulting from holding a special meeting of stockholders and higher general expenses. Interest expense increased by $1,000 as the average outstanding balance of loans made by principal stockholders of the Company for working capital purposes was higher in fiscal 2004 than in fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, the Company had cash of $15,000 and liabilities of $166,000, which included $50,000 owed to each of Mr. Russell Banks and Palisade Investors LLC ("Palisade"), principal stockholders of the Company. In November 2003, an affiliate of Palisade advanced $13,000 to the Company to enable the Company to pay certain expenses. Except for the amounts owed to Mr. Banks and Palisade, which were due in November 2004, all of the Company's liabilities were current liabilities at June 30, 2003. Thus, the Company did not have sufficient cash to pay all of its liabilities.

On June 30, 2004, pursuant to a Stock Purchase Agreement, dated as of April 29, 2004 (the "Stock Purchase Agreement"), among the Company, Bernard Zimmerman & Company, Inc. ("Zimmerman Company"), Gordon Banks and Berman Industries, Inc. ("Berman Industries"). Zimmerman Company purchased 6,300,000 shares of the Company's Common Stock for $63,000 (of which shares Zimmerman Company sold 1,300,000 and 300,000 shares to Berman Industries and Conrad J. Gunther, Jr., currently a director of the Company, pursuant to options previously granted by Zimmerman Company to them to purchase such shares at the same $.01 per share paid by Zimmerman Company for such shares); Gordon Banks purchased 1,300,000 shares of the Company's Common Stock for $13,000; and Berman Industries converted the Company's $13,000 obligation to it incurred in November 2003 into 1,300,000 shares of the Company's Common Stock.

In connection therewith, Russell Banks and Palisade agreed to the cancellation and capitalization of the principal (an aggregate of $100,000) and accrued interest on the Company's obligations to them and the Company's law firm agreed to defer the Company's obligations owed it for legal services rendered prior to January 1, 2004 and in connection with the foregoing transactions (an aggregate of approximately $75,000) on a non-interest basis until the earlier of December 31,

2010, the liquidation of the Company or the Company's merger with, or sale of substantially all of its assets to, or another change in control transaction with, another entity that is approved by the Company's Board of Directors (other than as a result of the Stock Purchase Agreement), following which transaction or series of transactions the current stockholders of the Company immediately preceding the effectiveness of the first of such transactions do not own more than 50% of the outstanding voting power of the resulting entity immediately following the effectiveness of the last of such transactions.

After giving effect to the foregoing and the costs of the transactions, at June 30, 2004, the Company had cash of approximately $89,000 and liabilities of approximately $108,000, all of which are considered, under generally accepted accounting principles, current liabilities (due within one year), including approximately $75,000 which is owed to the Company's law firm subject to the arrangement described above.

The Company has no commitment for any capital expenditure. The Company's cash requirements for the next twelve months are relatively modest, consisting principally of rent, legal, accounting and other expenses relating to filings required under the Securities Exchange Act of 1934 and expenses incurred in its search for a merger candidate or other business combination.

The Company believes it has sufficient working capital to continue its efforts for more than one year. The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet financing arrangements.

RECENT ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

See Note 1 of Notes to Consolidated Financial Statements contained in Item 7 of this Report.

ITEM 7.  FINANCIAL STATEMENTS.

Item 7.   Financial Statements and Supplementary Data

The following consolidated financial statements of the Company are contained in this Report on the pages indicated:

                                                                            Page
                                                                            ----

   Reports of Independent Registered Public Accounting Firms .........     15-16

   Consolidated Financial Statements:

     Consolidated Balance Sheet - June 30, 2004.......................        17

     Consolidated Statements of Operations -
         years ended June 30, 2004 and 2003...........................        18

     Consolidated Statements of Changes in Stockholders' Equity
         years ended June 30, 2004 and 2003...........................        19

     Consolidated Statements of Cash Flows -
          years ended June 30, 2004 and 2003..........................        20

     Notes to Consolidated Financial Statements.......................     21-27

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------



To the Board of Directors and
   Stockholders of
GVC Venture Corp. and Subsidiaries
New York, New York

We have audited the consolidated balance sheet of GVC Venture Corp. and subsidiaries (the Company) as of June 30, 2004, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GVC Venture Corp. and subsidiaries as of June 30, 2004 and the results of its operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, and may require additional capital during fiscal 2005 to fund continuing operations. These items raise substantial doubt about the Company's ability to continue as a going concern through June 30, 2005. Management's plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Mahoney Sabol & Company, LLP

Glastonbury, Connecticut
August 20, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
GVC Venture Corp. and Subsidiaries

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended June 30, 2003 of GVC Venture Corp. and subsidiaries (collectively, the "Company"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has incurred a loss of $40,000 for the year ended June 30, 2003. This loss significantly weakened the Company's financial position and its ability to meet current operating expenses. There can be no assurance that the Company will have sufficient funds to finance its operations, which continue to show losses, through the year ending June 30, 2003. As a result there is substantial doubt about the Company's ability to continue as a going concern.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the operations and cash flows of GVC Venture Corp. and subsidiaries for the year ended June 30, 2003 in conformity with U.S. generally accepted accounting principles.




                                                 /s/ ERNST & YOUNG LLP

New York, New York
October 10, 2003

                       GVC VENTURE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               As of June 30, 2004
                             (Dollars in thousands)


                                                                                                   2004
                                                                                            ------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                              $              89
                                                                                            ------------------
         Total current assets                                                                              89
                                                                                            ------------------

TOTAL ASSETS                                                                                $              89


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and other accrued expenses                                            $             108
                                                                                            ------------------

         Total current liabilities                                                                        108

Commitments and contingencies (Note 5)                                                                      -
                                                                                            ------------------

TOTAL LIABILITIES                                                                                         108
                                                                                            ------------------

Stockholders' equity (deficit):
     Common stock, $.01 par value,  authorized 50,000,000                                                 142
       shares, issued and outstanding   14,194,516 shares
     Preferred stock, $.01 par value, authorized 1,000,000                                                  -
       shares, none issued or outstanding
     Additional paid-in capital                                                                         2,266
     Accumulated deficit                                                                               (2,427)
                                                                                            ------------------
         Total stockholders' deficit                                                                      (19)
                                                                                            ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $              89
                                                                                            ==================



                 See Notes to Consolidated Financial Statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)



                                                                                      Years ended June 30,
                                                                            --------------------------------------
                                                                                   2004                  2003
                                                                            ------------------     ---------------

Expense:
  Corporate office and administrative expenses                              $                      $           26
                                                                                           51
  Interest expense                                                                          6                   5
                                                                            ------------------     ---------------
Total expense                                                                              57                  31
                                                                            ------------------     ---------------
Loss from operations                                                                      (57)                (31)
Income tax expense                                                                          2                   9
                                                                            ------------------     ---------------
NET LOSS                                                                    $             (59)     $          (40)
                                                                            ==================     ===============
Basic and diluted loss per share                                            $           (0.01)     $        (0.01)
                                                                            ==================     ===============
Weighted average common shares outstanding:
   Basic and diluted                                                                5,318,900           5,294,516





















                 See Notes to Consolidated Financial Statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   For the years ended June 30, 2004 and 2003
                  (Dollars in thousands, except per share data)



                                                                      Common Stock            Paid-in     Accumulated
                                                                  Shares         Amount       Capital        Deficit        Total
                                                                ----------    -----------   -----------  ---------------  ----------

Balance, June 30, 2002                                           5,294,516    $       529   $     1,688  $       (2,328)  $    (111)
                                                                ----------    -----------   -----------  ---------------  ----------
Net loss                                                                 -              -             -             (40)        (40)
Balance, June 30, 2003                                           5,294,516            529         1,688          (2,368)       (151)
Change in par value from $.10 to $.01 per share (see Note 7)             -           (476)          476
Shares issued for cash                                           7,600,000             76            -                -          76
Shares issued from loan conversions                              1,300,000             13           126               -         139
Cost of capital transactions                                             -              -           (24)              -         (24)
Net loss                                                                 -              -             -             (59)        (59)
                                                                ----------    -----------   -----------  ---------------  ----------
Balance, June 30, 2004                                          14,194,516    $       142   $     2,266  $       (2,427)  $     (19)
                                                                ==========    ===========   ===========  ===============  ==========










                 See Notes to Consolidated Financial Statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                    Years ended June 30,
                                                                            -----------------------------------
                                                                                   2004             2003
                                                                            -----------------  ----------------

Cash Flows from Operating Activities:
     Net loss                                                               $            (59)  $           (40)
     Adjustments to reconcile net loss to cash provided by operating activities:
         Increase in current liabilities:
           Accounts payable and accrued expenses                                          42                 2
                                                                            -----------------  ----------------
           Net cash used in operating activities                                         (17)              (38)
                                                                            -----------------  ----------------

Cash Flows from Investing Activities:                                                      -                 -
                                                                            -----------------  ----------------

Cash Flows from Financing Activities:
     Proceeds from sale of common stock                                                   76                 -
     Proceeds from issuance of long-term debt                                             13                50
     Other                                                                                 2                 -
                                                                            -----------------  ----------------
     Net cash provided by financing activities                                            91                50
                                                                            -----------------  ----------------


Net increase in cash and cash equivalents                                                 74                12
Cash and cash equivalents, beginning of year                                              15                 3
                                                                            -----------------  ----------------
Cash and cash equivalents, end of year                                      $             89   $            15
                                                                            =================  ================
Supplemental cash flow disclosures:
     Cash payments of interest                                              $              -   $             -
     Cash payments of income taxes                                          $              5   $             8
     Surrender of debt and conversion to equity                             $            113   $             -






                 See Notes to Consolidated Financial Statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES
                       ----------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED JUNE 30, 2004 AND 2003
                       ----------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:
----------------------------

The accompanying consolidated financial statements of GVC Venture Corp. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of the company and its subsidiaries. All significant inter-company transactions and accounts have been eliminated.

Nature of Operations:
--------------------

The Company currently engages in no operating activities other than seeking potential opportunities for an acquisition, sale, reverse merger or other business combination.

Going Concern:
-------------

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses of $59,000 and $40,000 for the years ended June 30, 2004 and 2003, respectively. These losses have significantly weakened the Company's financial condition and its ability to meet current operating expenses. In addition, the Company's current liabilities exceed its current assets by $19,000. The appropriateness of using the going concern basis is dependent upon, among other things, the Company's ability to raise additional capital to fund operating losses and consummate an acquisition, sale, reverse merger or other business combination. The uncertainty of obtaining these goals raises doubt about the Company's ability to continue as a going concern through June 30, 2005. The financial statements do not include any adjustments to the carrying value of the assets and liabilities that might be necessary as a consequence of these uncertainties.

Cash and Cash Equivalents:
-------------------------

Highly liquid instruments purchased with original maturities of three months or less are considered to be cash equivalents.

The Company maintains cash balances at one financial institution. The Federal Deposit Insurance Corporation (FDIC) insures the account up to $100,000. At various times throughout the year, cash balances may exceed FDIC limits. At June 30, 2004, the Company had no uninsured cash balances.

                       GVC VENTURE CORP. AND SUBSIDIARIES
                       ----------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED JUNE 30, 2004 AND 2003
                       ----------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Estimates:
---------

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income Taxes:
------------

The Company utilizes the asset and liability method of accounting for deferred income taxes as prescribed by the Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes." This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax return and financial statement reporting bases of certain assets and liabilities.

Earnings Per Common Share:
-------------------------

The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding the effects of any potentially dilutive securities. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Outstanding options at June 30, 2003 were excluded from the calculation as inclusion would have been anti-dilutive since the Company sustained a loss for the year and the exercise prices of the options exceeded the market price for the Company's common stock. Net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

Basic and diluted income (loss) per common share was calculated using the following number of shares:

                                                  2004              2003
                                                  ----              ----

       Average shares outstanding                5,318,900         5,294,516
                                                 =========         =========

       Basic and diluted shares                  5,318,900         5,294,516
                                                 =========         =========

                       GVC VENTURE CORP. AND SUBSIDIARIES
                       ----------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED JUNE 30, 2004 AND 2003
                       ----------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Stock Options:
-------------

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for an employee stock option or similar equity instrument. SFAS No. 123 gives entities a choice of recognizing related compensation expense by adopting the fair value method or measuring compensation using the intrinsic value approach under Accounting Principles Board (APB) opinion No. 25. If the intrinsic value approach for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effects of using the fair value measurement criteria. The Company intends to continue using the measurement prescribed by APB Opinion No. 25, whereby the Company does not recognize compensation costs at the grant date. Accordingly, this pronouncement has not affected the Company's financial position or results of operations. The Company did not grant any options in fiscal 2004 and did not have any outstanding stock options at June 30, 2004 (see Note 3).

New Pronouncements:
------------------

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS), SFAS No. 142, "Goodwill and Other Intangible Assets, " which requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. The initial adoption of this standard did not have a material impact on the Company's financial statements.

In June 2001, FASB issued SFAS No. 143, "Accounting for Retirement Obligations," which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. The initial adoption of this standard did not have a material impact on the Company's financial statements.

In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44, 64," which addresses the reporting related to the extinguishments of debt, accounting for intangible assets and the accounting for leases. The initial adoption of this standard did not have a material impact on the Company's financial statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES
                       ----------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED JUNE 30, 2004 AND 2003
                       ----------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the Fair-value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123. The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS 123 and SFAS 148.

In January 2003, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," ("VIE's") was issued. This interpretation clarifies situations in which entities shall be subject to consolidation. This interpretation is effective for all VIE's created after January 31, 2002. The Company does not believe that the adoption of this interpretation will have any effect on its financial statements.

In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting for derivative instruments. This statement is effective for contracts (as defined) entered into or modified after June 30, 2003. The initial adoption of this standard did not have a material impact on the Company's financial statements.

In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for financial instruments entered into or modified after May 31, 2003, and other wise is effective at the beginning of the first interim period beginning after June 30, 2003. The initial adoption of this standard did not have a material impact on the Company's financial statements.

Reclassifications:
-----------------

Certain 2003 amounts have been reclassified to conform with the 2004 presentation.

                       GVC VENTURE CORP. AND SUBSIDIARIES
                       ----------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED JUNE 30, 2004 AND 2003
                       ----------------------------------

NOTE 2 - FINANCIAL INSTRUMENTS:

Concentrations of Credit Risk:
-----------------------------

The Company's financial instruments that could be exposed to concentrations of credit risk consist primarily of cash and cash equivalents (see Note 1).

Fair Value of Financial Instruments:

SFAS No. 107, "Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of the Company's financial instruments (cash and cash equivalents) approximate their fair value because of the short maturity of these instruments.

NOTE 3 - STOCK OPTIONS:

During fiscal 2004, the Company had outstanding options to purchase 10,000 and 25,000 shares at exercise prices of $.22 and $.10 per share, respectively. No additional options were granted during fiscal 2004. All such options were cancelled at June 30, 2004 (see Note 7).

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consisted of the following at June 30, 2004:

       Administrative expenses                               $      18,000
       Professional fees                                            88,000
       State and local taxes                                         2,000
                                                               -----------
       Total                                                 $     108,000
                                                              ============


NOTE 5 - COMMITMENTS AND CONTINGENCIES:

On July 1, 2004, the Company entered into a one-year lease for office space in New York City for approximately $250 per month. Rent expense totaled $0 for the year ended June 30, 2004.

                       GVC VENTURE CORP. AND SUBSIDIARIES
                       ----------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED JUNE 30, 2004 AND 2003
                       ----------------------------------

NOTE 6 - INCOME TAXES:

The income tax provision taxes consists of the following for the years ended June 30, 2004 and 2003:

                                                     2004                2003
                                                     ----                ----
Current:
         Federal                                 $    -              $    -
         State                                         2,000               9,000
                                                 -----------         -----------
                  Total current                  $     2,000         $     9,000
                                                 ===========         ===========
Deferred:
         Federal                                 $    -              $    -
         State                                        -                   -
                                                 -----------         -----------
                  Total deferred                      -                   -
                                                 -----------         -----------

                  Total tax provision            $     2,000         $     9,000
                                                 ===========         ===========


At June 30, 2004, there were no deferred tax assets or liabilities recognized for taxable temporary differences.

The Company establishes a valuation allowance in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized. At June 30, 2004, the Company has provided a valuation allowance against all of its net deferred tax assets due to the uncertainty of realizing any benefit therefrom in the future.

A reconciliation of the income tax provision computed by applying the federal and state statutory rates to income before taxes to the actual income tax provision for the years ended June 30, 2004 and 2003 is as follows:

                                                      2004            2003
                                                      ----            ----
       Federal provision of statutory rate        $      -         $      -
       State provision at statutory rate                 2,000            9,000
                                                  ------------     ------------
       Valuation allowance and other                      -                -
                                                  ------------     ------------
                         Total                    $      2,000     $      9,000
                                                  ------------     ------------

At June 30, 2004, the Company had available net operating loss (NOL) carryforwards of approximately $3,189,000 for federal income tax purposes, which expire from 2005 to 2024. However, because of the ownership change described in
Note 7, the federal NOLs are subject to certain annual limitations. This is because certain substantial ownership changes, as defined in Internal Revenue Code Section 382, limit the utilization of the available NOLs and tax credit

                       GVC VENTURE CORP. AND SUBSIDIARIES
                       ----------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED JUNE 30, 2004 AND 2003
                       ----------------------------------

carryforwards (the Section 382 Limitation). The Section 382 Limitation is calculated by multiplying the fair market value of the loss corporation immediately preceding the change of ownership by the long-term, tax-exempt rate prescribed by the IRS. Because of the change in ownership on June 30, 2004, and based on the Section 382 Limitation calculation, the Company will be allowed to use approximately $6,500 of its federal NOLs per year until they would otherwise expire for federal NOLs generated prior to June 30, 2004.

NOTE 7 - STOCK AND RELATED PARTY TRANSACTIONS:

On June 30, 2004, the Company sold 6,300,000 shares of its common stock to a then unaffiliated third party, 1,300,000 shares to its President, Chief Executive Officer and a director and 1,300,000 shares to an affiliate of a principal stockholder for $63,000, $13,000 and the conversion of a $13,000 obligation owed by the Company, respectively. The unaffiliated third party sold 1,300,000 and 300,000 of the shares purchased by it to the affiliate of the principal stockholder and to a proposed director of the Company for the same price per share paid by it for the shares.

In connection therewith, a director and principal stockholder and the principal stockholder whose affiliate purchased shares agreed to the cancellation and capitalization of the principal (an aggregate of $100,000) of, and accrued interest on, the Company's obligations to them and the Company's law firm agreed to defer the Company's obligations owed it for legal services rendered prior to January 1, 2004 and in connection with the foregoing transactions (an aggregate of approximately $75,000) on a non-interest basis until the earlier of December 31, 2010, the liquidation of the Company or another change in control (as defined) of the Company.

Principal shareholders of the Company have agreed to vote, until the earliest to occur of December 31, 2006 or another change in the control of the Company, 83.7% of the presently outstanding shares of the Company for the election of one director selected by each of two stockholder groups and a majority of the Board selected by the unaffiliated third party who purchased the 6,300,000 shares.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

On August 17, 2004, the Board of Directors of GVC Venture Corp. (the "Company") terminated the Company's relationship with J.H. Cohn LLP ("J.H. Cohn") as the Company's independent public accountants, and retained Mahoney, Sabol & Company, LLP ("Mahoney Sabol") as the Company's independent public accountants. J.H. Cohn was engaged by the Company on June 30, 2004 but had not as yet commenced its audit of the Company's financial statements as at and for the year ended June 30, 2004. J. H. Cohn had been engaged to replace Ernst & Young ("Ernst & Young") which had resigned as the Company's independent public accountants on December 9, 2003. The appointment of Mahoney Sabol to replace J.H. Cohn was reported in the Company's Current Report on Form 8-K dated (date of earliest event reported) August 17, 2004 filed with the Securities and Exchange Commission (the "SEC") on August 24, 2004; the appointment of J.H. Cohn was reported in the Company's Current Report on Form 8-K dated (date of earliest event reported) June 30, 2004 filed with the SEC on July 2, 2004; and the resignation of Ernst & Young was reported in the Company's Current Report on Form 8-K dated (date of earliest event reported) December 9, 2003 filed with the SEC on December 12, 2003.

Because J.H. Cohn had not audited any financial statements of the Company, J.H. Cohn had not issued any report on the financial statements of the Company for either of the past two fiscal years. Except for a "going concern" qualification contained in the report of Ernst & Young LLP on the Company's financial statements for the year ended June 30, 2003, Ernst & Young's reports on the Company's financial statements for the years ended June 30, 2002 and 2003 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.


There were no disagreements with either J.H. Cohn or Ernst & Young, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of J.H. Cohn or Ernst & Young, would have caused J.H. Cohn or Ernst & Young to make reference to the subject matter of the disagreements in connection with reports on the Company's consolidated financial statements for the years ended June 30, 2004, 2003 or 2002. No such disagreement was discussed with the Board of Directors or any Committee of the Board of Directors of the Company.


Neither J.H. Cohn nor Ernst & Young advised the Company of any matter described in Item 304(a)(1)(iv)(B) of Regulation S-B.

Neither the Company nor anyone on behalf of the Company consulted J.H. Cohn or Mahoney Sabol regarding (a) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of the Company, and no written or oral advice of J.H. Cohn or Mahoney Sabol was provided with respect to any accounting, auditing or financial reporting issue or (b) any matter that was either the subject of a disagreement or any event described in
Item 304(a)(1)(v) of Regulation S-B.

The Company has authorized J.H. Cohn and Ernst & Young to respond fully to the inquiries of Mahoney Sabol.

The Company provided Ernst & Young and J.H. Cohn with copies of the Current Report on Form 8-K reflecting their respective cessation to serve as the Company's independent public accountants and requested each to furnish the Company with a letter addressed to the SEC stating whether it agrees with the statements made by the Company and each issued such letters. The letters were attached as exhibits to the Current Report on Form 8-K reflecting their respective cessation to serve as the Company's independent public accountants.

The Company also provided J. H. Cohn and Mahoney Sabol with a copy of the Current Report on Form 8-K reflecting their respective appointment as the Company's independent public accountants and provided them with the opportunity to furnish the Company with a letter addressed to the SEC containing any new information, clarification of the Company's expression of its views or the respects in which it did not agree with the statements made in such Report. Neither issued any such letter.

ITEM 8A. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, the Company's President, principal executive officer and principal financial officer, evaluated the effectiveness of the Company's "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, this officer concluded that, as of the date of his evaluation, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including that officer, to allow timely decisions regarding required disclosure.

During the fourth quarter of fiscal 2004 Report, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



ITEM 8B.  OTHER INFORMATION

None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Identification of Current Directors and Executive Officers

Background of Directors and Officers

Bernard Zimmerman, 71, became Chairman of the Board, President, Chief Executive Officer, Treasurer and a director of the Company on June 30, 2004. He has been President and Treasurer of Bernard Zimmerman & Company, Inc., a financial and management consulting firm, since 1972. Since July 2003, Mr. Zimmerman has also served as President and Chief Executive Officer and a director of FCCC, Inc., a company engaged in seeking mergers, acquisitions, other business combinations and financial transactions. Mr. Zimmerman also serves as a director and member of the Audit Committee of Sbarro, Inc. Mr. Zimmerman has been a certified public accountant in New York for more than the past thirty-five years.

Gordon Banks, 48, has served as a director of the Company since its inception in 1987. He served as President of the Company from June 1988 to June 2004 and Chief Executive Officer of the Company from September 2003 to June 2004. From its inception in 1987 until June 1988, Mr. Banks served as Vice President of the Company. Since November 1988, Mr. Banks has been co-director of Enviro Stables Ltd., a company engaged in acquiring, breeding, racing and selling horses.

Conrad J. Gunther, Jr., 57, became a director of the Company on June 30, 2004. He has been President of E-Billsolutions, Inc., an independent sales organization that assists merchants in arranging the processing of their credit card transactions, since 2000. From 1994 until 2000, Mr. Gunther served as President of C J Gunther & Associates, a provider of financial and management consulting services, and Managing Director of The Allied Group, an insurance brokerage firm. From 1989 until 1994 Mr. Gunther served as Executive Vice President and Chief Operating Officer of North Fork Bancorporation, a bank holding company. Mr. Gunther is also a director of CVD Equipment Corporation.

Marc J. Hanover, 54, has served as Secretary of the Company since its inception in 1987. He served as Vice President-Finance, Chief Financial Officer and Treasurer of the Company from its inception in 1987 until June 30, 2004. Since November 1988, Mr. Hanover has been co-director of Enviro Stables Ltd., a company engaged in acquiring, breeding, racing and selling horses.

Gordon Banks serves as a Class I director, Conrad J. Gunther, Jr. serves as a Class II director and Bernard Zimmerman serves as a Class III director of the Company until the 2004, 2005 and 2006 Annual Meetings of Stockholders, respectively, and until their respective successors are elected and qualified. Annual Meetings of Stockholders are scheduled to be held during the month of December in each such year.

Officers hold office at the pleasure of the Board of Directors.

STOCKHOLDERS AGREEMENT

Pursuant to the Stockholders Agreement described under the caption "Recent Developments" preceding Item 1 of this Report, all shares subject thereto, which presently constitute 83.7% of the Company outstanding Common Stock, are to be voted for the election of one director selected by the Banks Family, one director selected by Palisade and Berman Industries, and a number of directors that would constitute a majority of the Board selected by Zimmerman Company. Pursuant thereto, the Banks Family nominated Gordon Banks and Zimmerman Company nominated Bernard Zimmerman and Conrad J. Gunther, Jr. for election as directors at the Meeting, and each was elected. Palisade and Berman Industries did not nominate a director at the Meeting and have advised the Company that they do not anticipate nominating a director at the current time.

BOARD COMMITTEES

Because the Company's securities are not listed on an exchange or quoted on an automated inter-dealer quotation system, the Company's Board of Directors has not established Audit, Compensation or Nominating Committees.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors of the Company has determined that Bernard Zimmerman qualifies as an "audit committee financial expert," as that term is defined in
Item 401(e) of Regulation S-B. Mr. Zimmerman is also Chairman of the Board, President, Chief Financial Officer, a director and a principal stockholder of the Company and, therefore, is not an independent director.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock, to file initial reports of ownership, and reports of changes of ownership, of the Company's equity securities with the SEC and furnish copies of those reports to the Company. Based on a review of reports furnished to the Company, written representations that no reports were required and information available to the Company regarding the record ownership of shares, the Company believes that all reports required to be filed by such persons with respect to the Company's fiscal year ended June 30, 2004 were timely filed.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions, a copy of which is filed as Exhibit
14.1 to this Report.

ITEM 10.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

No executive officer has received any cash compensation, long-term compensation or other compensation during the past three fiscal years.

OPTION GRANTS IN LAST FISCAL YEAR

No options to purchase shares of the Company's Common Stock were granted by the Company to any executive officer during fiscal 2004.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

No options to purchase shares of the Company's Common Stock were exercised by any executive officer during fiscal 2004. As part of the Transaction, Marc J. Hanover, who, prior to the Transaction was Vice President-Finance, Chief Financial Officer, Secretary and Treasurer of the Company, agreed to terminate options to purchase 10,000 and 25,000 shares of Common Stock that were exercisable in full at any time until September 2005 and September 2008, respectively, at exercise prices of $0.22 and $0.10 per share, respectively. The options were out-of-the-money (their exercise prices exceeding the market value of the Company's Common Stock) when terminated on June 30, 2004.

REMUNERATION OF DIRECTORS

For more than the past three years, the Company has had no standard arrangements pursuant to which directions have been compensated for services provided as a director.

Reference is made to the discussion under the caption "Recent Developments" preceding Item 1 of this Report for information concerning an option to purchase 300,000 shares of the Company's Common Stock at $.01 per share that was sold by Zimmerman Company for an aggregate of $100 to Conrad J. Gunther, Jr. in connection with Mr. Gunther's election as a director of the Company. Mr. Gunther exercised this option on June 30, 2004 at the time of consummation of the Transaction and Mr. Gunther's election as a director.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information, as at August 31, 2004, with respect to the shares of Common Stock beneficially owned by (i) any person (including any "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock, (ii) each executive officer of the Company, (iii) each director of the Company and (iv) all executive officers and directors of the Company as a group, in each case without giving effect to the Stockholders Agreement (see Note 1 to the following table):

                                                                  Amount and Nature
                                                                    of Beneficial               Percent
  Beneficial Owner                                                   Ownership (1)               of Class
  ----------------                                                   -------------               --------

  Bernard Zimmerman & Co. Inc.                                      4,700,000 (1) (2)           33.1%
  18 High Meadow Road
  Weston, CT 06883








                                                                  AMOUNT AND NATURE
                                                                    OF BENEFICIAL               PERCENT
  BENEFICIAL OWNER                                                   OWNERSHIP (1)               OF CLASS
  ----------------                                                   -------------               --------

  Berman Industries, Inc.                                           2,600,000 (1) (2)           18.3%
  1 Bridge Plaza
  Ft. Lee, NJ 07024

  Gordon Banks                                                      1,549,808 (1) (2)           10.9%
  25 Fifth Avenue, Apt. 10B
  New York, NY 10003

  Palisade Investors LLC                                            1,504,545 (1) (2)           10.6%
  1 Bridge Plaza
  Fort Lee, NJ 07024
  Russell Banks                                                       980,761 (1) (3)            6.9%
  330 South Ocean Blvd.
  Palm Beach, FL 33480

  Janice Banks                                                        543,395 (1) (4)            3.8%
  330 South Ocean Beach
  Palm Beach, FL  33480

  Conrad J. Gunther, Jr.                                              300,000 (5)                2.1%
  249 Jennings Road
  Cold Spring Harbor, NY 11724

  Marc J. Hanover                                                     194,148                    1.4%
  200 East 66th Street, #B603
  New York, NY 10021

  Directors and executive officers as a                             6,743,956                   47.5%
       group (four persons)

---------------------------
(1) Excludes shares held by others that are subject to the Stockholders Agreement described under the caption "Recent Developments" preceding
         Item 1 of this Report as to which shares each of the referenced beneficial owners may be deemed, under applicable SEC rules, to be the beneficial owner by virtue of sharing voting power. If such shares were included as beneficially owned by each referenced beneficial owner, their beneficial ownership would be as follows:

                                                                     PERCENT
         BENEFICIAL OWNER                 AMOUNT OF SHARES           OF CLASS
         ----------------                 ----------------           --------

         Bernard Zimmerman & Co. Inc.        11,884,353               83.7%
         Berman Industries, Inc.             11,884,353               83.7%
         Gordon Banks                        11,884,353               83.7%

         BENEFICIAL OWNER                 AMOUNT OF SHARES           OF CLASS
         ----------------                 ----------------           --------

         Palisade Investors LLC              11,884,353               83.7%
         Russell Banks
                                             11,885,114               83.7%
         Janice Banks
                                             12,177,748               85.8%

(3) Includes (a) 980,000 shares as to which Russell Banks has shared voting (see Note 1) and sole dispositive power and (b) 761 shares as to which Russell Banks is trustee, as to which shares Mr. Banks has sole voting and dispositive power. Excludes (a) 250,000 shares owned by Janice Banks, Mr. Banks' wife and (b) 293,395 shares held by The Russell Banks Family Trust as to which Mr. Banks and a third party are the trustees and share voting and dispositive power, as to all of which shares Mr. Banks disclaims beneficial ownership.

(4) Includes (a) 250,000 shares as to which Janice Banks has shared voting (see Note 1) and sole dispositive power and (b) 293,395 shares held by The Russell Banks Family Trust as to which Janice Banks and a third party are the trustees and share voting and dispositive power.

(5) These shares are subject to the Stockholders Agreement described under the caption "Recent Developments" preceding Item 1 of this Report.

Zimmerman Company and Bernard Zimmerman may be deemed to control the Company by virtue of the stock ownership of Zimmerman Company, the positions held by Bernard Zimmerman and the ability of Zimmerman Company, pursuant to the Stockholders Agreement described under the caption "Recent Developments" preceding Item 1 of this Report, to elect a majority of the Company's Board of Directors.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In March, 2002 and June, 2003, Russell Banks loaned $8,000 and $42,000, respectively, to the Company and, in each of September, 2002 and April, 2003, Palisade loaned $25,000 to the Company. Each loan bore interest at 6% per annum. The loans ($100,000 in the aggregate) were used to fund expenses of the Company. The loans were originally due on October 30, 2003 and were extended to November 30, 2004. In connection with the Transaction (discussed under the caption "Recent Developments" preceding Item 1 of this Report), Mr. Banks and Palisade agreed to the cancellation and capitalization of the principal and accrued interest on these loans upon completion of the Transaction.

In addition, in November 2003, Mr. Martin L. Berman advanced $13,000 to the Company to enable the Company to pay certain expenses. The obligation bore interest at the rate of 6% per annum and was payable on November 30, 2004. Mr. Berman assigned this obligation to Berman Industries. In connection with the Transaction (discussed under the caption "Recent Developments" preceding Item 1 of this Report), Berman Industries agreed to convert this advance (and to waive the accrued interest thereon) into 1,300,000 shares of Common Stock upon completion of the Transaction.

See "Recent Developments" preceding Item 1 of this Report with respect to other related party transactions between the Company and its executive officers, directors and beneficial owners of 5% of its Common Stock.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

        3.1(a) Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 12, 1987.

        3.1(b) Certificate of Amendment to the Company's Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on December 19, 1989.

        3.1(c) Certificate of Amendment to the Company's Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on December 6, 2000.

        3.1(d) Certificate of Amendment to the Company's Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 30, 2004.

        *3.2    By-laws of the Company.

        14.1 Code of Ethics for Principal Executive Officers and Senior Financial Officers.

        +99.1 Stock Purchase Agreement, dated as of April 29, 2004, by and among the Company, Bernard Zimmerman & Company, Inc., Berman Industries, Inc. and Gordon Banks.

        +99.2 Stockholders Agreement, dated as of April 29, 2004, by and among Bernard Zimmerman & Company, Inc., Palisade Investors LLC, Berman Industries, Inc., Russell Banks, Janice Banks and Gordon Banks.

        31.1 Section 302 Certification of Principal Executive Officer and Principal Financial Officer.

        32.1 Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

--------------------

* Filed as Exhibit 3.2 to Amendment No. 1 to the Company's Registration of Securities on Form 10, File 10, File No. 0-15862, and incorporated herein by reference.

+ Incorporated by reference to the same numbered exhibit in the Company's Current Report on Form 8-K dated (date of earliest event reported) April 29, 2004.

(b)     Reports on Form 8-K.

        During the quarter ended June 30, 2004, the Company filed the following two reports on Form 8-K:

        The first was dated April 29, 2004 (date of earliest event reported), reporting under Item 5. Other Events. No financial statements were filed with that Report.

         The second was dated June 30, 2004 (date of earliest event reported), reporting under Item 1. Changes in Control of the Registrant, and Item 4. Changes in Registrant's Certifying Accountant. No financial statements were filed with that Report.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The only fees incurred by the Company for services rendered for the fiscal years ended June 30, 2004 and 2003 by the Company's independent public accountants were $4,000 charged by Mahoney Sabol and $8,000 charged by Ernst & Young, respectively.

AUDIT FEES

Mahoney Sabol and Ernst & Young, LLP billed $3,000 and $8,000 for the audits of the Company's consolidated financial statements for the years ended June 30, 2004 and 2003, respectively, and for their review of the Company's interim consolidated financial statements included in Quarterly Reports on Form 10-QSB filed by the Company during the year audited.

AUDIT-RELATED FEES

Neither Mahoney Sabol nor Ernst & Young rendered any audit-related services during fiscal 2003 or 2004.

TAX FEES

Mahoney Sabol is being paid $1,000 for its services in connection with the preparation of the Company's federal, state and local income tax returns for the year ended June 30, 2004. Ernst & Young rendered no tax services to the Company with respect to the years ended June 30, 2003 or June 30, 2004.

OTHER FEES

The Company's independent auditors performed no other services for the Company during either fiscal 2003 or 2004.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Board of Directors present policy is to pre-approve all audit services and permissible non-audit services provided by the independent auditors. All services performed by the Company's independent auditors in fiscal 2003 and 2004 were pre-approved by the Board of Directors. It is expected that pre-approval will be for periods up to one year for services to be set forth in engagement letters approved by the Board of Directors that are detailed as to the particular service or category of services to be provided and subject to a specific budget.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GVC VENTURE CORP.

Dated: September 27, 2004
                                      By: /s/ Bernard Zimmerman
                                          --------------------------------------
                                          Bernard Zimmerman,
                                          President, Principal Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Capacity                                    Date
---------                        --------                                    ----

/s/ Bernard Zimmerman            President, (Principal Executive             September 27, 2004
----------------------------     Officer),Treasurer (Principal
Bernard Zimmerman                Financial and Accounting
                                 Officer) and Director


/s/ Gordon Banks                 Director                                    September 27, 2004
----------------------------
Gordon Banks


/s/ Conrad J. Gunther, Jr.       Director                                    September 27, 2004
----------------------------
Conrad J. Gunther, Jr.

                                  EXHIBIT INDEX

  Exhibit No.     Description
  -----------     -----------

    3.1(a) Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 12, 1987.

    3.1(b) Certificate of Amendment to the Company's Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on December 19, 1989.

    3.1(c) Certificate of Amendment to the Company's Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on December 6, 2000.

    3.1(d) Certificate of Amendment to the Company's Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 30, 2004.

    *3.2          By-laws of the Company.

    14.1 Code of Ethics for Principal Executive Officers and Senior Financial Officers.

    +99.1 Stock Purchase Agreement, dated as of April 29, 2004, by and among the Company, Bernard Zimmerman & Company, Inc., Berman Industries, Inc. and Gordon Banks.

    +99.2 Stockholders Agreement, dated as of April 29, 2004, by and among Bernard Zimmerman & Company, Inc., Palisade Investors LLC, Berman Industries, Inc., Russell Banks, Janice Banks and Gordon Banks.

    31.1 Section 302 Certification of Principal Executive Officer and Principal Financial Officer.

    32.1 Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

--------------------

* Filed as Exhibit 3.2 to Amendment No. 1 to the Company's Registration of Securities on Form 10, File 10, File No. 0-15862, and incorporated herein by reference.

+ Incorporated by reference to the same numbered exhibit in the Company's Current Report on Form 8-K dated (date of earliest event reported) April 29, 2004.