Form 10QSB
period 2004-09-30
GVC VENTURE CORP
filed 2004-11-05
CIK 814286

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended September 30, 2004

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

For the transition period from ____________________ to _____________________

                           Commission File No. 0-15862

                                GVC VENTURE CORP.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                           13-3018466
---------------------------------------                     --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

The Chrysler Building, 405 Lexington Avenue, Suite 2600, New York, NY      10174
--------------------------------------------------------------------------------
      (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (212) 907-6610

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: As of October 29, 2004, there were 14,194,516 shares of Common Stock, $.01 par value per share outstanding.

Transitional Small Business Disclosure Format:       Yes               No  X
                                                         --------         ------

ITEM 1.       FINANCIAL STATEMENTS
-------

                       GVC VENTURE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

ASSETS                                                               September 30,          June 30,
                                                                         2004                2004
                                                                         ----                ----
                                                                     (Unaudited)
Current assets:
     Cash and cash equivalents                                     $             62     $              89
                                                                   =================    ==================

         Total current assets                                                    62                    89

     Other assets                                                                 1                     -
                                                                   -----------------    ------------------
TOTAL ASSETS                                                       $             63     $              89
                                                                   =================    ==================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and other accrued expenses                   $             85     $             108
                                                                   -----------------    ------------------

         Total current liabilities                                               85                   108
Commitments and contingencies                                                     -                     -
                                                                   -----------------    ------------------

TOTAL LIABILITIES                                                                85                   108

Stockholders' equity:
     Common stock, $.01 par value, authorized
       50,000,000 shares, issued and outstanding 14,194,516
       shares                                                                   142                   142
     Preferred stock, $.01 par value, authorized
       1,000,000 shares, none issued or outstanding                               -                     -
     Additional paid-in capital                                               2,266                 2,266
     Accumulated deficit                                                     (2,430)               (2,427)
                                                                   -----------------    ------------------
         Total stockholders' equity                                             (22)                  (19)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $             63     $              89
                                                                   =================    ==================


                       See notes to financial statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (Dollars in thousands, except share data)

                                                                    Three Months Ended September 30,
                                                                    --------------------------------
                                                                      2004                2003
                                                                      ----                ----

Expense:
     Corporate office expenses                                                  3                   4
     Interest expense                                                           -                   2
                                                                ------------------   ------------------

     Total expense                                                              3                   6
                                                                ------------------   ------------------

Loss from operations                                                           (3)                  (6)
Income tax expense                                                              -                   -
                                                                ------------------   ------------------


NET LOSS                                                        $              (3)   $              (6)
                                                                ==================   ==================


Basic and diluted loss per share                                $               -    $               -
                                                                ==================   ==================

Weighted average common shares outstanding:
     Basic and diluted                                                 14,194,516            5,294,516










                       See notes to financial statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                     Three Months Ended September 30,
                                                                     --------------------------------
                                                                         2004                2003
                                                                         ----                ----
Cash Flows from Operating Activities:
Net loss                                                           $             (3)  $             (6)
Adjustments to reconcile net loss to cash provided by
    operating activities:
    Increase in assets, other assets                                             (1)                 -
    Decrease in accounts payable and accrued expenses                           (23)                (6)
                                                                   -----------------  -----------------

    Net cash used by operating activities                                       (27)               (12)
                                                                   -----------------  -----------------

Cash Flows from Investing Activities:                                             -                  -

Cash Flows from Financing Activities:                                             -                  -
                                                                   -----------------  -----------------


    Net decrease in cash and cash equivalents                                   (27)               (12)
    Cash and cash equivalents, beginning of period                               89                 15
                                                                   -----------------  -----------------
    Cash and cash equivalents, end of period                       $             62   $              3
                                                                   =================  =================

Supplemental cash flow disclosures:
    Cash payments of interest                                      $              -   $              -
    Cash payments of income taxes                                  $              1   $              1





                       See notes to financial statements

                       GVC VENTURE CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  For the three months ended September 30, 2004
                                   (Unaudited)
                             (Dollars in thousands)

                                                Common Stock                Paid-in        Accumulated
                                             Shares        Amount           Capital          Deficit           Total
                                             ------        ------           -------          -------           -----
Balance, June 30, 2004                     14,194,516   $       142     $        2,266   $       (2,427)   $       (19)
Net loss                                            -             -                  -               (3)            (3)
                                           ----------   -----------     --------------   ---------------   ------------
Balance, September 30, 2004                14,194,516   $       142     $        2,266   $       (2,430)   $       (22)
                                           ==========   ===========     ==============   ===============   ============








                       See notes to financial statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

NOTE A - BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of GVC Venture Corp. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included herein. Operating results are not necessarily indicative of the results that may be expected for the year ended June 30, 2005 or other future periods. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004.

NOTE B - NATURE OF OPERATIONS:

The Company currently engages in no operating activities other than seeking potential opportunities for an acquisition, sale, merger, including a reverse merger, or other business or financial transaction.

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

Principal stockholders of the Company have agreed to vote, until the earliest to occur of December 31, 2006 or another change in the control of the Company, 83.7% of the presently outstanding shares of the Company for the election of one director selected by each of two stockholder groups and a majority of the Board selected by the unaffiliated third party who purchased the 6,300,000 shares.

NOTE C - ESTIMATES:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE D - STOCK OPTIONS:

During fiscal 2004, the Company had outstanding options to purchase 10,000 and 25,000 shares at exercise prices of $.22 and $.10 per share, respectively. All such options were cancelled at June 30, 2004. No options were granted during fiscal 2004 or fiscal 2005. The Company has no outstanding options at September 30, 2004. The Company's stock option plan has terminated as to the grant of future options.

NOTE E - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consisted of the following at September 30 and June 30, 2004:

                                        September 30,         June 30,
                                            2004                2004
                                            ----                ----

           Administrative expenses     $        5,000      $      18,000
           Professional fees                   80,000             88,000
           State and local taxes                -                  2,000
                                       --------------      -------------
           Total                       $       85,000      $     108,000
                                       ==============      =============


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------

GENERAL

For several years, including the quarters ended September 30, 2003 and 2004, the Company has engaged in no operating activities, while seeking potential opportunities for an acquisition, sale, merger, including a reverse merger, or other business or financial transaction.

The Company plans to continue as a public entity and to actively seek merger (including a reverse merger), acquisition and business combination opportunities with operating businesses or other business or financial transactions, including with a privately-held company seeking to operate as a publicly-held company. However, there can be no assurance that this plan will be successfully implemented. The Company believes it has sufficient working capital to continue its efforts for more than one year. At this time, the Company has no arrangements, commitments or understandings with respect to any potential merger, acquisition or business combination candidate. The Company has not, to date, set any specific criteria or models for any such transaction.

Unless and until a transaction is effectuated, the Company does not expect to have active operations. Accordingly, during such period, the Company does not expect to achieve sufficient income to offset its operating expenses, resulting in operating losses that are expected to require the Company to use, and thereby reduce, its cash balance.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2004
COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2003
------------------------------------------------

The Company had no revenues in either of the quarters ended September 30, 2004 or September 30, 2003.

Expenses in the first fiscal quarter ended September 30, 2004, which consisted of general corporate office expenses of $3,000 that were primarily for rent, accounting and stockholder expenses, were $1,000 less than in the first fiscal quarter ended September 30, 2003 (the general corporate expenses in the 2003 period consisted principally of corporate, administrative, reporting and stockholder expenses). There was no interest expense in the quarter ended September 30, 2004 as all loans outstanding in the similar quarter a year ago were converted to equity.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash on hand at September 30, 2004 of $62,000 compared to $3,000 at September 30, 2003 and $89,000 at June 30, 2004. The increase since September 30, 2003 was due to the transactions consummated on June 30, 2004 described in "Recent Developments," below. The reduction since June 30, 2004 was due primarily to the funding of the Company's net loss of $3,000 during the quarter ended September 30, 2004 and payments made to reduce accounts payable and accrued expenses by $23,000 which arose primarily in connection with the consummation of the transaction described in "Recent Developments," below.

The Company has no commitment for any capital expenditure. The Company's cash requirements for the next twelve months are relatively modest, consisting principally of rent, legal, accounting and other expenses relating to filings required under the Securities Exchange Act of 1934, stockholder expenses and other expenses that are expected to be incurred in its search for an acquisition, candidate or other business or financial transaction.

The Company believes it has sufficient working capital to continue its efforts for more than one year. The Company does not have any arrangements with banks or other financial institutions with respect to the availability of financing in the future.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet financing arrangements within the meaning of Item 303(c) of Regulation S-B.

RECENT DEVELOPMENTS

On June 30, 2004, pursuant to a Stock Purchase Agreement, dated as of April 29, 2004 (the "Stock Purchase Agreement"), among the Company, Bernard Zimmerman & Company, Inc. ("Zimmerman Company"), Gordon Banks and Berman Industries, Inc. ("Berman Industries"), Zimmerman Company purchased 6,300,000 shares of the Company's Common Stock for $63,000 (of which shares Zimmerman Company sold 1,300,000 and 300,000 shares to Berman Industries and Conrad J. Gunther, Jr., currently a director of the Company, pursuant to options previously granted by Zimmerman Company to them to purchase such shares at the same $.01 per share paid by Zimmerman Company for such shares); Gordon Banks purchased 1,300,000 shares of the Company's Common Stock for $13,000; and Berman Industries converted the Company's $13,000 obligation to it incurred in November 2003 into 1,300,000 shares of the Company's Common Stock.

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

Principal stockholders of the Company have agreed to vote, until the earliest to occur of December 31, 2006 or another change in the control of the Company, 83.7% of the presently outstanding shares of the Company for the election of one director selected by each of two stockholder groups and a majority of the Board selected by the unaffiliated third party who purchased the 6,300,000 shares.

ITEM 3.       CONTROLS AND PROCEDURES
-------

         As of the end of the period covered by this report, the Company's President, who is its principal executive officer and is also its Treasurer and principal financial officer, evaluated the effectiveness of the Company's "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, this officer concluded that, as of the date of his evaluation, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including that officer, to allow timely decisions regarding required disclosure.

         During the period covered by this Report, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS
-------

         Exhibit
         Number       Description
         ------       -----------

         31 Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Quarterly Report on Form 10-QSB for period ended December 31, 2003.

         32 Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on its behalf by the undersigned thereunto duly authorized.

                                        GVC VENTURE CORP.



Date:    November 5, 2004               By:  /s/ Bernard Zimmerman
                                             -----------------------------------
                                             Bernard Zimmerman, President
                                             (Principal Executive Officer) and
                                             Treasurer (Principal Financial and
                                             Accounting Officer)

EXHIBIT INDEX


         Exhibit
         Number   Description
         ------   -----------

         31 Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.