Form 10QSB
period 2004-12-31
GVC VENTURE CORP
filed 2005-02-04
CIK 814286

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended December 31, 2004

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

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes  X    No
                                                                       ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: As of January 26, 2004, there were 14,194,516 shares of Common Stock, $.01 par value per share outstanding.

Transitional Small Business Disclosure Format:  Yes        No  X
                                                    ---       ---

Item 1.       Financial Statements

                       GVC VENTURE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

ASSETS                                                        December 31,    June 30,
                                                                   2004         2004
                                                                 -------       -------
                                                                        (Unaudited)

Current assets:

     Cash and cash equivalents                                   $    55       $    89
                                                                 =======       =======

         Total current assets                                         55            89

     Other assets                                                      1             -
                                                                 -------       -------

TOTAL ASSETS                                                     $    56       $    89


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable and other accrued expenses                 $    85       $   108
                                                                 -------       -------

         Total current liabilities                                    85           108

Commitments and contingencies                                          -             -
                                                                 -------       -------

TOTAL LIABILITIES                                                     85           108

Stockholders' equity:

     Common stock, $.01 par value, authorized
       50,000,000 shares, issued and outstanding 14,194,516
       shares                                                        142           142
     Preferred stock, $.01 par value, authorized
       1,000,000 shares, none issued or outstanding                    -             -
     Additional paid-in capital                                    2,266         2,266
     Accumulated deficit                                          (2,437)       (2,427)
                                                                 -------       -------
         Total stockholders' equity                                  (29)          (19)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $    56       $    89
                                                                 =======       =======

                       See notes to financial statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                    (Dollars in thousands, except share data)

                                                  Six Months Ended December 31,
                                                 -------------------------------
                                                     2004               2003
                                                 ------------       ------------
Expense:

     Corporate office expenses                             10                  8
     Interest expense                                       -                  3
                                                 ------------       ------------
     Total expense                                         10                 11
                                                 ------------       ------------
Loss from operations                                      (10)               (11)
Income tax expense                                          -                  -
                                                 ------------       ------------

NET LOSS                                         $        (10)      $        (11)
                                                 ============       ============

Basic and diluted loss per share                 $       -          $          -
                                                 ============       ============
Weighted average common shares outstanding:

     Basic and diluted                             14,194,516          5,294,516
                                                 ============       ============

                       See notes to financial statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (Dollars in thousands, except share data)

                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                     2004               2003
                                                 ------------       ------------

Expense:

     Corporate office expenses                              7                  4
     Interest expense                                       -                  1
                                                 ------------       ------------
     Total expense                                          7                  5

Loss from operations                                       (7)                (5)
Income tax expense                                          -                  -
                                                 ------------       ------------

NET LOSS                                         $         (7)      $         (5)
                                                 ============       ============

Basic and diluted loss per share                 $          -       $          -
                                                 ============       ============

Weighted average common shares outstanding:

     Basic and diluted                             14,194,516          5,294,516

                       See notes to financial statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                             (Dollars in thousands)

                                                     Six Months Ended December 31,
                                                           ---------------
                                                           2004       2003
                                                           ----       ----
Cash Flows from Operating Activities:

Net loss                                                   $(10)      $(11)
Adjustments to reconcile net loss to cash provided by
    operating activities:
    Increase in other assets                                 (1)         -
    Decrease in accounts payable and accrued expenses       (23)        (3)
                                                           ----       ----
    Net cash used by operating activities                   (34)       (14)
                                                           ----       ----
Cash Flows from Investing Activities:                         -          -
                                                           ----       ----
Cash Flows from Financing Activities:


    Advance from Affiliate of Stockholder                     -         13
                                                           ----       ----

Net decrease in cash and cash equivalents                   (34)        (1)
Cash and cash equivalents, beginning of period               89         15
Cash and cash equivalents, end of period                   $ 55       $ 14
                                                           ====       ====

Supplemental cash flow disclosures:

    Cash payments of interest                              $  -          -
    Cash payments of income taxes                          $  1       $  4


                       See notes to financial statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   For the six months ended December 31, 2004

                                   (Unaudited)
                             (Dollars in thousands)

                                                Common Stock                Paid-in        Accumulated
                                             Shares        Amount           Capital          Deficit           Total
                                           ----------   -----------     --------------   --------------    -----------
Balance, June 30, 2004                     14,194,516   $       142     $        2,266   $       (2,427)   $       (19)
Net loss                                            -             -                  -              (10)           (10)
                                           ----------   -----------     --------------   --------------    -----------
Balance, December 31, 2004                 14,194,516   $       142     $        2,266   $       (2,437)   $       (29)
                                           ==========   ===========     ==============   ==============    ===========

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

NOTE D - STOCK OPTIONS:

During fiscal 2004, the Company had outstanding options to purchase 10,000 and 25,000 shares at exercise prices of $.22 and $.10 per share, respectively. All such options were cancelled at June 30, 2004. No options were granted during fiscal 2004 or fiscal 2005. The Company has no outstanding options at December 31, 2004. The Company's stock option plan has terminated as to the grant of future options.

NOTE E - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consisted of the following at December 31 and June 30, 2004:

                                               December 31,      June 30,
                                                 2004               2004
                                            --------------     -------------

           Administrative expenses          $        1,000     $      18,000
           Professional fees                        80,000            88,000
           State and local taxes                     4,000             2,000
                                            --------------     -------------

           Total                            $       85,000     $     108,000
                                            ==============     =============


Item 2.       Management's Discussion and Analysis or Plan of Operation

General

For several years, including the quarters ended December 31, 2004 and 2003, the Company has engaged in no operating activities, while seeking potential opportunities for an acquisition, sale, merger, including a reverse merger, or other business or financial transaction.

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

Results of Operations

Quarter and Six Months Ended December 31, 2004
Compared to the Quarter and Six Months Ended December 31, 2003

The Company had no revenues in either of the quarters ended December 31, 2004 or 2003.

Expenses in the six months ended December 31, 2004, which consisted of general corporate office expenses of $10,000 were primarily for rent, accounting and stockholder expenses, and was $2,000 more than in the six months ended December 31, 2003. Corporate office expenses in the 2003 period consisted principally of corporate, administrative, reporting and stockholder expenses. Corporate office expenses totaled $7,000 for the three months ended December 31, 2004 compared to $4,000 for the three months ended December 31, 2003. The increase of $3,000 relates to an increase in stockholder expenses incurred during the 2004 period.

There was no interest expense in the three and six months ended December 31, 2004 as all loans outstanding in the similar period a year ago were converted to equity.

Liquidity and Capital Resources

The Company had cash on hand at December 31, 2004 of $55,000 compared to $14,000 at December 31, 2003 and $89,000 at June 30, 2004. The increase since December 31, 2003 was due to the transactions consummated on June 30, 2004 described in "Recent Developments," below. The reduction since June 30, 2004 was due primarily to the funding of the Company's net loss of $10,000 during the six months ended December 31, 2004 and payments made to reduce accounts payable and accrued expenses by $23,000 which arose primarily in connection with the consummation of the transaction described in "Recent Developments," below.

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

                           PART II. OTHER INFORMATION

Item 6.       Exhibits

         Exhibit
         Number            Description
         ------            -----------

          31 Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Quarterly Report on Form 10-QSB for period ended December 31, 2004.

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

                                       GVC VENTURE CORP.



Date:    February 4, 2005              By:  /s/ Bernard Zimmerman
                                            ------------------------------------
                                              Bernard Zimmerman, President
                                              (Principal Executive Officer) and
                                              Treasurer (Principal Financial and
                                              Accounting Officer)

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