Form 10QSB
period 2005-03-31
GVC VENTURE CORP
filed 2005-05-12
CIK 814286

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended March 31, 2005

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: As of May 10, 2005, there were 14,194,516 shares of Common Stock, $.01 par value per share outstanding.

Transitional Small Business Disclosure Format:  Yes            No   X
                                                     ---           ---

ITEM 1.       FINANCIAL STATEMENTS

                       GVC VENTURE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

ASSETS                                                        MARCH 31,  JUNE 30,
                                                                2005       2004
                                                              -------    -------
                                                               (UNAUDITED)
Current assets:

     Cash and cash equivalents                                $    52    $    89
                                                              =======    =======

         Total current assets                                      52         89

     Other assets                                                   1          -
                                                              -------    -------
TOTAL ASSETS                                                  $    53    $    89
                                                              =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable and other accrued expenses              $    90    $   108
                                                              -------    -------
         Total current liabilities                                 90        108
Commitments and contingencies                                       -          -
                                                              -------    -------
TOTAL LIABILITIES                                                  90        108

Stockholders' equity:

     Common stock, $.01 par value, authorized
       50,000,000 shares, issued and outstanding 14,194,516
       shares                                                     142        142
     Preferred stock, $.01 par value, authorized
       1,000,000 shares, none issued or outstanding                 -          -
     Additional paid-in capital                                 2,266      2,266
     Accumulated deficit                                       (2,445)    (2,427)
                                                              -------    -------
         Total stockholders' equity                               (37)       (19)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $    53    $    89
                                                              =======    =======

                       See notes to financial statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           NINE MONTHS ENDED MARCH 31,
                                                                              2005            2004
                                                                          ------------    ------------
Expense:

     Corporate office expenses                                                      18              33
     Interest expense                                                                -               5
                                                                          ------------    ------------
     Total expense                                                                  18              38
                                                                          ------------    ------------
Loss from operations                                                               (18)            (38)
Income tax expense                                                                   -               -
                                                                          ------------    ------------

NET LOSS                                                                  $        (18)   $        (38)
                                                                          ============    ============

Basic and diluted loss per share                                          $         -     $         -
                                                                          ===========     ===========

Weighted average common shares outstanding:

     Basic and diluted                                                      14,194,516       5,294,516

                        See notes to financial statements

                       GVC VENTURE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                              THREE MONTHS ENDED MARCH 31,

                                                  2005            2004
                                              ------------    ------------

Expense:

     Corporate office expenses                           8              25
     Interest expense                                    -               2
                                              ------------    ------------
     Total expense                                       8              27
                                              ------------    ------------
Loss from operations                                    (8)            (27)
Income tax expense                                       -               -
                                              ------------    ------------

NET LOSS                                      $         (8)   $        (27)
                                              ============    ============


Basic and diluted loss per share              $               $          -
                                              ============    ============
Weighted average common shares outstanding:

     Basic and diluted                          14,194,516       5,294,516

                       See notes to financial statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                NINE MONTHS ENDED
                                                                                     MARCH 31,
                                                                                 ---------------
                                                                                 2005       2004
                                                                                 ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                         $(18)      $(38)
Adjustments to reconcile net loss to cash provided by operating activities:
    Increase in other assets                                                       (1)         -
    Decrease or increase in accounts payable and accrued                          (18)        14
      expenses                                                                   ----       ----
    Net cash used by operating activities                                         (37)       (24)
                                                                                 ----       ----
CASH FLOWS FROM INVESTING ACTIVITIES:                                               -          -
                                                                                 ----       ----
CASH FLOWS FROM FINANCING ACTIVITIES:


    Advance from Affiliate of Stockholder                                           -         13
                                                                                 ----       ----
Net decrease in cash and cash equivalents                                         (37)       (11)
Cash and cash equivalents, beginning of period                                     89         15
                                                                                 ----       ----
Cash and cash equivalents, end of period                                         $ 52       $  4
                                                                                 ====       ====

Supplemental cash flow disclosures:

    Cash payments of interest                                                   $   -       $  -
    Cash payments of income taxes                                                $  1       $  4

                       See notes to financial statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                    FOR THE NINE MONTHS ENDED MARCH 31, 2005

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                 Common Stock               Paid-in       Accumulated
                                             Shares        Amount           Capital         Deficit           Total
                                           ----------   -----------     --------------   --------------    -----------
Balance, June 30, 2004                     14,194,516   $       142     $        2,266   $       (2,427)   $       (19)
Net loss                                            -             -                  -              (18)           (18)
                                           ----------   -----------     --------------   --------------    -----------
Balance, March 31, 2005                    14,194,516   $       142     $        2,266   $       (2,445)   $       (37)
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

On June 30, 2004, the Company sold 6,300,000 shares of its common stock to a then unaffiliated third party, 1,300,000 shares to its then President, Chief Executive Officer and a director and 1,300,000 shares to an affiliate of a principal stockholder for $63,000, $13,000 and the conversion of a $13,000 obligation owed by the Company, respectively. The then unaffiliated third party sold 1,300,000 and 300,000 of the shares purchased by it to the affiliate of the principal stockholder and to a proposed director of the Company for the same price per share paid by it for the shares.

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

NOTE D - STOCK OPTIONS:

During fiscal 2004, the Company had outstanding options to purchase 10,000 and 25,000 shares at exercise prices of $.22 and $.10 per share, respectively. All such options were cancelled at June 30, 2004. No options were granted during fiscal 2004 or fiscal 2005. The Company has no outstanding options at March 31, 2005. The Company's stock option plan has terminated as to the grant of future options.

NOTE E - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consisted of the following at March 31, 2005 and June 30, 2004:


                                        March 31,      June 30,
                                            2005          2004
                                        --------      --------

         Administrative expenses        $  1,000      $ 18,000
         Professional fees                84,000        88,000
         State and Franchise taxes         5,000         2,000
                                        --------      --------

         Total                          $ 90,000      $108,000
                                        ========      ========


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

For several years, including the quarters ended March 31, 2005 and 2004, the Company has engaged in no operating activities, while seeking potential opportunities for an acquisition, sale, merger, including a reverse merger, or other business or financial transaction.

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

RESULTS OF OPERATIONS

Quarter and Nine Months Ended March 31, 2005

Compared to the Quarter and Nine Months Ended March 31, 2004

The Company had no revenues in either of the quarters ended March 31, 2005 or 2004.

Expenses in the nine months ended March 31, 2005, which consisted of general corporate office expenses of $18,000, were primarily for rent, accounting, franchise taxes and stockholder expenses, and were $20,000 less than in the nine months ended March 31, 2004. The decrease of $20,000 relates to a decrease in professional fees and stockholder expenses incurred during the 2005 period. Corporate office expenses in the 2004 period consisted principally of corporate, administrative, legal, accounting and stockholder expenses. Corporate office expenses totaled $8,000 for the three months ended March 31, 2005 compared to $25,000 for the three months ended March 31, 2004. The decrease of $17,000 relates to a decrease in professional fees and stockholder expenses incurred during the 2005 period.

There was no interest expense in the three and nine months ended March 31, 2005 as all loans outstanding in the similar period a year ago were converted to equity.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash on hand at March 31, 2005 of $52,000 compared to $4,000 at March 31, 2004 and $89,000 at June 30, 2004. The increase since March 31, 2004 was due to the transactions consummated on June 30, 2004 described in "Recent Developments," below. The reduction since June 30, 2004 was due primarily to the funding of the Company's net loss of $18,000 during the nine months ended March 31, 2005 and payments made to reduce accounts payable and accrued expenses by $18,000 which arose primarily in connection with the consummation of the transaction described in "Significant Developments," below.

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

SIGNIFICANT DEVELOPMENTS SINCE YEAR END

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

                                    GVC VENTURE CORP.



Date:    May 11, 2005               By:  /s/ Bernard Zimmerman
                                         ---------------------------------------
                                           Bernard Zimmerman, President
                                           (Principal Executive Officer) and
                                           Treasurer (Principal Financial and
                                           Accounting Officer)

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