Form 10KSB
period 2005-06-30
GVC VENTURE CORP
filed 2005-09-28
CIK 814286

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                   FORM 10-KSB

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended June 30, 2005

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 000-15862

                                GVC VENTURE CORP.
              (Exact name of small business issuer in its charter)

                   DELAWARE                            13-3018466
        (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)              Identification No.)

THE CHRYSLER BUILDING, 405 LEXINGTON AVENUE, SUITE 2600, NEW YORK, NEW YORK           10174
----------------------------------------------------------------------------         --------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if the disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its fiscal year ended June 30, 2005:   None.

As of September 2, 2005, the aggregate market value of the issuer's common stock held by non-affiliates of the issuer was approximately $221,760 based on the bid price (the only available price on that date) of the issuer's common stock, as reported by Bloomberg LP Investor Services. Excludes all shares as to which any party to the Stockholders Agreement referred to in Item on page 3 may be deemed to share voting power.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

The number of shares outstanding of the issuer's common stock as of September 1, 2005 was 14,194,516.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format: Yes [_] No [X]

                                GVC VENTURE CORP.

                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                                                                                        PAGE

FORWARD LOOKING STATEMENTS.................................................................................3

RECENT DEVELOPMENTS........................................................................................3

                                     PART I

ITEM 1.         Description of Business....................................................................5
ITEM 2.         Description of Property....................................................................7
ITEM 3.         Legal Proceedings..........................................................................8
ITEM 4.         Submission of Matters to a Vote of Security Holders........................................8

                                     PART II

ITEM 5.         Market for Common Equity, Related Stockholder Matters and Small
                Business Issuer Purchases of Equity Securities.............................................9
ITEM 6.         Management's Discussion and Analysis or Plan of Operation.................................10
ITEM 7.         Financial Statements......................................................................13
ITEM 8.         Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure......................................................................27
ITEM 8A.        Controls and Procedures...................................................................28
ITEM 8B.        Other Information.........................................................................28

                                    PART III

ITEM 9.         Directors and Executive Officers of the Registrant........................................29
ITEM 10.        Executive Compensation....................................................................31
ITEM 11.        Security Ownership of Certain Beneficial Owners and Management and
                Related Stockholder Matters...............................................................31
ITEM 12.        Certain Relationships and Related Transactions............................................34
ITEM 13.        Exhibits..................................................................................35
ITEM 14.        Principal Accountant Fees and Services....................................................36

SIGNATURES .............................................................................................. 37
EXHIBITS   ...............................................................................................38

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

These risks and uncertainties, should the transaction described in this report under the caption "Recent Developments," below, not be consummated, many of which are not within our control, include, but are not limited to:

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

                               RECENT DEVELOPMENTS

On June 27, 2005, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, GVC Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company ("MergerCo"), and Cougar Biotechnology, Inc., a Delaware corporation ("Cougar"), pursuant to which MergerCo is to merge with and into Cougar, with Cougar remaining as the surviving corporation and becoming a wholly owned subsidiary of the Company (the "Merger"). The following summary of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement filed as Exhibit
2.1 to this Report through incorporation by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated (date of earliest event reported):
June 27, 2005.

Cougar is a development stage biopharmaceutical company based in Los Angeles, California that in-licenses and develops novel therapeutics for the treatment of cancer. Cougar's strategy is to license technologies that have previously been tested in clinical trials, enabling Cougar to obtain an initial indication of the drug's safety and biological activity in humans before committing capital to the drug's development. Cougar does not conduct any drug discovery activities and limits its involvement with preclinical research activity. Cougar currently owns the rights to three clinical stage oncology drug candidates, including its lead product candidate CB7630 (abiraterone acetate), which is being developed to treat prostate cancer.

Pursuant to the Merger Agreement, the Company is to issue to the stockholders of Cougar a number of shares of the Company's capital stock under a formula contained in the Merger Agreement that is expected to result, upon completion of the Merger, in Cougar's stockholders owning between approximately 96% and 98% of the Company's issued and outstanding common stock on a fully-diluted basis (assuming the exercise or conversion of all options, warrants and other rights to acquire common stock), the exact percentage to be determined based upon the number of issued and outstanding shares of capital stock (on a fully-diluted basis) of Cougar immediately prior to the Effective Time of the Merger. At the Effective Time of the Merger (the "Effective Time"), each issued and outstanding share of Cougar preferred stock and common stock will convert into and be exchangeable for a fraction of a fully paid and non-assessable share of the Company's to be newly-designated Series A Preferred Stock, par value $.01 per share (the "Series A Preferred Shares"), and Series B Preferred Stock, par value $.01 per share (the "Series B Preferred Shares"), respectively, under a formula contained in the Merger Agreement. The Series A Preferred Shares and Series B Preferred Shares will collectively possess, upon issuance, between approximately 96% and 98% of the voting power in all matters submitted to stockholders. The Series A Preferred Shares are not convertible into shares of the Company's common stock until the Company's authorized shares have been increased, as discussed below. The Series B Preferred Shares will automatically convert into common stock of the Company upon such increase to the Company's authorized shares.

The consummation of the Merger is subject to certain conditions set forth in the Merger Agreement including, among other things, the continued accuracy of each party's representations and warranties contained in the Merger Agreement, compliance with each party's covenants and the approval of Cougar's stockholders. Either party has the right to terminate the Merger Agreement since closing did not occur by July 31, 2005, except that Cougar has the right to extend the Merger Agreement for up to a maximum of five months by paying the Company $5,000 for each month such termination date is extended. Cougar has exercised its extension rights for the months of August and September 2005.

All outstanding warrants, options and other rights to purchase or acquire shares of Cougar common stock outstanding immediately prior to the Effective Time of the Merger will convert to the right to purchase the same number of shares of Series B Preferred Shares on the same basis of conversion as will pertain to Cougar common stock; provided that the exercise price per share of Series B Preferred Shares under each such converted warrant or right will be equal to the quotient obtained by dividing the exercise price per share of Cougar common stock under each outstanding Cougar warrant or right by the applicable Exchange Ratio.

Following the Merger, the Company intends to promptly seek stockholder approval to amend its Certificate of Incorporation to (a) increase the number of authorized shares of the Company's common stock so as to enable the conversion of the Preferred Shares to the Company's common stock in accordance with the terms of the Merger Agreement and (b) effectuate a significant reverse split of the Company's common stock, the exact number to be determined by new directors of the Company.

The Merger Agreement also provides that, at the effective time of the Merger, the Board of Directors of the Company will take the following action, to be effective upon completion of the Merger: (i) increase the size of the Board of Directors of the Company to eight (8) persons; (ii) elect to the Board of Directors five designees of Cougar immediately following which Bernard Zimmerman, Gordon Banks, and Conrad J. Gunther, Jr., the present directors of the Company, will resign from the Board of Directors so that the five designees of Cougar will constitute the entire Board of the Company; and (iii) the existing officers of Cougar will be elected as the Company's officers and the officers of the Company immediately prior to the effective time of the Merger will resign their respective offices.

The following internal unaudited financial information has been supplied to the Company by Cougar. Cougar commenced operations on May 14, 2003.

For the period from May 14, 2003 through June 30, 2005:

         Revenues                                             None
         Operating Expenses                                   $ 5,861,303
         Interest Income                                           34,453
         Net Loss                                             $(5,826,850)

As at June 30, 2005:

         Total Assets (including cash of $220,458)            $   371,315
         Total Liabilities.                                   $ 1,037,531
         Total Stockholder Equity (Deficit)                   $  (666,216)

The above information is a summary only and is subject to audit and full footnote disclosure.

There can be no assurance that the above transaction will be completed.

The following discussion and information relates to the Company as it currently exists and does not give effect to the consummation of the Merger discussed above.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

GVC Venture Corp (the "Company") was incorporated under the laws of the State of Delaware on June 12, 1987. Its principal executive officers are located in the Chrysler Building, 405 Lexington Avenue, Suite 2600, New York, New York 10174 and its telephone number is 212-907-6610.

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

STRATEGY

The Company currently engages in no operating activities. The Company plans to continue as a public entity and has been actively seeking merger, acquisition and business combination opportunities with operating businesses and other appropriate financial transactions, including a transaction with a privately-held company seeking to operate as a publicly-held company. The Company believes it has sufficient working capital to continue its efforts for more than one year if the Merger is not consummated. See "Recent Developments," above. There can be no assurance that a transaction will be successfully completed.

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

Any such transaction would utilize a legal structure or method deemed by management to be suitable. Therefore, in implementing a structure and a particular transaction, the Company may become a party to a merger, "reverse merger," consolidation, reorganization, tender offer, joint venture, license, purchase or sale of assets, purchase or sale of stock, or other arrangement. Additionally, the Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of GVC with business organizations and there is no assurance that the Company would be the surviving entity. Any business combination may result in a change in control of the Company and substantial dilution to the existing stockholders' interest in the Company. As part of such a transaction, GVC's existing directors may resign and new directors may be appointed. The Company's operations following its consummation of a transaction will be dependent on the nature of the transaction. It is impossible to predict the nature of a transaction in which the Company may participate. There may also be risks inherent in the transaction, the nature and magnitude of which cannot be predicted.

The Company expects to continue to incur losses each quarter at least until an appropriate transaction is effectuated. See "Recent Developments" preceding Item 1 of this Report with regard to the proposed Merger of a newly formed subsidiary of the Company with and into Cougar. There can be no assurance that this or any other transaction will be completed.

COMPETITION

GVC is in direct competition with many entities in its efforts to locate a suitable business combination or other financial transaction. Competitors include companies similar to the Company with a publicly-held stockholder base but with little or no business activities. Included in the competition for active companies are business development companies, venture capital firms, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, merchant bankers, management consultant firms and private individual investors. Many of these entities possess greater financial resources than GVC. Many of these competing entities also possess significantly greater experience and business contacts than GVC's management.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company leases office space at The Chrysler Building, 405 Lexington Avenue, 26th Floor, New York, NY 10174 from an unaffiliated party at a monthly rental of $350.00 under a three (3) month lease expiring on December 31, 2005.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not aware of any legal proceeding that is pending against the Company or to which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

PRICE RANGE OF COMMON STOCK

The Company's common stock is traded over-the-counter and quoted under the symbol GPAX.OB through the "OTC Bulletin Board System." The following are the high and low bid prices for the Company's common stock for the periods reflected below, as reported by Bloomberg LP Investor Services:

       Fiscal Year Ending June 30, 2006                 Low           High
       --------------------------------                 ---           ----
       First Quarter through September 2, 2005        $.09              $.11
       Fiscal Year Ended June 30, 2005                  Low           High
       -------------------------------                  ---           ----
       First Quarter                                  $.00013           $.04
       Second Quarter                                 $.00013           $.20
       Third Quarter                                  $.06              $.22
       Fourth Quarter                                 $.08              $.14

       Fiscal Year Ended June 30, 2004                  Low           High
       -------------------------------                  ---           ----
       First Quarter                                  $.00013           $.00013
       Second Quarter                                 $.00013           $.00013
       Third Quarter                                  $.00013           $.00013
       Fourth Quarter                                 $.00013           $.00013

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

On September 2, 2005, the bid price of the Company's Common Stock was $.11 per share.

HOLDERS

The approximate number of stockholders of record of the Company's Common Stock on September 2, 2005 was approximately 3,300. The Company estimates that, in addition, there are approximately 2,500 stockholders with shares held in "street name."

DIVIDENDS

The Company has never paid any cash dividend, and it is anticipated that none will be paid in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

At June 30, 2005, the Company had no compensation plans or individual compensation arrangements, whether or not approved by the Company's security holders, under which any equity securities or options, warrants or rights to acquire equity securities are outstanding or authorized for issuance.

RECENT SALES OF UNREGISTERED SECURITIES

The Company issued no shares of its capital stock during the year ended June 30, 2005.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION.

PLAN OF OPERATION

The Company currently engages in no operating activities and has been actively seeking merger, acquisition and business combination opportunities with operating businesses and other appropriate financial transactions, including a transaction with a privately held company seeking to operate as a publicly-held company. On June 27, 2005, the Company entered into an Agreement with a development stage biopharmaceutical company that in-licenses and develops novel therapeutics for the treatment of cancer, presently principally prostate cancer. (See "Recent Developments" preceding Item 1 of this Report. The transaction contemplates the Company remaining as a publicly-held company. However, there can be no assurance that this transaction will be successfully completed. If the contemplated Merger is not consummated, the Company plans to continue to seek alternate transactions. The Company believes it has sufficient working capital to continue its efforts for more than one year. The Company has not, to date, set any specific criteria or models for any alternate transaction.

Unless and until a transaction is effectuated, the Company does not expect to have operations. Accordingly, during such period, the Company does not expect to achieve sufficient income to offset its operating expenses, resulting in operating losses that are expected to require the Company to use, and thereby reduce, its cash balance.

RESULTS OF OPERATIONS

During the fiscal years ended June 30, 2004 and 2005, the Company engaged in no operating activities, while seeking potential opportunities for an acquisition, sale, merger or other business transaction.

Fiscal 2005 compared to Fiscal 2004

The Company had no revenues in either fiscal 2005 or 2004.

Expenses in fiscal 2005 were $25,000, a $32,000 decrease from fiscal 2004. Corporate office and administrative expenses decreased by $26,000 due principally to lower legal expense and stockholder expenses (the Company held a special meeting of stockholders in fiscal 2004, but no stockholder meeting in fiscal 2005) and lower general expenses in fiscal 2005. Corporate office, general and administrative expenses were primarily for rent, accounting services, franchise taxes and stockholder expenses. Interest expense decreased by $6,000 as all outstanding loans were converted to equity at the end of fiscal 2004.

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

In connection therewith, Russell Banks and Palisade Investors LLC ("Palisade"), principal stockholders of the Company, agreed to the cancellation and capitalization of the principal (an aggregate of $100,000) and accrued interest on the Company's obligations to them and the Company's law firm agreed to defer the Company's obligations owed it for legal services rendered prior to January 1, 2004 and in connection with the foregoing transactions (an aggregate of approximately $75,000) on a non-interest basis until the earlier of December 31, 2010, the liquidation of the Company or the Company's merger with, or sale of substantially all of its assets to, or another change in control transaction with, another entity that is approved by the Company's Board of Directors (other than as a result of the Stock Purchase Agreement), following which transaction or series of transactions the current stockholders of the Company immediately preceding the effectiveness of the first of such transactions do not own more than 50% of the outstanding voting power of the resulting entity immediately following the effectiveness of the last of such transactions.

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

At June 30, 2005, the Company had cash of approximately $44,000. The lower amount on hand at June 30, 2005 than at June 30, 2004 was primarily due to the loss sustained of $26,000 in the fiscal year ended June 30, 2005 and the payment of various accounts payable and accrued expenses of $18,000 that was due at June 30, 2004. Immediately prior to the transactions consummated in connection with the Stock Purchase Agreement, the Company did not have sufficient cash to pay all of its liabilities.

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

See Note 1 of Notes to Consolidated Financial Statements contained in Item 7 of this Report.

ITEM 7.  FINANCIAL STATEMENTS.

Item 7.  Financial Statements and Supplementary Data

The following consolidated financial statements of the Company are contained in this Report on the pages indicated:

                                                                                       Page
   Report of Independent Registered Public Accounting Firm .............................14

   Consolidated Financial Statements:
       Consolidated Balance Sheets - June 30, 2005 and 2004.............................15

       Consolidated Statements of Operations -
           years ended June 30, 2005 and 2004...........................................16

       Consolidated Statements of Changes in Stockholders' Equity
           (Deficit) years ended June 30, 2005 and 2004.................................17

       Consolidated Statements of Cash Flows -
            years ended June 30, 2005 and 2004..........................................18

       Notes to Consolidated Financial Statements.......................................19


             Report of Independent Registered Public Accounting Firm

To the Board of Directors and
   Stockholders of
GVC Venture Corp. and Subsidiaries
New York, New York

We have audited the consolidated balance sheets of GVC Venture Corp. and subsidiaries (the Company) as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GVC Venture Corp. and subsidiaries as of June 30, 2005 and 2004 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, and may require additional capital during fiscal 2006 to fund continuing operations. These items raise substantial doubt about the Company's ability to continue as a going concern through June 30, 2006. Management's plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mahoney Sabol & Company, LLP

Glastonbury, Connecticut
August 30, 2005

                       GVC VENTURE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              June 30,     June 30,
                                                                2005        2004
                                                              -------     -------
ASSETS
Current assets:
     Cash and cash equivalents                                $    44     $    89
                                                              -------     -------

         Total current assets                                      44          89
                                                              -------     -------
     Other assets                                                   1           -
                                                              -------     -------
TOTAL ASSETS                                                  $    45     $    89

LIABILITIES AND STOCKHOLDERS'
EQUITY

Current liabilities:
     Accounts payable and other accrued expenses              $    90     $   108
                                                              -------     -------
         Total current liabilities                                 90         108

Commitments and contingencies                                       -           -
                                                              -------     -------
TOTAL LIABILITIES                                                  90         108
                                                              -------     -------
Stockholders' equity:
     Common stock, $.01 par value,  authorized 50,000,000         142         142
       shares, issued and outstanding 14,194,516 shares
     Preferred stock, $.01 par value, authorized 1,000,000          -           -
       shares, none issued or outstanding
     Additional paid-in capital                                 2,266       2,266
     Accumulated deficit                                       (2,453)     (2,427)
                                                              -------     -------
         Total stockholders' deficit                              (45)        (19)
                                                              -------     -------
TOTAL LIABILITIES AND                                         $    45     $    89
STOCKHOLDERS' EQUITY                                          =======     =======

                 See Notes to Consolidated Financial Statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       YEARS ENDED JUNE 30,
                                                  -----------------------------
                                                       2005            2004
                                                  ------------     ------------

Expense:
  Corporate office and administrative expenses    $         25     $         51
  Interest expense                                           -                6
                                                  ------------     ------------
Total expense                                               25               57
Loss from operations                                       (25)             (57)
Income tax expense                                           1                2
                                                  ------------     ------------
NET LOSS                                          $        (26)    $        (59)
                                                  ============     =============
Basic and diluted loss per share                  $          -     $      (0.01)
                                                  ============     =============
Weighted average common shares outstanding:
   Basic and diluted                                14,194,516        5,318,900


                 See Notes to Consolidated Financial Statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                Common Stock            Paid-in     Accumulated
                                                            Shares         Amount       Capital        Deficit        Total
                                                          ----------    -----------   -----------  --------------    --------
Balance, June 30, 2003                                     5,294,516    $       529   $     1,688  $       (2,368)  $    (151)

Change in par value from $.10 to $.01 per share                    -           (476)          476

Shares issued for cash                                     7,600,000             76             -               -          76

Shares issued from loan conversions                        1,300,000             13           126               -         139

Cost of capital transactions                                       -              -           (24)              -         (24)

Net loss                                                           -              -             -             (59)        (59)
                                                          ----------    -----------   -----------  --------------    --------

Balance, June 30, 2004                                    14,194,516            142         2,266          (2,427)        (19)
                                                          ----------    -----------   -----------  --------------    --------
Net loss                                                           -              -            -              (26)        (26)

Balance, June 30, 2005                                    14,194,516    $       142   $     2,266  $       (2,453)   $    (45)
                                                          ==========    ===========   ===========  ==============    ========


                 See Notes to Consolidated Financial Statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                       YEARS ENDED JUNE 30,
                                                                        -----     -----
                                                                         2005      2004
                                                                        -----     -----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                           $ (26)    $ (59)
     Adjustments to reconcile net loss to cash provided by operating activities:
         Increase/decrease in operating assets and liabilities:
           Accounts payable and accrued expenses                          (18)       42
           Increase in other assets                                        (1)
                                                                        -----     -----
           Net cash used in operating activities                          (45)      (17)
                                                                        -----     -----
CASH FLOWS FROM INVESTING ACTIVITIES:                                       -         -
                                                                        -----     -----

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock                                     -        76
     Proceeds from issuance of long-term debt                               -        13
     Other                                                                  -         2
                                                                        -----     -----
     Net cash provided by financing activities                              -        91
                                                                        -----     -----

Net increase/decrease in cash and cash equivalents                        (45)       74
Cash and cash equivalents, beginning of year                               89        15
                                                                        -----     -----
Cash and cash equivalents, end of year                                  $  44     $  89
                                                                        =====     =====

Supplemental cash flow disclosures:
     Cash payments of interest                                          $         $   -
     Cash payments of income taxes                                      $   1     $   5
     Surrender of debt and conversion to equity                         $   -     $ 113


                 See Notes to Consolidated Financial Statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2005 AND 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

The accompanying consolidated financial statements of GVC Venture Corp. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of the company and its subsidiaries. All significant inter-company transactions and accounts have been eliminated.

Nature of Operations:

The Company currently engages in no operating activities other than seeking potential opportunities for an acquisition, sale, reverse merger or other business combination. The Company currently engages in no operating activities. The Company has been actively seeking merger, acquisition and business combination opportunities with operating businesses and other appropriate financial transactions, including a transaction with a privately held company seeking to operate as a publicly-held company. On June 27, 2005, the Company entered into an Agreement with a development stage biopharmaceutical company that in-licenses and develops novel therapeutics for the treatment of cancer, presently principally prostate cancer (see Note 5). The transaction contemplates the Company remaining as a publicly-held company.

Going Concern:

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses of $26,000 and $59,000 for the years ended June 30, 2005 and 2004, respectively. These losses have significantly weakened the Company's financial condition and its ability to meet current operating expenses. In addition, the Company's current liabilities exceed its current assets by $46,000. The appropriateness of using the going concern basis is dependent upon, among other things, the Company's ability to raise additional capital to fund operating losses and consummate an acquisition, sale, reverse merger or other business combination. The uncertainty of obtaining these goals raises doubt about the Company's ability to continue as a going concern through June 30, 2006. The financial statements do not include any adjustments to the carrying value of the assets and liabilities that might be necessary as a consequence of these uncertainties.

Cash and Cash Equivalents:

Highly liquid instruments purchased with original maturities of three months or less are considered to be cash equivalents.

The Company maintains cash balances at one financial institution. The Federal Deposit Insurance Corporation (FDIC) insures the account up to $100,000. At various times throughout

                       GVC VENTURE CORP. AND SUBSIDIARIES
                       ----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                       YEARS ENDED JUNE 30, 2005 AND 2004
                       ----------------------------------

the year, cash balances may exceed FDIC limits. At June 30, 2005 and 2004, all of the Company's cash balances were FDIC insured.

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

Basic and diluted income (loss) per common share was calculated using the following number of shares:

                                            2005                    2004
                                            ----                    ----

       Average shares outstanding         14,194,516               5,318,900
                                          ==========               =========

       Basic and diluted shares           14,194,516               5,318,900
                                          ==========               =========

                       GVC VENTURE CORP. AND SUBSIDIARIES
                       ----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                       YEARS ENDED JUNE 30, 2005 AND 2004
                       ----------------------------------


Stock Options:

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for an employee stock option or similar equity instrument. SFAS No. 123 gives entities a choice of recognizing related compensation expense by adopting the fair value method or measuring compensation using the intrinsic value approach under Accounting Principles Board (APB) opinion No. 25. If the intrinsic value approach for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effects of using the fair value measurement criteria. The Company intends to continue using the measurement prescribed by APB Opinion No. 25, whereby the Company does not recognize compensation costs at the grant date. Accordingly, this pronouncement has not affected the Company's financial position or results of operations. The Company did not grant any options in fiscal 2005 and did not have any outstanding stock options at June 30, 2005 or fiscal 2004 (see Note 3).

New Pronouncements:

In July 2002, the Public Company Accounting Reform and Investor Protection Act of 2002 (the Sarbanes-Oxley Act) was enacted. Section 404 stipulates that public companies must take responsibility for maintaining an effective system of internal control. The Act requires public companies to report on the effectiveness of their control over financial reporting and obtain an attest report from their independent registered public accountant about management's report. The Company is not required to comply with section 404 of the Act until the fiscal year ending June 30, 2007.

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4". This statement clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material (spoilage). This statement requires that these types of costs be recognized as current period charges. SFAS No. 151 is effective prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for such costs incurred during fiscal years beginning after November 24, 2004. Management does not expect the adoption SFAS No. 151 to have a significant impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29". SFAS No. 153 amends Accounting Principles Board ("APB") Opinion 29 concerning the accounting for exchanges of similar productive assets. Such transactions should be accounted for at fair value, the basic principle for nonmonetary transaction, unless the exchange lacks commercial substance. The effective date for SFAS No. 153 is for nonmonetary asset exchanges taking place in fiscal years beginning after December 16, 2004. The Company will adopt SFAS No. 153 in fiscal year 2006 and does not expect it to have a significant impact on the Company's consolidated financial statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES
                       ----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                       YEARS ENDED JUNE 30, 2005 AND 2004
                       ----------------------------------


In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment." This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS No. 123 (revised 2004) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized as compensation costs in the financial statements. SFAS No.123 (revised 2004) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except those held by an ESOP) or by incurring liabilities in amounts based (even in part) on the price of the entity's shares or other equity instruments, or that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement applies to all new awards granted during fiscal years beginning after June 15, 2005 and to previous awards that are modified or cancelled after such date. The Company has not fully evaluated the effect of SFAS No. 123 (revised 2004) on the financial statements and has not determined the method of adoption we will use to implement SFAS No. 123 (revised 2004).

NOTE 2 - FINANCIAL INSTRUMENTS:

Concentrations of Credit Risk:

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

NOTE 3 - STOCK OPTIONS:

During fiscal 2004, the Company had outstanding options to purchase 10,000 and 25,000 shares at exercise prices of $.22 and $.10 per share, respectively. All such options were cancelled at June 30, 2004. No options were granted during fiscal 2005 or fiscal 2004.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consisted of the following at June 30, 2005 and 2004:

                                                   2005                2004
                                              -----------         -----------
       Administrative expenses               $      5,000        $     18,000
       Professional fees                           83,000              88,000
       State Franchise Taxes                        2,000               2,000
                                              -----------         -----------
       Total                                 $     90,000        $    108,000
                                             ============        ============

                       GVC VENTURE CORP. AND SUBSIDIARIES
                       ----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                       YEARS ENDED JUNE 30, 2005 AND 2004
                       ----------------------------------


NOTE 5 - COMMITMENTS AND CONTINGENCIES:

On July 1, 2005, the Company renewed, for three months, a lease entered into on July 1, 2004, for office space in New York City for approximately $350 per month. Rent expense totaled approximately $3,000 and $0 for the years ended June 30, 2005 and 2004.

On June 27, 2005, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, GVC Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company ("MergerCo"), and Cougar Biotechnology, Inc., a Delaware corporation ("Cougar"), pursuant to which MergerCo is to merge with and into Cougar, with Cougar remaining as the surviving corporation and becoming a wholly owned subsidiary of the Company (the "Merger"). The following summary of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement.

Cougar is a development stage biopharmaceutical company based in Los Angeles, California that in-licenses and develops novel therapeutics for the treatment of cancer. Cougar's strategy is to license technologies that have previously been tested in clinical trials, enabling Cougar to obtain an initial indication of the drug's safety and biological activity in humans before committing capital to the drug's development. Cougar does not conduct any drug discovery activities and limits its involvement with preclinical research activity. Cougar currently owns the rights to three clinical stage oncology drug candidates, including its lead product candidate CB7630 (abiraterone acetate), which is being developed to treat prostate cancer.

Pursuant to the Merger Agreement, the Company is to issue to the stockholders of Cougar a number of shares of the Company's capital stock under a formula contained in the Merger Agreement that is expected to result, upon completion of the Merger, in Cougar's stockholders owning between approximately 96% and 98% of the Company's issued and outstanding common stock on a fully-diluted basis (assuming the exercise or conversion of all options, warrants and other rights to acquire common stock), the exact percentage to be determined based upon the number of issued and outstanding shares of capital stock (on a fully-diluted basis) of Cougar immediately prior to the Effective Time of the Merger. At the Effective Time of the Merger (the "Effective Time"), each issued and outstanding share of Cougar preferred stock and common stock will convert into and be exchangeable for a fraction of a fully paid and non-assessable share of the Company's to be newly-designated Series A Preferred Stock, par value $.01 per share (the "Series A Preferred Shares"), and Series B Preferred Stock, par value $.01 per share (the "Series B Preferred Shares"), respectively, under a formula contained in the Merger Agreement. The Series A Preferred Shares and Series B Preferred Shares will collectively possess, upon issuance, between approximately 96% and 98% of the voting power in all matters submitted to stockholders. The Series A Preferred Shares are not convertible into shares of the Company's common stock until the Company's authorized shares have been increased, as discussed below. The Series B Preferred Shares will automatically convert into common stock

                       GVC VENTURE CORP. AND SUBSIDIARIES
                       ----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                       YEARS ENDED JUNE 30, 2005 AND 2004
                       ----------------------------------


of the Company upon such increase to the Company's authorized shares.

The consummation of the Merger is subject to certain conditions set forth in the Merger Agreement including, among other things, the continued accuracy of each party's representations and warranties contained in the Merger Agreement, compliance with each party's covenants and the approval of Cougar's stockholders. Either party has the right to terminate the Merger Agreement since closing did not occur by July 31, 2005, except that Cougar has the right to extend the Merger Agreement for up to a maximum of five months by paying the Company $5,000 for each month such termination date is extended. Cougar has exercised its extension rights for the months of August and September 2005.

All outstanding warrants, options and other rights to purchase or acquire shares of Cougar common stock outstanding immediately prior to the Effective Time of the Merger will convert to the right to purchase the same number of shares of Series B Preferred Shares on the same basis of conversion as will pertain to Cougar common stock; provided that the exercise price per share of Series B Preferred Shares under each such converted warrant or right will be equal to the quotient obtained by dividing the exercise price per share of Cougar common stock under each outstanding Cougar warrant or right by the applicable Exchange Ratio.

Following the Merger, the Company intends to promptly seek stockholder approval to amend its Certificate of Incorporation to (a) increase the number of authorized shares of the Company's common stock so as to enable the conversion of the Preferred Shares to the Company's common stock in accordance with the terms of the Merger Agreement and (b) effectuate a significant reverse split of the Company's common stock, the exact number to be determined by new directors of the Company.

The Merger Agreement also provides that, at the effective time of the Merger, the Board of Directors of the Company will take the following action, to be effective upon completion of the Merger: (i) increase the size of the Board of Directors of the Company to eight (8) persons; (ii) elect to the Board of Directors five designees of Cougar immediately following which Bernard Zimmerman, Gordon Banks, and Conrad J. Gunther, Jr., the present directors of the Company, will resign from the Board of Directors so that the five designees of Cougar will constitute the entire Board of the Company; and (iii) the existing officers of Cougar will be elected as the Company's officers and the officers of the Company immediately prior to the effective time of the Merger will resign their respective offices.

                       GVC VENTURE CORP. AND SUBSIDIARIES
                       ----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                       YEARS ENDED JUNE 30, 2005 AND 2004
                       ----------------------------------


NOTE 6 - INCOME TAXES:

The income tax provision taxes consists of the following for the years ended June 30, 2005 and 2004:


                                                    2005               2004
                                                -----------        -----------
Current:

         Federal                                $      -           $      -
         State                                        1,000              2,000
                                                -----------        -----------
                  Total current                 $     1,000        $     2,000
                                                ===========        ===========
Deferred:

         Federal                                $      -           $      -
         State                                         -                  -
                                                -----------        -----------
                  Total deferred                       -                  -
                                                -----------        -----------

                  Total tax provision           $     1,000        $     2,000
                                                ===========        ===========


At June 30, 2005, there were no deferred tax assets or liabilities recognized for taxable temporary differences.

The Company establishes a valuation allowance in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized. At June 30, 2005 and 2004, the Company has provided a valuation allowance against all of its net deferred tax assets due to the uncertainty of realizing any benefit therefrom in the future.

A reconciliation of the income tax provision computed by applying the federal and state statutory rates to income before taxes to the actual income tax provision for the years ended June 30, 2005 and 2004 is as follows:

                                                   2005                2004
                                                -----------        -----------
Federal provision of statutory rate             $     -             $    -
State provision at statutory rate                     1,000              2,000
                                                -----------        -----------
Valuation allowance and other                         -                  -
                                                -----------        -----------
                  Total                         $     1,000        $     2,000
                                                -----------        -----------

At June 30, 2005, the Company had available net operating loss (NOL) carryforwards of approximately $2,716,000 for federal income tax purposes, which expire from 2006 to 2025. However, because of the ownership change described in
Note 7, the federal NOLs are subject to certain annual limitations. This is because certain substantial ownership changes, as defined in Internal Revenue Code Section 382, limit the utilization of the available NOLs and tax credit carryforwards (the Section 382 Limitation). The Section 382 Limitation is calculated by

                       GVC VENTURE CORP. AND SUBSIDIARIES
                       ----------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                       YEARS ENDED JUNE 30, 2005 AND 2004
                       ----------------------------------


multiplying the fair market value of the loss corporation immediately preceding the change of ownership by the long-term, tax-exempt rate prescribed by the IRS. Because of the change in ownership on June 30, 2004, and based on the Section 382 Limitation calculation, the Company will be allowed to use approximately $6,500 of its federal NOLs per year until they would otherwise expire for federal NOLs generated prior to June 30, 2004.

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

There were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the fiscal year ended June 30, 2005.

ITEM 8B.  OTHER INFORMATION

None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

IDENTIFICATION OF CURRENT DIRECTORS AND EXECUTIVE OFFICERS

BACKGROUND OF DIRECTORS AND OFFICERS

Bernard Zimmerman, 72, became Chairman of the Board, President, Chief Executive Officer, Treasurer and a director of the Company on June 30, 2004. He has been President and Treasurer of Bernard Zimmerman & Company, Inc., a financial and management consulting firm, since 1972. Since July 2003, Mr. Zimmerman has also served as President and Chief Executive Officer and a director of FCCC, Inc., a company engaged in seeking mergers, acquisitions, other business combinations and financial transactions. Mr. Zimmerman also serves as a director and member of the Audit Committee of Sbarro, Inc. Mr. Zimmerman has been a certified public accountant in New York for more than the past thirty-five years.

Gordon Banks, 49, has served as a director of the Company since its inception in 1987. He served as President of the Company from June 1988 to June 2004 and Chief Executive Officer of the Company from September 2003 to June 2004. From its inception in 1987 until June 1988, Mr. Banks served as Vice President of the Company. Since November 1988, Mr. Banks has been co-director of Enviro Stables Ltd., a company engaged in acquiring, breeding, racing and selling horses.

Conrad J. Gunther, Jr., 58, became a director of the Company on June 30, 2004. He has been President of E-Billsolutions, Inc., an independent sales organization that assists merchants in arranging the processing of their credit card transactions, since 2000. From 1994 until 2000, Mr. Gunther served as President of C J Gunther & Associates, a provider of financial and management consulting services, and Managing Director of The Allied Group, an insurance brokerage firm. From 1989 until 1994 Mr. Gunther served as Executive Vice President and Chief Operating Officer of North Fork Bancorporation, a bank holding company. Mr. Gunther is also a director of CVD Equipment Corporation.

Marc J. Hanover, 55, has served as Secretary of the Company since its inception in 1987. He served as Vice President-Finance, Chief Financial Officer and Treasurer of the Company from its inception in 1987 until June 30, 2004. Since November 1988, Mr. Hanover has been co-director of Enviro Stables Ltd., a company engaged in acquiring, breeding, racing and selling horses.

Gordon Banks serves as a Class I director, Conrad J. Gunther, Jr. serves as a Class II director and Bernard Zimmerman serves as a Class III director of the Company. Class I directors were scheduled to serve until the 2004 Annual Meeting of Stockholders and Class II and Class III directors are scheduled to serve until the 2005 and 2006 Annual Meetings of Stockholders, respectively, and until their respective successors are elected and qualified. Annual Meetings of Stockholders are scheduled to be held during the month of December in each such year. No Annual Meeting of Stockholders was held in 2004.

Officers hold office at the pleasure of the Board of Directors.

STOCKHOLDERS AGREEMENT

Pursuant to the Stockholders Agreement described under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Stockholders Agreement" Item 11 of this Report, all shares subject thereto, which presently constitute 83.7% of the Company outstanding Common Stock, are to be voted for the election of one director selected by Russell Banks, Janice Banks and Gordon Banks, one director selected by Palisade Investors LLC and Berman Industries, Inc., and a number of directors that would constitute a majority of the Board selected by Bernard Zimmerman & Company, Inc. Pursuant thereto, the Banks Family nominated Gordon Banks and Zimmerman Company nominated Bernard Zimmerman and Conrad J. Gunther, Jr. for election as directors at the Company's Special Meeting of Stockholders held on June 30, 2004, and each was elected. Palisade and Berman Industries did not nominate a director at the Meeting and have advised the Company that they do not anticipate nominating a director at the current time.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock, to file initial reports of ownership, and reports of changes of ownership, of the Company's equity securities with the SEC and furnish copies of those reports to the Company. Based on a review of reports furnished to the Company, written representations that no reports were required and information available to the Company regarding the record ownership of shares, the Company believes that all reports required to be filed by such persons with respect to the Company's fiscal year ended June 30, 2005 were timely filed.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions, a copy of which is filed as Exhibit
14.1 to this Report which is incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004.

ITEM 10.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

No executive officer has received any cash compensation, long-term compensation or other compensation during the past three fiscal years.

OPTION GRANTS IN LAST FISCAL YEAR

No options to purchase shares of the Company's Common Stock were granted by the Company to any executive officer during fiscal 2005.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

No options to purchase shares of the Company's Common Stock were exercised by any executive officer during fiscal 2005 and no options to purchase shares of the Company's Common Stock were outstanding at June 30, 2005.

REMUNERATION OF DIRECTORS

For more than the past three years, the Company has had no standard arrangements pursuant to which directors have been compensated for services provided as a director.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information, as at September 1, 2005, with respect to the shares of Common Stock beneficially owned by (i) any person (including any "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock, (ii) each executive officer of the Company, (iii) each director of the Company and (iv) all executive officers and directors of the Company as a group, in each case without giving effect to the Stockholders Agreement (see Note 1 to the following table):

                                                              AMOUNT AND NATURE
                                                                 OF BENEFICIAL                PERCENT
  BENEFICIAL OWNER                                                OWNERSHIP (1)               OF CLASS
  ----------------                                                -------------               --------
  Bernard Zimmerman & Co. Inc.                                      4,700,000 (1) (2)           33.1%
  18 High Meadow Road
  Weston, CT 06883


  Berman Industries, Inc.                                           2,600,000 (1)               18.3%
  1 Bridge Plaza
  Ft. Lee, NJ 07024

  Gordon Banks                                                      1,549,808 (1)               10.9%
  25 Fifth Avenue, Apt. 10B
  New York, NY 10003

  Palisade Investors LLC                                            1,504,545 (1)               10.6%
  1 Bridge Plaza
  Fort Lee, NJ 07024

  Russell Banks                                                       980,761 (1) (2)            6.9%
  330 South Ocean Blvd.
  Palm Beach, FL 33480

  Janice Banks                                                        543,395 (1) (3)            3.8%
  330 South Ocean Beach
  Palm Beach, FL  33480

  Conrad J. Gunther, Jr.                                              300,000 (4)                2.1%
  249 Jennings Road
  Cold Spring Harbor, NY 11724

  Marc J. Hanover                                                     194,148                    1.4%
  200 East 66th Street, #B603
  New York, NY 10021

  Directors and executive officers as a                             6,743,956                   47.5%
       group (four persons)

---------------------------
(1) Excludes shares held by others that are subject to the Stockholders Agreement described below, as a result of which Stockholders Agreement, the shares subject thereto may be deemed, under applicable SEC rules, to be beneficially owned by each party of the Stockholders Agreement by virtue of sharing voting power. If such shares were included as beneficially owned by each referenced beneficial owner, their beneficial ownership would be as follows:

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

                                                                                   PERCENT
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

(2) Includes (a) 980,000 shares as to which Russell Banks has shared voting (see Note 1) and sole dispositive power and (b) 761 shares as to which Russell Banks is trustee, as to which shares Mr. Banks has sole voting and dispositive power. Excludes (a) 250,000 shares owned by Janice Banks, Mr. Banks' wife and (b) 293,395 shares held by The Russell Banks Family Trust as to which Mr. Banks' wife and a third party are the trustees (see Note 2) and share voting and dispositive power, as to all of which shares Mr. Banks disclaims beneficial ownership.

(3) Includes (a) 250,000 shares as to which Janice Banks has shared voting (see Note 1) and sole dispositive power and (b) 293,395 shares held by The Russell Banks Family Trust as to which Janice Banks and a third party are the trustees and share voting and dispositive power.

(4) These shares are subject to the Stockholders Agreement. Accordingly, Mr. Gunther has dispositive power but not (as to the election of directors) voting power with respect to these shares.

Zimmerman Company and Bernard Zimmerman may be deemed to control the Company by virtue of the stock ownership of Zimmerman Company, the positions held by Bernard Zimmerman and the ability of Zimmerman Company, pursuant to the Stockholders Agreement described below.

STOCKHOLDERS AGREEMENT

On April 29, 2004, Zimmerman Company (which did not own any shares until the purchase of shares pursuant to the Stock Purchase Agreement), Russell Banks, Janice Banks (wife of Russell Banks) and Gordon Banks (collectively, the "Banks Family"), Palisade and Berman Industries entered into a Stockholders Agreement pursuant to which they have agreed that all shares of the Company's Common Stock owned of record by them at the time (and any shares they acquired under the Stock Purchase Agreement described under the caption "Management's Discussion and Analysis or Plan of Operation, Liquidity and Capital Resources" in Item 6 of this Report and any of the shares subject to the Stockholders Agreement that they may transfer to third persons, including the shares Zimmerman Company transferred to Berman Industries and Conrad J. Gunther), will be voted, among other things:

         o for the election of one director selected by the Banks Family, one director selected by Palisade and Berman Industries, and a number of directors that would constitute a majority of the Board selected by Zimmerman Company. Pursuant thereto, the Banks Family nominated Gordon Banks and Zimmerman Company nominated Bernard Zimmerman and Conrad J. Gunther, Jr. for election at the Company's Special Meeting of Stockholders held on June 30, 2004 (the "Meeting"). Palisade and Berman Industries did not nominate a director at the Meeting and have advised the Company that they do not anticipate nominating a director at the current time.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On June 30, 2004, Zimmerman & Company purchased 6,300,000 shares of the Company's Common Stock, Gordon Banks, then President, Chief Executive Officer and a director of the Company, purchased 1,300,000 shares of Common Stock, and Berman Industries converted and released the Company's $13,000 obligation to it into 1,300,000 shares of Common Stock (the "Transaction") pursuant to the Stock Purchase Agreement. Pursuant to options granted to them by Zimmerman Company, on June 30, 2004, Berman Industries and Conrad J. Gunther Jr. purchased 1,300,000 and 300,000, respectively, of the shares of Common Stock acquired by Zimmerman Company pursuant to the Stock Purchase Agreement, at an exercise price of $.01 per share, the same price paid by Zimmerman Company for such shares. As a result of the Transaction, there are presently outstanding 14,194,516 shares of Common Stock.

In March, 2002 and June, 2003, Russell Banks loaned $8,000 and $42,000, respectively, to the Company and, in each of September, 2002 and April, 2003, Palisade loaned $25,000 to the Company. Each loan bore interest at 6% per annum. The loans ($100,000 in the aggregate) were used to fund expenses of the Company. The loans were originally due on October 30, 2003 and were extended to November 30, 2004. In connection with the Transaction, Mr. Banks and Palisade cancelled and capitalized the principal and accrued interest on these loans.

In addition, in November 2003, Mr. Martin L. Berman advanced $13,000 to the Company to enable the Company to pay certain expenses. The obligation bore interest at the rate of 6% per annum and was payable on November 30, 2004. Mr. Berman assigned this obligation to Berman Industries. In connection with the Transaction, Berman Industries converted this advance (and waived the accrued interest thereon) into 1,300,000 shares of Common Stock.

ITEM 13.  EXHIBITS

         Exhibits.

          x2.1 Agreement and Plan of Merger dated as of June 27, 2005 by and among the Company, GVC Acquisition Corp. and Cougar Biotechnology, Inc.

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

         *3.2     By-laws of the Company.

       **14.1 Code of Ethics for Principal Executive Officers and Senior Financial Officers.

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

         31.1 Section 302 Certification of Principal Executive Officer and Principal Financial Officer.

         32.1 Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

--------------------

x Incorporated by reference to the same numbered exhibit in the Company's Current Report on Form 8-K dated (date of earliest event reported) June 27, 2005.
* Filed as Exhibit 3.2 to Amendment No. 1 to the Company's Registration of Securities on Form 10, File 10, File No. 0-15862, and incorporated herein by reference.
** Incorporated by reference to the same numbered exhibit in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004.
+ Incorporated by reference to the same numbered exhibit in the Company's Current Report on Form 8-K dated (date of earliest event reported) April 29, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The only fees incurred by the Company for services rendered for the fiscal years ended June 30, 2005 and 2004 by the Company's independent public accountants were $4,000 charged by Mahoney Sabol & Company, LLP ("Mahoney Sabol").

AUDIT FEES

Mahoney Sabol billed $3,000 for the audits of the Company's consolidated financial statements for the years ended June 30, 2005 and 2004, respectively, and for their review of the Company's interim consolidated financial statements included in Quarterly Reports on Form 10-QSB filed by the Company during the years audited.

AUDIT-RELATED FEES

Mahoney Sabol did not render any non-audit-related services during fiscal 2005 or 2004.

TAX FEES

Mahoney Sabol billed and is being paid $1,000 for its services in connection with the preparation of the Company's federal, state and local income tax returns for each of the years ended June 30, 2005 and 2004.

OTHER FEES

The Company's independent auditors performed no other services for the Company during either fiscal 2005 or 2004.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Board of Directors present policy is to pre-approve all audit services and permissible non-audit services provided by the independent auditors. All services performed by the Company's independent auditors in fiscal 2005 and 2004 were pre-approved by the Board of Directors. It is expected that pre-approval will be for periods up to one year for services to be set forth in engagement letters approved by the Board of Directors that are detailed as to the particular service or category of services to be provided and subject to a specific budget.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GVC VENTURE CORP.

Dated: September 27, 2005

                                    By:  /s/ Bernard Zimmerman
                                       -----------------------------------------
                                       Bernard Zimmerman,
                                       President, Principal Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                    Capacity                                    Date
---------                                    --------                                    ----
 /s/ Bernard Zimmerman                       President, (Principal Executive             September 27, 2005
----------------------                       Officer),Treasurer (Principal Financial
Bernard Zimmerman                            and Accounting Officer) and
                                             Director

                                             Director
-----------------
Gordon Banks

 /s/ Conrad J. Gunther, Jr.                                                              September 27, 2005
---------------------------
Conrad J. Gunther, Jr.                       Director

                                  EXHIBIT INDEX

   Exhibit No.    Description
   -----------    -----------

          x2.1 Agreement and Plan of Merger dated as of June 27, 2005 by and among the Company, GVC Acquisition Corp. and Cougar Biotechnology, Inc.

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

         *3.2     By-laws of the Company.

       **14.1 Code of Ethics for Principal Executive Officers and Senior Financial Officers.

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

         31.1 Section 302 Certification of Principal Executive Officer and Principal Financial Officer.

         32.1 Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

--------------------

x Incorporated by reference to the same numbered exhibit in the Company's Current Report on Form 8-K dated (date of earliest event reported) June 27, 2005.
* Filed as Exhibit 3.2 to Amendment No. 1 to the Company's Registration of Securities on Form 10, File 10, File No. 0-15862, and incorporated herein by reference.
** Incorporated by reference to the same numbered exhibit in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004.
+ Incorporated by reference to the same numbered exhibit in the Company's Current Report on Form 8-K dated (date of earliest event reported) April 29, 2004.