Form 10QSB
period 2005-09-30
GVC VENTURE CORP
filed 2005-11-07
CIK 814286

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the Quarter ended September 30, 2005

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
Yes  X    No
    ---      ---

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes  X    No
                                                ---      ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: As of November 4, 2005, there were 14,194,516 shares of Common Stock, $.01 par value per share outstanding.

Transitional Small Business Disclosure Format:  Yes       No  X
                                                    ---      ---

Item 1.           Financial Statements
-------

                       GVC VENTURE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                       September 30,    June 30,
                                                           2005          2005
                                                         -------       -------
                                                       (Unaudited)    (Audited)
ASSETS
Current assets:
     Cash and cash equivalents                           $    45       $    44
                                                         -------       -------

         Total current assets                                 45            44
                                                         -------       -------
     Other assets                                              1             1
                                                         -------       -------
TOTAL ASSETS                                             $    46       $    45

LIABILITIES AND STOCKHOLDERS'
 EQUITY
Current liabilities:
     Accounts payable and other accrued expenses         $    90       $    90
                                                         -------       -------
         Total current liabilities                            90            90

Commitments and contingencies                                  -             -
                                                         -------       -------
TOTAL LIABILITIES                                             90            90
                                                         -------       -------
Stockholders' equity:
     Common stock, $.01 par value,  authorized
       50,000,000 shares, issued and outstanding
       14,194,516 shares                                     142           142
     Preferred stock, $.01 par value, authorized
       1,000,000 shares, none issued or outstanding            -             -
     Additional paid-in capital                            2,266         2,266
     Accumulated deficit                                  (2,452)       (2,453)
                                                         -------       -------
         Total stockholders' deficit                         (44)          (45)
                                                         -------       -------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                     $    46       $    45
                                                         =======       =======


                See notes to consolidated financial statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                              Three Months Ended September 30,
                                                ---------------------------
                                                    2005           2004
                                                -----------    ------------
Fee Income                                               10               -

Expense:

         Corporate office expenses                        9               3
                                                -----------    ------------
         Total expense                                    9               3
                                                -----------    ------------
Income (loss) from operations                             1              (3)
Income tax expense                                        -               -
                                                -----------    ------------
Net income (loss)                               $         1    $         (3)
                                                ===========    ============

Basic and diluted income (loss) per share       $         -    $          -
                                                ===========    ============
Weighted average common shares outstanding:
         Basic and diluted                       14,194,516      14,194,516


                 See notes to consolidated financial statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                     Three Months Ended September 30,
                                                                            -------------------
                                                                            2005           2004
                                                                            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                           $  1           $ (3)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
     Increase in operating assets                                              -             (1)
     Decrease in accounts payable and accrued expenses                         -            (23)
                                                                            ----           ----
     Net cash used by operating activities                                     -            (27)
                                                                            ----           ----
CASH FLOWS FROM INVESTING ACTIVITIES:                                          -              -

CASH FLOWS FROM FINANCING ACTIVITIES:                                          -              -
                                                                            ----           ----
     Net increase (decrease) in cash and cash equivalents                      1            (27)
     Cash and cash equivalents, beginning of period                           44             89
                                                                            ----           ----
     Cash and cash equivalents, end of period                               $ 45           $ 62
                                                                            ====           ====

Supplemental cash flow disclosures:

     Cash payments of interest                                              $  -              -
     Cash payments of income taxes                                          $  2           $  1



                 See notes to consolidated financial statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
                             (DOLLARS IN THOUSANDS)

                                           Common Stock           Paid-in    Accumulated
                                      Shares        Amount        Capital       Deficit         Total
                                    ----------    ----------    ----------    ----------     ----------
Balance, June 30, 2005 (audited)    14,194,516    $      142    $    2,266    $   (2,453)    $      (45)
                                    ----------    ----------    ----------    ----------     ----------
Net income (unaudited)                       -             -             -             1              1
                                    ----------    ----------    ----------    ----------     ----------
Balance, September 30, 2005
(unaudited)                         14,194,516    $      142    $    2,266    $   (2,452)    $      (44)
                                    ==========    ==========    ==========    ==========     ==========


                 See notes to consolidated financial statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of GVC Venture Corp. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included herein. The consolidated balance sheet presented herein as of June 30, 2005 was derived from the Company's audited consolidated financial statements as of and for the year ended June 30, 2005. Operating results are not necessarily indicative of the results that may be expected for the year ending June 30, 2006 or other future periods. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005.

NOTE B - NATURE OF OPERATIONS:

The Company currently engages in no operating activities other than seeking potential opportunities for an acquisition, sale, reverse merger or other business combination. The Company has been actively seeking merger, acquisition and business combination opportunities with operating businesses and other appropriate financial transactions, including a transaction with a privately held company seeking to operate as a publicly-held company. On June 27, 2005, the Company entered into an Agreement with a development stage biopharmaceutical company that in-licenses and develops novel therapeutics for the treatment of cancer, presently principally prostate cancer. The Agreement contemplates a subsidiary of the Company merging with and into the biopharmaceutical company. The transaction contemplates the Company remaining as a publicly-held company (see "Management's Discussion and Analysis or Plan of Operation - Recent Developments," on page 9).

NOTE C - ESTIMATES:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE D - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consisted of the following at September 30 and June 30, 2005:

                                              September 30,             June 30,
                                                  2005                    2005
                                            ---------------          -------------
           Administrative expenses          $        4,000           $       5,000
           Professional fees                        83,000                  83,000
           State and local taxes                     3,000                   2,000
                                            ---------------          -------------

           Total                            $       90,000           $      90,000
                                            ==============           =============


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

For several years, including the quarters ended September 30, 2005 and 2004, the Company has engaged in no operating activities, while seeking potential opportunities for an acquisition, sale, merger, including a reverse merger, or other business or financial transaction.

On June 27, 2005, the Company entered into an Agreement with a development stage biopharmaceutical company that in-licenses and develops novel therapeutics for the treatment of cancer, presently principally prostate cancer. The Agreement contemplates a subsidiary of the Company merging with and into the biopharmaceutical company. The transaction contemplates the Company remaining as a publicly-held company. (See "Recent Developments," on page 9).

There can be no assurance that this transaction will be consummated. Should it not be consummated, the Company plans to continue as a public entity and to actively seek other merger (including a reverse merger), acquisition and business combination opportunities with operating businesses or other business or financial transactions, including with a privately-held company seeking to operate as a publicly-held company. However, there can be no assurance that this plan will be successfully implemented. The Company believes it has sufficient working capital to continue its efforts for more than one year. At this time, the Company has no other arrangements, commitments or understandings with respect to any potential merger, acquisition or business combination candidate. The Company has not, to date, set any specific criteria or models for any such other transaction.

Unless and until a transaction is effectuated, the Company does not expect to have active operations. Accordingly, during such period, the Company does not expect to achieve sufficient income to offset its operating expenses, resulting in operating losses that are expected to require the Company to use, and thereby reduce, its cash balance.

RESULTS OF OPERATIONS

Quarter Ended September 30, 2005
Compared to the Quarter Ended September 30, 2004

The Company received fees of $10,000 during the quarter ended September 30, 2005 under a provision of the Merger Agreement discussed under "Recent Developments," on page 9, enabling the merger partner to extend the Merger Agreement on a month by month basis through December 31, 2005 by paying a monthly fee of $5,000 through September 30, 2005 and $10,000 per month thereafter. The Company had no revenues in the quarter ended September 30, 2004.

Corporate office expenses in the first fiscal quarter ended September 30, 2005 consisted of $9,000 compared to $3,000 for the same three month period in 2004, primarily for rent, accounting, legal, reporting and stockholder expenses. The increase was due to costs incurred in connection with the proposed merger discussed under "Recent Developments," on page 9, and an over-accrual of expenses in fiscal 2004 which was adjusted in the first fiscal quarter ended September 30, 2004.

As a result of the fees received, the Company had net income of $1,000 in the quarter ended September 30, 2005 compared to a loss of $3,000 in the quarter ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash on hand at September 30, 2005 of $45,000 compared to $44,000 at June 30, 2005 and $62,000 at September 30, 2004. The reduction since September 30, 2004 was due primarily to losses sustained by the Company.

The Company has no commitment for any capital expenditure. The Company's cash requirements for the next twelve months are relatively modest, consisting principally of rent, legal, accounting and other expenses relating to filings required under the Securities Exchange Act of 1934, stockholder expenses and other expenses that are expected to be incurred in its search for an acquisition, candidate or other business or financial transaction should the transaction discussed in "Recent Developments," below, not be consummated.

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

Cougar is a development stage biopharmaceutical company based in Los Angeles, California that in-licenses and develops novel therapeutics for the treatment of cancer. Cougar's strategy is to license technologies that have previously been tested in clinical trials, enabling Cougar to obtain an initial indication of the drug's safety and biological activity in humans before committing capital to the drug's development. Cougar does not conduct any drug discovery activities and limits its involvement with preclinical research activity. Cougar currently owns the rights to three clinical stage oncology drug candidates, including its lead product candidate CB7630 (abiraterone acetate), which is being developed to treat prostate cancer. The information in this paragraph was provided to the Company by Cougar.

Pursuant to the Merger Agreement, the Company is to issue to the stockholders of Cougar a number of shares of the Company's capital stock under a formula contained in the Merger Agreement that is expected to result, upon completion of the Merger, in Cougar's stockholders owning between approximately 96% and 98% of the Company's issued and outstanding common stock on a fully-diluted basis (assuming the exercise or conversion of all options, warrants and other rights to acquire common stock), the exact percentage to be determined based upon the number of issued and outstanding shares of capital stock (on a fully-diluted basis) of Cougar immediately prior to the Effective Time of the Merger. At the Effective Time of the Merger (the "Effective Time"), each issued and outstanding share of Cougar preferred stock and common stock will convert into and be exchangeable for a fraction of a fully paid and non-assessable share of the Company's to be newly-designated Series A Preferred Stock, par value $.01 per share (the "Series A Preferred Shares"), and Series B Preferred Stock, par value $.01 per share (the "Series B Preferred Shares"), respectively, under a formula contained in the Merger Agreement. The Series A Preferred Shares and Series B Preferred Shares will collectively possess, upon issuance, between approximately 96% and 98% of the voting power in all matters submitted to stockholders. The Series A Preferred Shares will not be convertible into shares of the Company's common stock until the Company's authorized shares have been increased, as discussed below. The Series B Preferred Shares will automatically convert into common stock of the Company upon such increase to the Company's authorized shares.

All warrants, options and other rights to purchase or acquire shares of Cougar common stock outstanding immediately prior to the Effective Time of the Merger will convert to the right to purchase the same number of shares of Series B Preferred Shares on the same basis of conversion as will pertain to Cougar common stock; provided that the exercise price per share of Series B Preferred Shares under each such converted warrant or right will be equal to the quotient obtained by dividing the exercise price per share of Cougar common stock under each outstanding Cougar warrant or right by the applicable Exchange Ratio.

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

Following the Merger, the Company intends to promptly seek stockholder approval to amend its Certificate of Incorporation to (a) increase the number of authorized shares of the Company's common stock so as to enable the conversion of the Preferred Shares to the Company's common stock and exercise of all outstanding warrants, options and other rights to acquire shares of common stock in accordance with the terms of the Merger Agreement and (b) effectuate a significant reverse split of the Company's common stock, the exact number to be determined by the new directors of the Company.

The consummation of the Merger is subject to certain conditions set forth in the Merger Agreement including, among other things, the continued accuracy of each party's representations and warranties contained in the Merger Agreement, compliance with each party's covenants and the approval of Cougar's stockholders. Either party has the right to terminate the Merger Agreement since closing did not occur by July 31, 2005, except that Cougar has the right to extend the Merger Agreement for up to a maximum of five months by paying the Company $5,000 for each month such termination date is extended. The Merger Agreement was amended on October 7, 2005 to, among other things, increase the amount of this payment to $10,000 per month commencing October 1, 2005. Cougar has exercised its extension rights for the months of August, September, October and November 2005.

There can be no assurance that the Merger will be completed.

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

These risks and uncertainties, many of which are not within the Company's control, include, but are not limited to:

o that the transaction described under the caption "Recent Developments," above, is not consummated;

o    general economic and business conditions;

o should the transaction described in this report under the caption "Recent Developments," above, not be consummated, the Company's ability to find a candidate for, enter into an agreement with respect to, and consummate a merger, acquisition or business combination or other financial transaction that is acceptable, both as to the candidate and as to transaction terms and conditions;

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

You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Report. The Company does not undertake any responsibility to publicly update or revise any forward-looking statement or report.

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

                                      GVC VENTURE CORP.



Date:    November 7, 2005             By:  /s/ Bernard Zimmerman
                                           -------------------------------------
                                           Bernard Zimmerman, President
                                           (Principal Executive Officer) and
                                           Treasurer (Principal Financial and
                                           Accounting Officer)

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