Form 10QSB
period 2005-12-31
GVC VENTURE CORP
filed 2006-02-13
CIK 814286

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the Quarter ended December 31, 2005

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: As of February 10, 2006, there were 14,194,516 shares of Common Stock, $.01 par value per share outstanding.

Transitional Small Business Disclosure Format:       Yes         No  X
                                                         ---        ---

Item 1.  Financial Statements

                       GVC VENTURE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)


                                                         December 31,      June 30,
                                                            2005             2005
                                                         (Unaudited) (Audited)

                                                           -------         -------
ASSETS

Current assets:

     Cash and cash equivalents                             $    72         $    44
                                                           -------         -------

         Total current assets                                   72              44
                                                           -------         -------

     Other assets                                                1               1
                                                           -------         -------

TOTAL ASSETS                                               $    73         $    45
                                                           =======         =======

LIABILITIES AND STOCKHOLDERS'
 EQUITY

Current liabilities:

     Accounts payable and other accrued expenses           $    90         $    90
                                                           -------         -------

         Total current liabilities                              90              90

Commitments and contingencies                                    -               -
                                                           -------         -------

TOTAL LIABILITIES                                               90              90
                                                           -------         -------

Stockholders' equity:

     Common stock, $.01 par value,  authorized
       50,000,000 shares, issued and outstanding
       14,194,516 shares                                       142             142
     Preferred stock, $.01 par value, authorized
       1,000,000 shares, none issued or outstanding              -               -
     Additional paid-in capital                              2,266           2,266
     Accumulated deficit                                    (2,425)         (2,453)
                                                           -------         -------
         Total stockholders' deficit                           (17)            (45)
                                                           -------         -------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                       $    73         $    45
                                                           =======         =======

                 See notes to consolidated financial statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                    Three Months Ended December 31,
                                                   --------------------------------
                                                       2005                 2004
                                                   ------------        ------------
Fee Income                                                   30                   -

Expense:

         Corporate office expenses                            3                   7
                                                   ------------        ------------

         Total expense                                        3                   7
                                                   ------------        ------------

Income (loss) from operations                                27                  (7)
Income tax expense                                            -                   -
                                                   ------------        ------------

Net income (loss)                                  $         27        $         (7)
                                                   ============        ============
Basic and diluted income (loss) per share          $          -        $          -

Weighted average common shares outstanding:

         Basic and diluted                           14,194,516          14,194,516
                                                   ============        ============


                 See notes to consolidated financial statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                      Six Months Ended December 31,
                                                   --------------------------------
                                                       2005                 2004
                                                   ------------        ------------

Fee Income                                                   40                   -

Expense:

         Corporate office expenses                           12                  10
                                                   ------------        ------------
         Total expense                                       12                  10
                                                   ------------        ------------
Income (loss) from operations                                28                 (10)
Income tax expense                                            -                   -
                                                   ------------        ------------

Net income (loss)                                  $         28        $        (10)
                                                   ============        ============

Basic and diluted income (loss) per share          $          -        $          -

Weighted average common shares outstanding:

         Basic and diluted                           14,194,516          14,194,516

                 See notes to consolidated financial statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                             (DOLLARS IN THOUSANDS)


                                                                          Six Months Ended December 31,

                                                                                ----------------
                                                                                2005        2004
                                                                                ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $ 28        $(10)

Adjustments to reconcile net income (loss) to cash provided by operating activities:

     Increase in other assets                                                      -          (1)
     Decrease in accounts payable and accrued expenses                             -         (23)
                                                                                ----        ----

     Net cash used by operating activities                                         -         (34)
                                                                                ----        ----
CASH FLOWS FROM INVESTING ACTIVITIES:                                              -           -

CASH FLOWS FROM FINANCING ACTIVITIES:                                              -           -
                                                                                ----        ----
     Net increase (decrease) in cash and cash equivalents                         28         (34)
     Cash and cash equivalents, beginning of period                               44          89
     Cash and cash equivalents, end of period                                   $ 72        $ 55
                                                                                ====        ====

Supplemental cash flow disclosures:

     Cash payments of interest                                                  $  -        $  -
     Cash payments of income taxes                                              $  2        $  1

                See notes to consolidated financial statements.

                       GVC VENTURE CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2005
                             (DOLLARS IN THOUSANDS)


                                                Common Stock                Paid-in        Accumulated
                                           Shares           Amount          Capital          Deficit           Total
                                          ----------    -----------     ------------     ------------      -----------
Balance, June 30, 2005 (audited)          14,194,516    $       142     $      2,266     $     (2,453)     $       (45)
Net income (unaudited)                             -              -                -               28               28
                                          ----------    -----------     ------------     ------------      -----------
Balance, December 31, 2005

(unaudited)                               14,194,516    $       142     $      2,266     $     (2,425)     $       (17)
                                          ==========    ===========     ============     ============      ===========

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

NOTE B - NATURE OF OPERATIONS:

For several years, the Company has been engaged in no operating activities other than seeking potential opportunities for an acquisition, sale, reverse merger or other business combination with operating businesses and other appropriate financial transactions, including a transaction with a privately held company seeking to operate as a publicly-held company. On June 27, 2005, the Company entered into an agreement with a development stage biopharmaceutical company that in-licenses and develops novel therapeutics for the treatment of cancer, principally prostate cancer. The agreement contemplated a subsidiary of the Company merging with and into the biopharmaceutical company. On January 30, 2006, the Company notified the biopharmaceutical company that the Company was terminating the Merger Agreement effective 12:01 a.m. on February 1, 2006. (See "Management's Discussion and Analysis or Plan of Operation - Recent Developments," on page 10.)

NOTE C - ESTIMATES:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE D - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consisted of the following at December 31, 2005 and June 30, 2005:


                                               December 31,            June 30,
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
                                            ==============           =============

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

For several years, including the quarters and six months ended December 31, 2005 and 2004, the Company has engaged in no operating activities, while seeking potential opportunities for an acquisition, sale, merger, including a reverse merger, or other business or financial transaction.

On June 27, 2005, the Company entered into a merger agreement with Cougar Biotechnology, Inc. ("Cougar"), a development stage biopharmaceutical company that in-licenses and develops novel therapeutics for the treatment of cancer, principally prostate cancer. The agreement contemplated a subsidiary of the Company merging with and into Cougar, with the Company remaining as a publicly-held company. On January 30, 2006, the Company notified Cougar that it was terminating the merger agreement effective 12:01 a.m. on February 1, 2006. (See "Recent Developments," on page 10).

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

Under the merger agreement with Cougar, as discussed under "Recent Developments" on page 10, the Company was receiving monthly payments that have been sufficient to offset its limited operating expenses. However, with the termination of the merger agreement, since the Company does not expect to have active operations, unless and until another transaction is effectuated, the Company does not expect to achieve sufficient income to offset its operating expenses, resulting in operating losses that are expected to require the Company to use, and thereby reduce, its cash balance.

RESULTS OF OPERATIONS

Quarter and Six Months Ended December 31, 2005

Compared to the Quarter and Six Months Ended December 31, 2004

The Company received fees of $10,000 and $30,000 during the quarters ended September 30, 2005 and December 31, 2005, respectively, or a total of $40,000 for the six months ended December 31, 2005, under a provision of the merger agreement discussed under "Recent Developments," on page 10, enabling Cougar to extend the merger agreement on a month by month basis through December 31, 2005 by paying a monthly fee of $5,000 from August 1, 2005 through September 30, 2005 and $10,000 per month thereafter. The Company had no revenues in the quarters ended September 30, 2004 and December 31, 2004.

Corporate office expenses in the three and six months ended December 31, 2005 consisted of $3,000 and $12,000, respectively, compared to $7,000 and $10,000 for the respective same periods in 2004, primarily for rent, accounting, legal, reporting and stockholder expenses. The increase in the 2005 six month period over the 2004 six month period was due to costs incurred in connection with the proposed merger with Cougar.

As a result of the fees received, the Company had net income of $1,000 in the quarter ended September 30, 2005 and $27,000 in the quarter ended December 31, 2005, or a total of $28,000 for the six months then ended, compared to losses of $3,000 and $7,000 in the quarter ended September 30, 2004 and in the quarter ended December 31, 2004, respectively, or a total of $10,000 for the six months ended December 31, 2004. The net income in each 2005 reported period was the result of fees received under the merger agreement with Cougar, which has been terminated as of February 1, 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash on hand at December 31, 2005 of $72,000 compared to $44,000 at June 30, 2005 and $55,000 at December 31, 2004. The increase since June 30, 2005 was due primarily to the net income earned by the Company as a result of monthly fees received under the merger agreement with Cougar.

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

RECENT DEVELOPMENTS

On January 30, 2006, the Company notified Cougar Biotechnology, Inc. ("Cougar") that, pursuant to the terms of the Agreement and Plan of Merger, dated as of June 27, 2005, by and among the Company, GVC Acquisition Corp. ("MergerCo") and Cougar (the "Merger Agreement"), the Company was terminating the Merger Agreement effective 12:01 a.m. on February 1, 2006.

Either party had the right to terminate the Merger Agreement if a closing did not occur by July 31, 2005, with Cougar having the right to extend the Merger Agreement for up to a maximum of five months by paying the Company $5,000 for each month such termination date was extended. Pursuant to a First Amendment to the Merger Agreement, on October 7, 2005, the parties agreed to increase the cash payment to $10,000 for each month beyond September 30, 2005 that Cougar elected to extend the Merger Agreement, with Cougar's right to extend the Merger Agreement expiring on December 31, 2005. On December 30, 2005, the parties entered into a Second Amendment to the Merger Agreement under which, among other things, the Company agreed to extend the date after which the Company was entitled to terminate the Merger Agreement to January 31, 2006 and Cougar paid the Company $20,000, of which $10,000 represented the fee payable for extending the Merger Agreement through January 31, 2006 and $10,000 represented an advance by Cougar of the fee payable by it in the event the Company terminated the Merger Agreement under the circumstances in which the Company terminated the Merger Agreement. The Company is not obligated to make any payments to Cougar in connection with the termination of the Merger Agreement.

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

o the availability of additional financing on satisfactory terms if a delay is encountered in consummating a transaction that the Company is seeking; and

o        general economic and business conditions.

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

                                    GVC VENTURE CORP.



Date:    February 13, 2006          By:  /s/ Bernard Zimmerman
                                         ---------------------------------------
                                         Bernard Zimmerman, President
                                         (Principal Executive Officer) and
                                         Treasurer (Principal Financial and
                                         Accounting Officer)

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