Form 10QSB
period 2006-03-31
GVC VENTURE CORP
filed 2006-05-04
CIK 814286

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the Quarter ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to _____________________

Commission File No. 0-15862

GVC VENTURE CORP.
(Exact name of small business issuer as specified in its charter)

Delaware	13-3018466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Chrysler Building, 405 Lexington Avenue, Suite 2600, New York, NY	10174
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (212) 907-6610

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of latest practicable date: As of April 20, 2006, there were 14,194,516 shares of Common Stock, $.01 par value per share outstanding.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

Item 1.   Financial Statements

GVC VENTURE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2006 (Unaudited)	June 30, 2005 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$88	$44

Total current assets	88	44

Other assets	1	1

TOTAL ASSETS	$89	$45

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$90	$90

Total current liabilities	90	90
Commitments and contingencies	–	–

TOTAL LIABILITIES	90	90

Stockholders' equity:

Common stock, $.01 par value, authorized 50,000,000 shares, issued and outstanding 14,194,516 shares	142	142
Preferred stock, $.01 par value, authorized 1,000,000 shares, none issued or outstanding	–	–
Additional paid-in capital	2,266	2,266
Accumulated deficit	(2,409)	(2,453)

Total stockholders' deficit	(1)	(45)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$89	$45

See notes to consolidated financial statements.

GVC VENTURE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2006	2005
Fee Income	20	–
Expense:
Corporate office and administrative expenses	4	8

Total expense	4	8

Income (loss) from operations	16	(8)
Income tax expense	–	–

Net income (loss)	$16	$(8)

Basic and diluted income (loss) per share

$

–

 $

–

Weighted average common shares outstanding:
Basic and diluted	14,194,516	14,194,516

See notes to consolidated financial statements.

GVC VENTURE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Nine Months Ended March 31,
	2006	2005
Fee Income	60	-
Expense:
Corporate office and administrative expenses	16	18

         Total expense

16

18

Income (loss) from operations	44	(18)
Income tax expense	–	–

Net income (loss)	$44	$(18)

Basic and diluted income (loss) per share	$–	$–

Weighted average common shares outstanding:
Basic and diluted	14,194,516	14,194,516

See notes to consolidated financial statements.

GVC VENTURE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net income (loss)	$44	$(18)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Increase in other assets	–	(1)
Decrease in accounts payable and accrued expenses	–	(18)

Net cash used by operating activities	–	(37)

Cash Flows from Investing Activities:	–	–

Cash Flows from Financing Activities:
Net increase (decrease) in cash and cash equivalents	44	(37)
Cash and cash equivalents, beginning of period	44	89

Cash and cash equivalents, end of period	$88	$52

Supplemental cash flow disclosures:
Cash payments of interest	$–	$–
Cash payments of income taxes	$2	$1

See notes to consolidated financial statements.

GVC VENTURE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine months ended March 31, 2006
(Dollars in thousands)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2005 (audited)	14,194,516	$142	$2,266	$(2,453)	$(45)
Net income (unaudited)	–	–	–	44	44

Balance, March 31, 2006 (unaudited)	14,194,516	$142	$2,266	$(2,409)	$(1)

        See notes to consolidated financial statements.

GVC VENTURE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION:

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

NOTE B - NATURE OF OPERATIONS:

For several years, the Company has been engaged in no operating activities other than seeking potential opportunities for an acquisition, sale, reverse merger or other business combination with operating businesses and other appropriate financial transactions, including a transaction with a privately held company seeking to operate as a publicly-held company. On June 27, 2005, the Company entered into an agreement with a development stage biopharmaceutical company that in-licenses and develops novel therapeutics for the treatment of cancer, principally prostate cancer. The agreement contemplated a subsidiary of the Company merging with and into the biopharmaceutical company. On January 30, 2006, the Company notified the biopharmaceutical company that the Company was terminating the Merger Agreement effective on February 1, 2006. (See "Management's Discussion and Analysis or Plan of Operation – Recent Developments," on page 10.)

NOTE C - ESTIMATES:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE D – ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consisted of the following at March 31, 2006 and June 30, 2005:

	December 31,	June 30,
	2005	2005
Administrative expenses	$4,000	$5,000
Professional fees	84,000	83,000
State and local taxes	2,000	2,000

Total	$90,000	$90,000

Item 2.   Management's Discussion and Analysis or Plan of Operation

General

For several years, including the quarter and nine months ended March 31, 2006 and 2005, the Company has engaged in no operating activities, while seeking potential opportunities for an acquisition, sale, merger, including a reverse merger, or other business or financial transaction.

On June 27, 2005, the Company entered into a merger agreement with Cougar Biotechnology, Inc. ("Cougar"), a development stage biopharmaceutical company that in-licenses and develops novel therapeutics for the treatment of cancer, principally prostate cancer. The agreement contemplated a subsidiary of the Company merging with and into Cougar, with the Company remaining as a publicly-held company. On January 30, 2006, the Company notified Cougar that it was terminating the merger agreement effective on February 1, 2006. (See "Recent Developments," on page 10).

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

Results of Operations

Quarter and Nine Months Ended March 31, 2006
Compared to the Quarter and Nine Months Ended March 31, 2005

The Company received fees of $20,000 and $60,000 during the quarter and nine months ended March 31, 2006, respectively, under provisions of the merger agreement discussed under "Recent Developments," on page 10, enabling Cougar to extend the merger agreement on a month by month basis through January 31, 2006 by paying a monthly fee of $5,000 from August 1, 2005 through September 30, 2005 and $10,000 per month thereafter, and, in addition, a fee of $10,000 related to the termination of the merger agreement. The Company had no revenues in the quarter ended March 31, 2005 and nine months ended March 31, 2005.

Corporate office and administrative expenses in the three and nine months ended March 31, 2006 were $4,000 and $16,000, respectively, compared to $8,000 and $18,000 for the respective same periods in 2005, primarily for rent, accounting, legal, reporting and stockholder expenses. The decrease in each of the 2006 reported periods from the comparable 2005 periods was due to lower costs resulting from the termination of the merger agreement with Cougar.

As a result of the fees received, the Company had net income of $16,000 in the quarter ended March 31, 2006 and $44,000 for the nine months then ended, compared to losses of $8,000 and $18,000 in the quarter and nine months ended March 31, 2005, respectively. The net income in each fiscal 2006 reported period was the result of the fees received under the merger agreement with Cougar, which has been terminated effective February 1, 2006.

Liquidity and Capital Resources

The Company had cash on hand at March 31, 2006 of $88,000 compared to $44,000 at June 30, 2005 and $55,000 at March 31, 2005. The increase since June 30, 2005 was due primarily to the net income earned by the Company as a result of monthly and termination fees received under the merger agreement with Cougar.

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

Recent Developments

On January 30, 2006, the Company notified Cougar Biotechnology, Inc. ("Cougar") that, pursuant to the terms of the Agreement and Plan of Merger, dated as of June 27, 2005, by and among the Company, GVC Acquisition Corp. ("MergerCo") and Cougar (the "Merger Agreement"), the Company was terminating the Merger Agreement effective on February 1, 2006.

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

These risks and uncertainties, many of which are not within the Company's control, include, but are not limited to:

•	The Company's ability to find a candidate for, enter into an agreement with respect to, and consummate a merger, acquisition or business combination or other financial transaction that is acceptable, both as to the candidate and as to transaction terms and conditions;

•	competition for transactions of the nature the Company is seeking;

•	potential future regulatory restrictions that could limit or pose restrictions on, or make less advantageous to potential candidates, transactions of the nature the Company is seeking;

•	the availability of additional financing on satisfactory terms if a delay is encountered in consummating a transaction that the Company is seeking; and

•	general economic and business conditions.

You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Report. The Company does not undertake any responsibility to publicly update or revise any forward-looking statement or report.

Item 3.   Controls and Procedures

     As of the end of the period covered by this Report, the Company's President, who is its principal executive officer and is also its Treasurer and principal financial officer, evaluated the effectiveness of the Company's "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, this officer concluded that, as of the date of his evaluation, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including that officer, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports.

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

GVC VENTURE CORP.
Date: May 2, 2006	By: /s/ Bernard Zimmerman
Bernard Zimmerman, President (Principal Executive Officer) and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31	Certificate of the Principal Executive Officer and Principal Financial
Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of the Principal Executive Officer and Principal Financial
Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.