Form 10KSB
period 2006-06-30
GVC VENTURE CORP
filed 2006-08-04
CIK 814286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)
ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

OR

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-15862

GVC VENTURE CORP.
(Exact name of small business issuer in its charter)

Delaware	13-3018466
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

The Chrysler Building, 405 Lexington Avenue, Suite 2600, New York, New York	10174
(Address of principal executive offices)	(Zip Code)

(212) 907-6610
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.01 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No

Issuer's revenues for its fiscal year ended June 30, 2006: $60,000.

As of July 21, 2006, the aggregate market value of the issuer’s common stock held by non-affiliates of the issuer was approximately $145,750 based on the bid price (the only available price on that date) of the issuer’s common stock, as reported by Bloomberg LP Investor Services. Excludes all shares as to which any executive officer, director or party to the Stockholders Agreement referred to in Item 11 may be deemed to have sole or shared voting power.

The number of shares outstanding of the issuer’s Common Stock as at July 21, 2006 was 14,194,516.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure Format Yes     No

GVC VENTURE CORP.

FORM 10-KSB

TABLE OF CONTENTS

Page

FORWARD LOOKING STATEMENTS	3
RECENT DEVELOPMENTS	3

PART I

ITEM 1	Description of Business	4
ITEM 2	Description of Property	6
ITEM 3	Legal Proceedings	6
ITEM 4	Submission of Matters to a Vote of Security Holders	6

PART II

PART III

FORWARD-LOOKING STATEMENTS

Certain statements in this Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “goal,” “intend,” “strategy” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company’s future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company’s actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements and its goals and strategies to not be achieved.

These risks and uncertainties, many of which are not within our control, include, but are not limited to:

•	general economic and business conditions;

•	the Company’s ability to find a candidate for, enter into an agreement with respect to, and consummate a merger, acquisition or business combination or other financial transaction that is acceptable, both as to the candidate and as to transaction terms and conditions;

•	competition for transactions of the nature the Company is seeking;

•	potential future regulatory restrictions that could limit or pose restrictions on, or make less advantageous to potential candidates, transactions of the nature the Company is seeking; and

•	the availability of additional financing on satisfactory terms if a delay is encountered in consummating a transaction that the Company is seeking.

You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Report. We do not undertake any responsibility to publicly update or revise any forward-looking statement or report.

RECENT DEVELOPMENTS

On June 27, 2005, the Company entered into an Agreement and Plan of Merger, dated as of June 27, 2005 (the “Merger Agreement”), by and among the Company, GVC Acquisition Corp., a newly formed subsidiary of the Company (“MergerCo”) and Cougar Biotechnology, Inc. (“Cougar”), a development stage biopharmaceutical company. The agreement contemplated that MergerCo merge with and into Cougar, with the Company remaining as a publicly-held company, and Cougar becoming a wholly-owned operating subsidiary of the Company. Had the contemplated transaction been consummated, the stockholders of Cougar would have controlled the Company.

On January 30, 2006, the Company notified Cougar that, pursuant to the terms of the Merger Agreement, the Company was terminating the Merger Agreement effective February 1, 2006.

Either party had the right to terminate the Merger Agreement if a closing did not occur by July 31, 2005, with Cougar having the right to extend the Merger Agreement for up to a maximum of five months by paying the Company $5,000 for each month such termination date was extended. Pursuant to a First Amendment to the Merger Agreement, on October 7, 2005, the parties agreed to increase the cash payment to $10,000 for each month beyond September 30, 2005 that Cougar elected to extend the Merger Agreement, with Cougar’s right to extend the Merger Agreement expiring on December 31, 2005. On December 30, 2005, the parties entered into a Second Amendment to the Merger Agreement under which, among other things, the Company agreed to extend the date after which the Company was entitled to terminate the Merger Agreement to January 31, 2006 and Cougar paid the Company $20,000, of which $10,000 represented the fee payable for extending the Merger Agreement through January 31, 2006 and $10,000 represented an advance by Cougar of the fee payable by it in the event the Company terminated the Merger Agreement under the circumstances in which the Company terminated the Merger Agreement. The Company was not obligated to make any payments to Cougar in connection with the termination of the Merger Agreement.

PART  I

ITEM 1.	DESCRIPTION OF BUSINESS.

General

GVC Venture Corp (“GVC” or the “Company”) was incorporated under the laws of the State of Delaware on June 12, 1987. Its principal executive officers are located in the Chrysler Building, 405 Lexington Avenue, Suite 2600, New York, New York 10174 and its telephone number is 212-907-6610.

Available Information

The Company files Annual Reports on Form 10-KSB and Quarterly Reports on Form 10-QSB, files or furnishes Current Reports on Form 8-K, files or furnishes amendments to those reports, and files proxy and information statements with the Securities and Exchange Commission (the “SEC”). These reports and statements may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company has no website.

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

It is anticipated that opportunities may come to GVC’s attention from various sources, including its management, its stockholders, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. While it is not currently anticipated that the Company will engage unaffiliated professional firms, business consultants or finders specializing in business acquisitions, reorganizations or other such transactions to aid in the Company’s efforts, such firms may be retained if management deems it in the best interest of the Company. Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments involving the issuance of securities (including those of the Company), or any combination of these, or other compensation arrangements. Consequently, the Company is currently unable to predict the cost of utilizing such services.

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

Any such transaction would utilize a legal structure or method deemed by management to be suitable. Therefore, in implementing a structure and a particular transaction, the Company may become a party to a merger, “reverse merger,” consolidation, reorganization, tender offer, joint venture, license, purchase or sale of assets, purchase or sale of stock, or other arrangement. Additionally, the Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of GVC with business organizations and there is no assurance that the Company would be the surviving entity. Any business combination may result in a change in control of the Company and substantial dilution to the existing stockholders’ interest in the Company. As part of such a transaction, GVC’s existing directors may resign and new directors may be appointed. The Company’s operations following its consummation of a transaction will be dependent on the nature of the transaction. It is impossible to predict the nature of a transaction in which the Company may participate. There may also be risks inherent in the transaction, the nature and magnitude of which cannot be predicted.

The Company expects to incur losses each quarter until an appropriate transaction is effectuated.

Competition

GVC is in direct competition with many entities in its efforts to locate a suitable business combination or other financial transaction. Competitors include companies similar to the Company with a publicly-held stockholder base but with little or no business activities. Included in the competition for active companies are business development companies, special purpose acquisition companies, venture capital firms, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, merchant bankers, management consultant firms and private individual investors. Many of these entities possess greater financial resources than GVC. Many of these competing entities also possess significantly greater experience and business contacts than GVC’s management.

Government Regulation

The Company is subject to the disclosure requirements of the SEC. In addition, certain provisions of the Sarbanes-Oxley Act of 2002 either are or, by June 30, 2008, will become, applicable to the Company, which could affect the willingness of companies to enter into a business combination with the Company. The SEC and other federal agencies and state legislatures could adopt rules or laws that restrict “reverse mergers” of a nature the Company may consider.

The Company also may be subject to increased governmental regulation following any business combination or other transaction the Company may consummate. It is impossible to predict the nature or magnitude of such regulation, if any.

Employees

The Company currently has no employees. Management of the Company uses, and expects to continue to use, consultants, attorneys and accountants as necessary. It is not expected that the Company will have any full-time or other employees, except as may result as a result of consummating a business combination or other transaction.

ITEM 2.	DESCRIPTION OF PROPERTY.

The Company leases office space at The Chrysler Building, 405 Lexington Avenue, 26th Floor, New York, NY from an unaffiliated party at a monthly rental of $350 under a month to month arrangement.

ITEM 3.	LEGAL PROCEEDINGS.

The Company is not aware of any legal proceeding that is pending against the Company or to which any of its property is the subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART  II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

The Company’s common stock is traded over-the-counter and quoted under the symbol GPAX.OB through the OTC Bulletin Board System. The following are the high and low bid prices for the Company’s common stock for the periods reflected below, as reported by Bloomberg LP Investor Services:

Fiscal Year Ended June 30, 2006	High	Low

First Quarter	$.13	$.09
Second Quarter	$.15	$.09
Third Quarter	$.13	$.11
Fourth Quarter	$.10	$.08

Fiscal Year Ended June 30, 2005

First Quarter	$.04	$.00013
Second Quarter	$.20	$.00013
Third Quarter	$.22	$.06
Fourth Quarter	$.14	$.08

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders

The approximate number of stockholders of record of the Company’s Common Stock on July 21, 2006 was approximately 3,300. The Company estimates that, in addition, there are approximately 2,400 stockholders with shares held in “street name.”

Dividends

The Company has never paid any cash dividend, and it is anticipated that none will be paid in the foreseeable future.

Recent Sales of Unregistered Securities

The Company issued no shares of its capital stock during the year ended June 30, 2006.

Repurchases of Equity Securities

The Company did not repurchase any of its equity securities during the year ended June 30, 2006.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation

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

Results of Operations

Fiscal Year Ended June 30, 2006 compared to Fiscal Year Ended June 30, 2005

During the fiscal years ended June 30, 2005 and 2006, the Company engaged in no operating activities, while seeking potential opportunities for an acquisition, sale, merger or other business transaction.

The Company received fees of $60,000 during the fiscal year ended June 30, 2006 under provisions of the Merger Agreement, which enabled Cougar (see pages 3 and 4 for a discussion of the terminated transaction) to extend the Merger Agreement on a month by month basis by paying a monthly fee of $5,000 from August 1, 2005 through September 30, 2005 and $10,000 per month thereafter, and, in addition, a fee of $10,000 related to the termination of the Merger Agreement. The Merger Agreement was terminated by the Company effective February 1, 2006. The Company had no revenues in the fiscal year ended June 30, 2005, nor has it had revenues since the termination of the Merger Agreement.

Corporate office and administrative expenses in the fiscal year ended June 30, 2006 were $33,000 compared to $25,000 for the fiscal year ended June 30, 2005, primarily for rent, accounting, legal, reporting and stockholder expenses. These expenses were comparable in each year, except for an increase in legal fees as a result of the proposed merger with Cougar.

As a result of the fees received, the Company had net income of $26,000 in the fiscal year ended June 30, 2006 compared to a loss of $26,000 for the fiscal year ended June 30, 2005.

Liquidity and Capital Resources

As of June 30, 2003, the Company had cash of $15,000 and liabilities of $166,000, which included $50,000 owed to each of Mr. Russell Banks and Palisade Investors LLC (“Palisade”), principal stockholders of the Company. In November 2003, an affiliate of Palisade advanced $13,000 to the Company to enable the Company to pay certain expenses. Except for the amounts owed to Mr. Banks and Palisade, which were due in November 2004, all of the Company’s liabilities were current liabilities at June 30, 2003.

On June 30, 2004, pursuant to a Stock Purchase Agreement, dated as of April 29, 2004 (the “Stock Purchase Agreement”), among the Company, Bernard Zimmerman & Company, Inc. (“Zimmerman Company”), Gordon Banks and Berman Industries, Inc. (“Berman Industries”). Zimmerman Company purchased 6,300,000 shares of the Company’s Common Stock for $63,000 (of which shares Zimmerman Company sold 1,300,000 and 300,000 shares to Berman Industries and Conrad J. Gunther, Jr., currently a director of the Company, pursuant to options previously granted by Zimmerman Company to them to purchase such shares at the same $.01 per share paid by Zimmerman Company for such shares); Gordon Banks purchased 1,300,000 shares of the Company’s Common Stock for $13,000; and Berman Industries converted the Company’s $13,000 obligation to it incurred in November 2003 into 1,300,000 shares of the Company’s Common Stock.

In connection therewith, Russell Banks and Palisade agreed to the cancellation and capitalization of the principal (an aggregate of $100,000) and accrued interest on the Company’s obligations to them and the Company’s law firm agreed to defer the Company’s obligations owed it for legal services rendered prior to January 1, 2004 and in connection with the foregoing transactions (an aggregate of approximately $75,000) on a non-interest basis until the earlier of December 31, 2010, the liquidation of the Company or the Company’s merger with, or sale of substantially all of its assets to, or another change in control transaction with, another entity that is approved by the Company’s Board of Directors, following which transaction or series of transactions the current stockholders of the Company immediately preceding the effectiveness of the first of such transactions do not own more than 50% of the outstanding voting power of the resulting entity immediately following the effectiveness of the last of such transactions.

After giving effect to the foregoing and the costs of the transactions, at June 30, 2004, the Company had cash of approximately $89,000 and liabilities of approximately $108,000, all of which are considered, under generally accepted accounting principles, current liabilities (due within one year), including approximately $75,000 which was owed to the Company’s law firm subject to the arrangement described above.

On June 30, 2006, the Company had cash of approximately $85,000 compared to approximately $44,000 at June 30, 2005. The increase over June 30, 2005 was a result of the net income of the Company in the year ended June 30, 2006. While the Company’s liabilities at June 30, 2006 were $105,000, $75,000 thereof remains subject to the payment deferral referred to above.

The Company has no commitment for any capital expenditure. The Company’s cash requirements for the next twelve months are relatively modest, consisting principally of rent, legal, accounting and other expenses relating to filings required under the Securities Exchange Act of 1934 and expenses incurred in its search for a merger candidate or other business

combination.     The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future. The Company believes it has sufficient working capital to continue its efforts for more than one year.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements.

Recent Accounting Changes and New Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements contained in Item 7 of this Report.

ITEM 7.	FINANCIAL STATEMENTS.

The following consolidated financial statements of the Company are contained in this Report on the pages indicated:

Page

Report of Independent Registered Public Accounting Firm	12

Consolidated Financial Statements:

Consolidated Balance Sheets - June 30, 2006 and 2005	13

Consolidated Statements of Operations -
years ended June 30, 2006 and 2005	14

Consolidated Statements of Changes in Stockholders' Equity (Deficit) -
years ended June 30, 2006 and 2005	15

Consolidated Statements of Cash Flows -
years ended June 30, 2006 and 2005	16

Notes to Consolidated Financial Statements	17

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
GVC Venture Corp. and Subsidiaries
New York, New York

We have audited the consolidated balance sheets of GVC Venture Corp. and subsidiaries (the Company) as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GVC Venture Corp. and subsidiaries as of June 30, 2006 and 2005 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations except for the fiscal year ended June 30, 2006, and may require additional capital during fiscal 2007 to fund continuing operations. These items raise substantial doubt about the Company’s ability to continue as a going concern through June 30, 2007. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mahoney Sabol & Company, LLP

Glastonbury, Connecticut
August 3,  2006

GVC VENTURE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2006	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$85	$44

Total current assets	85	44

Other assets	1	1

TOTAL ASSETS	$86	$45

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$105	$90

Total current liabilities	105	90

TOTAL LIABILITIES	$105	$90

Commitments and contingencies
Stockholders' equity:
Common stock, $.01 par value, authorized 50,000,000	142	142
shares, issued and outstanding14,194,516 shares
Preferred stock, $.01 par value, authorized 1,000,000
shares, none issued or outstanding	-	-
Additional paid-in capital	2,266	2,266
Accumulated deficit	(2,427)	(2,453)

Total stockholders' deficit	(19)	(45)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY
	$86	$45

See Notes to Consolidated Financial Statements.

GVC VENTURE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended June 30, 2006 and 2005
(Dollars in thousands, except per share data)

	Years ended June 30,
	2006	2005

Fee Income	$60	$-

Expense:
Corporate office, legal, audit and administrative expenses	$33	25

Total expense	33	25

Income (loss) from operations	27	(25)
Income tax expense	1	1

NET INCOME (LOSS)	$26	$(26)

Basic and diluted income (loss) per share	$-	-

Weighted average common shares outstanding:
Basic and diluted	14,194,516	14,194,516

See Notes to Consolidated Financial Statements.

GVC VENTURE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the years ended June 30, 2006 and 2005
(Dollars in thousands)

	Common Stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, June 30, 2004	14,194,516	142	$2,266	$(2,427)	$(19)

Net loss	-	-	-	(26)	(26)

Balance, June 30, 2005	14,194,516	142	$2,266	$(2,453)	$(45)

Net income	-	-	-	26	26

Balance, June 30, 2006	14,194,516	142	$2,266	$(2,427)	$(19)

See Notes to Consolidated Financial Statements.

GVC VENTURE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years ended June 30,
	2006	2005

Cash Flows from Operating Activities:
Net income (loss)	$26	$(26)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Increase/decrease in operating assets and liabilities:
Accounts payable and accrued expenses	15	(18)
Increase in other assets	-	(1)

Net cash used in operating activities	41	(45)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:	-	-

Net increase/decrease in cash and cash equivalents	41	(45)
Cash and cash equivalents, beginning of year	44	89

Cash and cash equivalents, end of year	$85	$44

Supplemental cash flow disclosures:
Cash payments of interest	$-	$-
Cash payments of income taxes	$1	$1

See Notes to Consolidated Financial Statements.

GVC VENTURE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2006 AND 2005

NOTE 1  –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

The accompanying consolidated financial statements of GVC Venture Corp. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of the Company and its subsidiaries. All significant inter-company transactions and accounts have been eliminated.

Nature of Operations:

The Company currently engages in no operating activities other than seeking potential opportunities for a merger (including reverse merger), acquisition, sale, or other business combination and other financial transactions. The Company currently engages in no operating activities. The Company has been actively seeking merger, acquisition and business combination opportunities with operating businesses and other appropriate financial transactions, including a transaction with a privately held company seeking to operate as a publicly-held company.

Going Concern:

The financial statements have been prepared assuming the Company will continue as a going concern. While the Company had net income of $26,000 for the year ended June 30, 2006, it has experienced losses in prior years which significantly weakened the Company’s financial condition and its potential inability to meet current operating expenses. In addition, the Company’s current liabilities exceed its current assets by $20,000. The appropriateness of using the going concern basis is dependent upon, among other things, the Company’s ability to raise additional capital to fund operating losses and consummate a merger (including reverse merger), acquisition, sale, other business combination or other financial transactions. The uncertainty of obtaining these goals raises doubt about the Company’s ability to continue as a going concern through June 30, 2007. The financial statements do not include any adjustments to the carrying value of the assets and liabilities that might be necessary as a consequence of these uncertainties.

Cash and Cash Equivalents:

Highly liquid instruments purchased with original maturities of three months or less are considered to be cash equivalents.

The Company maintains cash balances at one financial institution. The Federal Deposit Insurance Corporation (FDIC) insures the account up to $100,000. At June 30, 2006 and 2005, all of the Company’s cash balances were FDIC insured.

GVC VENTURE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2006 AND 2005

Estimates:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income Taxes:

The Company utilizes the asset and liability method of accounting for deferred income taxes as prescribed by the Statement of Financial Accounting Standards No. 109 (SFAS 109) “Accounting for Income Taxes.” This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax return and financial statement reporting bases of certain assets and liabilities.

Earnings Per Common Share:

The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”. SFAS No. 128 simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding the effects of any potentially dilutive securities. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The Company had no potentially dilutive securities outstanding in either fiscal 2006 or 2005. Accordingly, basic and diluted shares were the same in each fiscal year.

Basic and diluted income (loss) per common share was calculated using the following number of shares:

	2006	2005

Average shares outstanding	14,194,516	14,194,516

Basic and diluted shares	14,194,516	14,194,516

GVC VENTURE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2006 AND 2005

Stock Options:

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) requires expense for all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. For the Company, this statement is effective as of January 1, 2006. The Company has adopted the modified prospective method, under which compensation cost is recognized beginning with the effective date. The modified prospective method recognizes compensation cost based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and, based on the requirements of SFAS 123, for all awards granted to employees prior to the effective date that remain unvested on the effective date. The Company does not expect to record any expense under SFAS 123(R) as no options are currently outstanding. However, the amount of expense recorded under SFAS 123(R) will depend upon the number of options granted in the future and their valuation.

New Pronouncements:

In July 2002, the Public Company Accounting Reform and Investor Protection Act of 2002 (the Sarbanes-Oxley Act) was enacted. Section 404 stipulates that public companies must take responsibility for maintaining an effective system of internal control. The Act requires public companies to report on the effectiveness of their control over financial reporting and obtain an attest report from their independent registered public accountant about management’s report. The Company is not required to comply with section 404 of the Act until the fiscal year ending June 30, 2008.

The Company has implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial statements.

NOTE  2  –  FINANCIAL INSTRUMENTS:

Concentrations of Credit Risk:

The Company’s financial instruments that could be exposed to concentrations of credit risk consist primarily of cash and cash equivalents (see Note 1).

Fair Value of Financial Instruments:

SFAS No. 107, “Fair Value of Financial Instruments,” requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of the

GVC VENTURE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2006 AND 2005

Company’s financial instruments (cash and cash equivalents) approximate their fair value because of the short maturity of these instruments.

NOTE  3  —  STOCK OPTIONS: No options were granted during fiscal 2006 or fiscal 2005 and there are currently no options outstanding.

NOTE  4  —  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consisted of the following at June 30, 2006 and 2005:

	2006	2005

Administrative expenses	$ 5,000	$ 5,000
Professional fees	98,000	83,000
State and local taxes	2,000	2,000

Total	$105,000	$90,000

NOTE  5  —  COMMITMENTS AND CONTINGENCIES:

Since July 4, 2005, the Company has leased office space in New York City for approximately $350 per month on a month to month basis. Rent expense totaled approximately $4,200 for each of the years ended June 30, 2005 and 2006.

NOTE  6  —  INCOME TAXES:

The income tax provision consists of the following for the years ended June 30, 2006 and 2005:

	2006	2005

Current:
Federal	$-	-
State	1,000	1,000

Total current	$1,000	$1,000

Deferred:
Federal	$-	-
State	-	-

Total deferred	-	-

Total tax provision	$1,000	$1,000

At June 30, 2006, there were no deferred tax assets or liabilities recognized for taxable temporary differences.

The Company establishes a valuation allowance in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates

GVC VENTURE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2006 AND 2005

that it is more likely than not that the benefits will be realized. At June 30, 2006 and 2005, the Company has provided a valuation allowance against all of its net deferred tax assets due to the uncertainty of realizing any benefit therefrom in the future.

A reconciliation of the income tax provision computed by applying the federal and state statutory rates to income before taxes to the actual income tax provision for the years ended June 30, 2005 and 2004 is as follows:

	2006	2005

Federal provision of statutory rate	$-	$-
State provision at statutory rate	1,000	1,000
Valuation allowance and other	-	-

Total	$1,000	$1,000

At June 30, 2006, the Company had available net operating loss (NOL) carryforwards of approximately $2,374,000 for federal income tax purposes, which expire from 2006 to 2025. However, because of an ownership change that occurred on June 30, 2004, the federal NOLs are subject to certain annual limitations. This is because certain substantial ownership changes, as defined in Internal Revenue Code Section 382, limit the utilization of the available NOLs and tax credit carryforwards (the Section 382 Limitation). The Section 382 Limitation is calculated by multiplying the fair market value of the loss corporation immediately preceding the change of ownership by the long-term, tax-exempt rate prescribed by the IRS. Because of the change in ownership on June 30, 2004, and based on the Section 382 Limitation calculation, the Company will be allowed to use approximately $6,500 of its federal NOLs per year until they would otherwise expire for federal NOLs generated prior to June 30, 2004.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 17, 2004, the Board of Directors of the Company terminated the Company’s relationship with J.H. Cohn LLP (“J.H. Cohn”) as the Company’s independent public accountants, and retained Mahoney, Sabol & Company, LLP (“Mahoney Sabol”) as the Company’s independent public accountants. J.H. Cohn was engaged by the Company on June 30, 2004 but had not as yet commenced its audit of the Company’s financial statements as at and for the year ended June 30, 2004. J. H. Cohn had been engaged to replace Ernst & Young (“Ernst & Young”) which had resigned as the Company’s independent public accountants on December 9, 2003. The appointment of Mahoney Sabol to replace J.H. Cohn was reported in the Company’s Current Report on Form 8-K dated (date of earliest event reported) August 17, 2004 filed with the SEC on August 24, 2004; the appointment of J.H. Cohn was reported in the Company’s Current Report on Form 8-K dated (date of earliest event reported) June 30, 2004 filed with the SEC on July 2, 2004; and the resignation of Ernst & Young was reported in the Company’s Current Report on Form 8-K dated (date of earliest event reported) December 9, 2003 filed with the SEC on December 12, 2003.

Because J.H. Cohn had not audited any financial statements of the Company, J.H. Cohn had not issued any report on the financial statements of the Company for either of the past two fiscal years. Except for a “going concern” qualification contained in the report of Ernst & Young LLP on the Company’s financial statements for the year ended June 30, 2003, Ernst & Young’s reports on the Company’s financial statements for the years ended June 30, 2002 and 2003 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

There were no disagreements with either J.H. Cohn or Ernst & Young, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of J.H. Cohn or Ernst & Young, would have caused J.H. Cohn or Ernst & Young to make reference to the subject matter of the disagreements in connection with reports on the Company’s consolidated financial statements for the years ended June 30, 2004, 2003 or 2002. No such disagreement was discussed with the Board of Directors or any Committee of the Board of Directors of the Company.

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

The Company provided Ernst & Young and J.H. Cohn with copies of the Current Report on Form 8-K reflecting their respective cessation to serve as the Company’s independent public accountants and requested each to furnish the Company with a letter addressed to the SEC stating whether it agrees with the statements made by the Company and each issued such letters. The letters were attached as exhibits to the Current Report on Form 8-K reflecting their respective cessation to serve as the Company’s independent public accountants.

The Company also provided J. H. Cohn and Mahoney Sabol with a copy of the Current Report on Form 8-K reflecting their respective appointment as the Company’s independent public accountants and provided them with the opportunity to furnish the Company with a letter addressed to the SEC containing any new information, clarification of the Company’s expression of its views or the respects in which it did not agree with the statements made in such Report. Neither issued any such letter.

ITEM 8A.	CONTROLS AND PROCEDURES.

As of the end of the period covered by this Report, the Company’s President, principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, this officer concluded that, as of the date of his evaluation, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including that officer, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the fiscal year ended June 30, 2006.

ITEM 8B.	OTHER INFORMATION

None.

PART  III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Identification of Current Directors and Executive Officers

Background of Directors and Officers

Bernard Zimmerman, 73, became Chairman of the Board, President, Chief Executive Officer, Treasurer and a director of the Company on June 30, 2004. He has been President and Treasurer of Bernard Zimmerman & Company, Inc., a financial and management consulting firm (“Zimmerman Company”), since 1972. Since July 2003, Mr. Zimmerman has also served as President and Chief Executive Officer and a director of FCCC, Inc., a company engaged in seeking mergers, acquisitions, other business combinations and financial transactions. Mr. Zimmerman also serves as a director and member of the Audit Committee of Sbarro, Inc. Mr. Zimmerman has been a certified public accountant in New York for more than the past thirty-five years.

Gordon Banks, 50, has served as a director of the Company since its inception in 1987. He served as President of the Company from June 1988 until June 30, 2004 and Chief Executive Officer of the Company from September 2003 until June 2004. From its inception in 1987 until June 1988, Mr. Banks served as Vice President of the Company. Since November 1988, Mr. Banks has been co-director of Enviro Stables Ltd., a company engaged in acquiring, breeding, racing and selling horses.

Conrad J. Gunther, Jr., 59, became a director of the Company on June 30, 2004. He has been President of E-Billsolutions, Inc., an independent sales organization that assists merchants in arranging the processing of their credit card transactions, since 2000. From 1994 until 2000, Mr. Gunther served as President of C J Gunther & Associates, a provider of financial and management consulting services, and Managing Director of The Allied Group, an insurance brokerage firm. From 1989 until 1994 Mr. Gunther served as Executive Vice President and Chief Operating Officer of North Fork Bancorporation, a bank holding company. Mr. Gunther is also a director of CVD Equipment Corporation.

Marc J. Hanover, 56, has served as Secretary of the Company since its inception in 1987. He served as Vice President-Finance, Chief Financial Officer and Treasurer of the Company from its inception in 1987 until June 30, 2004. Since November 1988, Mr. Hanover has been co-director of Enviro Stables Ltd., a company engaged in acquiring, breeding, racing and selling horses.

Gordon Banks serves as a Class I director, Conrad J. Gunther, Jr. serves as a Class II director and Bernard Zimmerman serves as a Class III director of the Company. Class I directors were scheduled to serve until the 2004 Annual Meeting of Stockholders, Class II directors were scheduled to serve until the 2005 Annual Meeting of Stockholders and Class III directors are scheduled to serve until the 2006 Annual Meeting of Stockholders, respectively, and until their respective successors are elected and qualified. Annual Meetings of Stockholders are scheduled to be held during the month of December in each such year. No Annual Meeting of Stockholders was held in 2004 or 2005.

Officers hold office at the pleasure of the Board of Directors.

Stockholders Agreement

Pursuant to the Stockholders Agreement described under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Stockholders Agreement” in Item 11 of this Report, all shares subject thereto, which presently constitute 83.7% of the Company outstanding Common Stock, are to be voted for the election of one director selected by Russell Banks, Janice Banks and Gordon Banks, one director selected by Palisade and Berman Industries, Inc. (“Berman Industries”), and a number of directors that would constitute a majority of the Board selected by Zimmerman Company. Pursuant thereto, the Banks Family nominated Gordon Banks and Zimmerman Company nominated Bernard Zimmerman and Conrad J. Gunther, Jr. for election as directors at the Company’s Special Meeting of Stockholders held on June 30, 2004, and each was elected. Palisade and Berman Industries did not nominate a director at that Meeting.

Board Committees

Because the Company’s securities are not listed on an exchange or quoted on an automated inter-dealer quotation system, the Company’s Board of Directors has not established Audit, Compensation or Nominating Committees.

Audit Committee Financial Expert

The Board of Directors of the Company has determined that Bernard Zimmerman qualifies as an “audit committee financial expert,” as that term is defined in Item 401(e) of Regulation S-B. Mr. Zimmerman is also Chairman of the Board, President, Chief Financial Officer, a director and a principal stockholder of the Company and, therefore, is not an independent director.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of the Company’s Common Stock, to file initial reports of ownership, and reports of changes of ownership, of the Company’s equity securities with the SEC and furnish copies of those reports to the Company. Based on a review of reports furnished to the Company and information available to the Company regarding the record ownership of shares, the Company believes that all reports required to be filed by such persons with respect to the Company’s fiscal year ended June 30, 2006 were timely filed.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions, a copy of which is filed as Exhibit 14.1 to this Report which is incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Forms 10-KSB for the year ended June 30, 2004.

ITEM 10.	EXECUTIVE COMPENSATION.

Executive Compensation

No executive officer has received any cash compensation, long-term compensation or other compensation during the past three fiscal years.

Option Grants in Last Fiscal Year

No options to purchase shares of the Company’s Common Stock were granted by the Company to any executive officer during fiscal 2006.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

No options to purchase shares of the Company’s Common Stock were exercised by any executive officer during fiscal 2006 and no options to purchase shares of the Company’s Common Stock were outstanding at June 30, 2006.

Remuneration of Directors

The Company has no arrangements pursuant to which directors are compensated for services provided as a director. No director received compensation for services for the fiscal year ended June 30, 2006.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ANDMANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information, as at July 21, 2006, with respect to the shares of Common Stock beneficially owned by (i) any person (including any “group,” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent of the Company’s outstanding Common Stock, (ii) each executive officer of the Company, (iii) each director of the Company and (iv) all executive officers and directors of the Company as a group, in each case without giving effect to the Stockholders Agreement described below:

Beneficial Owner	Amount and Nature Of Beneficial Ownership (1)		Percent Of Class
Bernard Zimmerman & Co. Inc.	4,700,000	(1)	33.1%
18 High Meadow Road
Weston, CT 06883
Berman Industries, Inc.	2,600,000	(1)	18.3%
1 Bridge Plaza
Ft. Lee, NJ 07024
Gordon Banks	1,549,808	(1)	10.9%
25 Fifth Avenue, Apt. 10B
New York, NY 10003

Beneficial Owner	Amount and Nature Of Beneficial Ownership (1)		Percent Of Class
Palisade Investors LLC	1,504,545	(1)	10.6%
1 Bridge Plaza
Fort Lee, NJ 07024
Russell Banks	980,761	(1)(2)	6.9%
330 South Ocean Blvd
Palm Beach, FL 33480
Janice Banks	543,395	(1)(3)	3.8%
330 South Ocean Beach
Palm Beach, FL 33480
Conrad J. Gunther, Jr	300,000	(4)	2.1%
249 Jennings Road
Cold Spring Harbor, NY 11724
Marc J. Hanover	194,148		1.4%
200 East 66th Street, #B603
New York, NY 10021
Directors and executive officers as a	6,743,956		47.5%
group (four persons)

_________________

(1)	Excludes shares held by others that are subject to the Stockholders Agreement described below. As a result of that Stockholders Agreement, the shares subject thereto may be deemed, under applicable SEC rules, to be beneficially owned by each party of the Stockholders Agreement by virtue of sharing voting power. If such shares were included as beneficially owned by each referenced beneficial owner, their beneficial ownership would be as follows:

Beneficial Owner	Amount of Shares	Percent of Class
Bernard Zimmerman & Co. Inc.	11,884,353	83.7%

Berman Industries, Inc.	11,884,353	83.7%

Gordon Banks	11,884,353	83.7%

Palisade Investors LLC	11,884,353	83.7%

Russell Banks	11,885,114	83.7%

Janice Banks	12,177,748	83.7%

(2)	Includes (a) 980,000 shares as to which Russell Banks has shared voting (see Note 1) and sole dispositive power and (b) 761 shares as to which Russell Banks is trustee with sole voting and dispositive power. Excludes (a) 250,000 shares owned by Janice Banks, Mr. Banks’ wife and (b) 293,395 shares held by The Russell Banks Family Trust as to which Mr. Banks’ wife, and a third party are the trustees and share voting and dispositive power (see Note 3), as to all of which shares Mr. Banks disclaims beneficial ownership.

(3)	Includes (a) 250,000 shares as to which Janice Banks has shared voting (see Note 1) and sole dispositive power and (b) 293,395 shares held by The Russell Banks Family Trust as to which Janice Banks and a third party are the trustees and share voting and dispositive power.

(4)	These shares are subject to the Stockholders Agreement described below. Accordingly, Mr. Gunther has dispositive power but not (as to the election of directors) voting power with respect to these shares.

Zimmerman Company and Bernard Zimmerman may be deemed to control the Company by virtue of the stock ownership of Zimmerman Company, the positions held by Bernard Zimmerman and the ability of Zimmerman Company, pursuant to the Stockholders Agreement described below, to elect a majority of the members of the Company’s Board of Directors.

Stockholders Agreement

On April 29, 2004, Zimmerman Company, Russell Banks, Janice Banks (wife of Russell Banks) and Gordon Banks (collectively, the “Banks Family”), Palisade and Berman Industries entered into a Stockholders Agreement (later joined in by Conrad J. Gunther, Jr.) pursuant to which they have agreed, with respect to an aggregate of 11,884,353 shares of the Company’s Common Stock owned of record by them (and any of the shares subject to the Stockholders Agreement that they may transfer to third persons, including shares Zimmerman Company transferred to Berman Industries and Conrad J. Gunther), that such shares will be voted, among other things, for the election of one director selected by the Banks Family, one director selected by Palisade and Berman Industries, and a number of directors that would constitute a majority of the Board selected by Zimmerman Company. Pursuant thereto, the Banks Family nominated Gordon Banks and Zimmerman Company nominated Bernard Zimmerman and Conrad J. Gunther, Jr. for election at the Company’s Special Meeting of Stockholders held on June 30, 2004 (the “Meeting”). Palisade and Berman Industries did not nominate a director at the Meeting and have advised the Company that they do not anticipate nominating a director at the current time.

The Stockholders Agreement is to terminate on the earliest to occur of: (i) December 31, 2006 or (ii) the liquidation of the Company or the Company’s merger with, or sale of substantially all of its assets to, or another change in control transaction with, another entity that is approved by the Board of Directors, following which transaction or series of transactions the stockholders of the Company immediately prior to the first of such transactions do not own more than 50% of the outstanding voting power of the resulting entity at the effective date of the last of such transactions.

Securities Authorized for Issuance Under Equity Compensation Plans

At June 30, 2006, the Company had no compensation plans or individual compensation arrangements, whether or not approved by the Company’s security holders, under which any equity securities or options, warrants or rights to acquire equity securities are outstanding or authorized for issuance.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Not Applicable.

ITEM 13.	EXHIBITS

Exhibits.

[x]2.1(a)	Agreement and Plan of Merger dated as of June 27, 2005 by and among the Company, GVC Acquisition Corp. and Cougar
Biotechnology, Inc.

xx2.1(b)	First Amendment, dated October 7, 2005, to the Merger Agreement by and among the Company, MergerCo and Cougar.

xxx2.1(c)	Second Amendment, dated December 30, 2005, to the Merger Agreement by and among the Company, MergerCo. and Cougar.

*3.1(a)	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 12, 1987.

*3.1(b)	Certificate of Amendment to the Company's Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on December 19, 1989.

*3.1(c)	Certificate of Amendment to the Company's Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on December 6, 2000.

*3.1(d)	Certificate of Amendment to the Company's Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 30, 2004.

**3.2	By-laws of the Company.

*14.1	Code of Ethics for Principal Executive Officers and Senior Financial Officers.

†99.1	Stock Purchase Agreement, dated as of April 29, 2004, by and among the Company, Bernard Zimmerman & Company, Inc., Berman Industries, Inc. and Gordon Banks.

†99.2	Stockholders Agreement, dated as of April 29, 2004, by and among Bernard Zimmerman & Company, Inc., Palisade
Investors LLC, Berman Industries, Inc., Russell Banks, Janice Banks and Gordon Banks.

31.1	Section 302 Certification of Principal Executive Officer and Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

_________________

x	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) June 27, 2005, File No. 000-15862.

xx	Incorporated by reference to Exhibit 2.1(b) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 7, 2005, File No. 000-15862.

xxx	Incorporated by reference to Exhibit 2.1(c) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) December 30, 2005, File No. 000-15862.

*	Incorporated by reference to the same numbered exhibit in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004.

**	Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company's Registration of Securities on Form 10 filed on June 16, 1987, File 10, File No. 0-15862.

†	Incorporated by reference to the same numbered exhibit in the Company’s Current Report on Form 8-K dated (date of earliest event reported) April 29, 2004.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Principal Accountant Fees and Services

The only fees incurred by the Company for services rendered for the fiscal years ended June 30, 2006 and 2005 by the Company’s independent public accountants were $4,000 charged each year by Mahoney Sabol & Company, LLP (“Mahoney Sabol”).

Audit Fees

Mahoney Sabol billed $3,000 for the audits of the Company’s consolidated financial statements for the years ended June 30, 2006 and 2005, respectively, and for its review of the Company’s interim consolidated financial statements included in Quarterly Reports on Form 10-QSB filed by the Company during the years audited.

Audit-Related Fees

Mahoney Sabol did not render any non-audit-related services during fiscal 2006 or 2005.

Tax Fees

Mahoney Sabol billed $1,000 for its services in connection with the preparation of the Company’s federal, state and local income tax returns for each of the years ended June 30, 2006 and 2005.

Other Fees

The Company’s independent auditors performed no other services for the Company during either fiscal 2006 or 2005.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Board of Directors’ present policy is to pre-approve all audit services and permissible non-audit services provided by the independent auditors. All services performed by the Company’s independent auditors in fiscal 2006 and 2005 were pre-approved by the Board of Directors. It is expected that pre-approval will be for periods up to one year for services to be set forth in engagement letters approved by the Board of Directors that are detailed as to the particular service or category of services to be provided and subject to a specific budget.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GVC VENTURE CORP.

Dated: August 3, 2006
By: /s/ Bernard Zimmerman
Bernard Zimmerman,
President, Principal Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Bernard Zimmerman	President, (Principal Executive	August 3, 2006
Bernard Zimmerman	Officer), Treasurer (Principal Financial
and Accounting Officer) and
Director

/s/ Gordon Banks		August 3, 2006
Gordon Banks	Director

/s/ Conrad J. Gunther, Jr.		August 3, 2006
Conrad J. Gunther, Jr.	Director

EXHIBIT INDEX

Exhibit No.	Description

[x]2.1(a)	Agreement and Plan of Merger dated as of June 27, 2005 by and among the Company, GVC Acquisition Corp. and Cougar
Biotechnology, Inc.

xx2.1(b)	First Amendment, dated October 7, 2005, to the Merger Agreement by and among the Company, MergerCo and Cougar.

xxx2.1(c)	Second Amendment, dated December 30, 2005, to the Merger Agreement by and among the Company, MergerCo. and Cougar.

*3.1(a)	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 12, 1987.

*3.1(b)	Certificate of Amendment to the Company's Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on December 19, 1989.

*3.1(c)	Certificate of Amendment to the Company's Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on December 6, 2000.

*3.1(d)	Certificate of Amendment to the Company's Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 30, 2004.

**3.2	By-laws of the Company.

*14.1	Code of Ethics for Principal Executive Officers and Senior Financial Officers.

†99.1	Stock Purchase Agreement, dated as of April 29, 2004, by and among the Company, Bernard Zimmerman & Company, Inc.,
Berman Industries, Inc. and Gordon Banks.

†99.2	Stockholders Agreement, dated as of April 29, 2004, by and among Bernard Zimmerman & Company, Inc., Palisade
Investors LLC, Berman Industries, Inc., Russell Banks, Janice Banks and Gordon Banks.

31.1	Section 302 Certification of Principal Executive Officer and Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

_________________

x	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) June 27, 2005, File No. 000-15862.

xx	Incorporated by reference to Exhibit 2.1(b) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) October 7, 2005, File No. 000-15862.

xxx	Incorporated by reference to Exhibit 2.1(c) to the Company’s Current Report on Form 8-K dated (date of earliest event reported) December 30, 2005, File No. 000-15862.

*	Incorporated by reference to the same numbered exhibit in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004.

**	Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company's Registration of Securities on Form 10 filed on June 16, 1987, File 10, File No. 0-15862.

†	Incorporated by reference to the same numbered exhibit in the Company’s Current Report on Form 8-K dated (date of earliest event reported) April 29, 2004.