Form 10QSB
period 2006-09-30
GVC VENTURE CORP
filed 2006-11-03
CIK 814286

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended September 30, 2006

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

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of latest practicable date: As of October 27, 2006, there were 14,194,516 shares of Common Stock, $.01 par value per share outstanding.

        Transitional Small Business Disclosure Format: Yes        No

Item 1.	Financial Statements

GVC VENTURE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	June 30,
	2006 (Unaudited)	2006 (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$78	$85

Total current assets	78	85

Other assets	1	1

TOTAL ASSETS	$79	$86

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$105	$105

Total current liabilities	105	105

TOTAL LIABILITIES	105	105

Commitments and contingencies	-	-
Stockholders' equity:
Common stock, $.01 par value, authorized
50,000,000 shares, issued and outstanding
14,194,516 shares	142	142
Preferred stock, $.01 par value, authorized
1,000,000 shares, none issued or outstanding	-	-
Additional paid-in capital	2,266	2,266
Accumulated deficit	(2,434)	(2,427)

Total stockholders' deficit	(26)	(19)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$79	$86

See notes to consolidated financial statements.

GVC VENTURE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended September 30,

	2006	2005

Fee income	$-	$10
Expense:
Corporate office, legal, audit and administrative expenses	6	9

Total expense	6	9

Income (loss) from operations	(6)	1
Income tax expense	1	-

Net income (loss)	$(7)	$1

Basic and diluted income (loss) per share	-	-

Weighted average common shares outstanding:
Basic and diluted	14,194,516	14,194,516

See notes to consolidated financial statements.

GVC VENTURE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2006 (audited)	14,194,516	$142	$2,266	$(2,427)	$(19)
Net loss (unaudited) for the three months ended September 30, 2006	-	-	-	(7)	(7)

Balance, September 30, 2006 (unaudited)	14,194,516	$142	$2,266	$(2,434)	$(26)

See notes to consolidated financial statements.

GVC VENTURE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities:

Net income (loss)	$(7)	$1

Adjustments to reconcile net income (loss) to cash provided by operating activities:
Increase (decrease) in operating assets and liabilities:	-	-
Increase (decrease) in accounts payable and accrued expenses	-	-

Net cash used by operating activities	(7)	1

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:	-	-

Net increase (decrease) in cash and cash equivalents	(7)	1
Cash and cash equivalents, beginning of period	85	44

Cash and cash equivalents, end of period	$78	$45

Supplemental cash flow disclosures:
Cash payments of interest	$-	$-
Cash payments of income taxes	$1	$2

See notes to consolidated financial statements.

GVC VENTURE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A  —  BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of GVC Venture Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included herein. The consolidated balance sheet presented herein as of June 30, 2006 was derived from the Company’s audited consolidated financial statements as of and for the year ended June 30, 2006. Operating results are not necessarily indicative of the results that may be expected for the year ending June 30, 2007 or other future periods. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006.

NOTE B  —  NATURE OF OPERATIONS:

For several years, the Company has been engaged in no operating activities other than seeking potential opportunities for an acquisition, sale, reverse merger or other business combination with operating businesses and other appropriate financial transactions, including a transaction with a privately held company seeking to operate as a publicly-held company. On June 27, 2005, the Company entered into a Merger Agreement with a development stage biopharmaceutical company that in-licenses and develops novel therapeutics for the treatment of cancer, principally prostate cancer. The Merger Agreement contemplated a subsidiary of the Company merging with and into the biopharmaceutical company. On January 30, 2006, the Company notified the biopharmaceutical company that the Company was terminating the Merger Agreement effective on February 1, 2006. (See “Management’s Discussion and Analysis or Plan of Operation – General,” on page 7.)

NOTE C  —  ESTIMATES:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE D  —  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consisted of the following at September 30 and June 30, 2006:

	September 30,	June 30,
	2006	2006

Administrative expenses	$5,000	$5,000
Professional fees	98,000	98,000
State and local taxes	2,000	2,000

Total	$105,000	$105,000

Item 2.	Management’s Discussion and Analysis or Plan of Operation

General

For several years, including the quarters ended September 30, 2006 and 2005, the Company has engaged in no operating activities, while seeking potential opportunities for an acquisition, sale, merger, including a reverse merger, or other business or financial transaction.

On June 27, 2005, the Company entered into a Merger Agreement with a development stage biopharmaceutical company that in-licenses and develops novel therapeutics for the treatment of cancer, presently principally prostate cancer. The Merger Agreement contemplated a subsidiary of the Company merging with and into the biopharmaceutical company, with the Company remaining as a publicly-held company. Had the contemplated transaction been consummated, the stockholders of the biopharmaceutical company would have controlled the Company. On January 30, 2006, the Company notified the biopharmaceutical company that, pursuant to the terms of the Merger Agreement, the Company was terminating the Merger Agreement effective February 1, 2006.

Either party had the right to terminate the Merger Agreement if a closing did not occur by July 31, 2005, with the biopharmaceutical company having the right to extend the Merger Agreement for up to a maximum of five months by paying the Company $5,000 for each month such termination date was extended. Pursuant to a First Amendment to the Merger Agreement, on October 7, 2005, the parties agreed to increase the cash payment to $10,000 for each month beyond September 30, 2005 that the biopharmaceutical company elected to extend the Merger Agreement, with the biopharmaceutical company’s right to extend the Merger Agreement expiring on December 31, 2005. On December 30, 2005, the parties entered into a Second Amendment to the Merger Agreement under which, among other things, the Company agreed to extend the date after which the Company was entitled to terminate the Merger Agreement to January 31,

2006 and the biopharmaceutical company paid the Company $20,000, of which $10,000 represented the fee payable for extending the Merger Agreement through January 31, 2006 and $10,000 represented an advance by the biopharmaceutical company of the fee payable by it in the event the Company terminated the Merger Agreement under the circumstances in which the Company had the right to terminate the Merger Agreement. The Company was not obligated to make any payments to the biopharmaceutical company in connection with the termination of the Merger Agreement.

The monthly payments that were being received by the Company under the Merger Agreement had been sufficient to offset its limited operating expenses. However, with the termination of the Merger Agreement, since the Company does not expect to have active operations, unless and until another transaction is effectuated, the Company does not expect to achieve sufficient income to offset its operating expenses, resulting in operating losses that are expected to require the Company to use, and thereby reduce, its cash balance.

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

Results of Operations

Quarter Ended September 30, 2006
Compared to the Quarter Ended September 30, 2005

The Company received fees of $10,000 during the quarter ended September 30, 2005 under a provision of the Agreement discussed under “General” on page 7 enabling the biopharmaceutical company to extend the Agreement on a month by month basis through December 31, 2005 by paying a monthly fee of $5,000 for August and September 2005 and $10,000 per month thereafter. The Company had no fee income in the quarter ended September 30, 2006.

The Company incurred corporate office, legal, audit and administrative expenses of $6,000 in the fiscal quarter ended September 30, 2006 compared to $9,000 for the same three month period in 2005, also primarily for corporate office, accounting, legal, reporting and stockholder expenses. The decrease was primarily due to the absence of costs incurred in connection with the proposed merger discussed under “General” on page 7 and the operations of the Company.

As a result, the Company had a net loss of $7,000 in the quarter ended September 30, 2006 compared to net income of $1,000 in the quarter ended September 30, 2005.

Liquidity and Capital Resources

The Company had cash on hand at September 30, 2006 of $78,000 compared to $85,000 at June 30, 2006 and $45,000 at September 30, 2005. The reduction since June 30, 2006 was due primarily to losses sustained by the Company.

The Company has no commitment for any capital expenditure. The Company’s cash requirements for the next twelve months are relatively modest, consisting principally of rent, legal, accounting and other expenses relating to filings required under the Securities Exchange Act of 1934, stockholder expenses and other expenses that are expected to be incurred in its search for an acquisition candidate or other business or financial transaction.

The Company believes it has sufficient working capital to continue its efforts for more than one year. The Company does not have any arrangements with banks or other financial institutions with respect to the availability of financing in the future.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements within the meaning of Item 303(c) of Regulation S-B.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) “Share-based payment,”(“SFAS 123(R)”). SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. This guidance became effective for the Company with the quarter ended March 31, 2006. With limited exceptions, the amount of compensation cost is now measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are to be re-measured each reporting period. Compensation cost is to be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaced SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under Accounting Principles Board Opinion No. 25, if the exercise price of stock options granted by the Company equaled or exceeded the market price of the underlying stock on the date of grant, no compensation cost was recognized. SFAS 123(R) did not effect the Company for any of the reported periods since no stock options have been granted since January 1, 2006 and no options were outstanding at January 1, 2006. SFAS 123(R) may effect the Company in the future if it issues share-based compensation.

In July 2002, the Sarbanes-Oxley Act of 2002 was enacted. Section 404 of the act stipulates that public companies must take responsibility for maintaining an effective system of internal control. The act requires public companies to report on the effectiveness of their control over financial reporting and obtain an attest report from their independent registered public accountant about management’s report. The

Company is not required to comply with section 404 of the act until the fiscal year ending June 30, 2008.

Forward Looking Statements

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

These risks and uncertainties, many of which are not within the Company’s control, include, but are not limited to:

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

        As of the end of the period covered by this Report, the Company’s President, who is its principal executive officer and is also its Treasurer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, this officer concluded that, as of the date of his evaluation, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including that officer, to allow timely decisions regarding required disclosure.

        During the period covered by this Report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GVC VENTURE CORP.

Date: November 3, 2006	By: /s/ Bernard Zimmerman, President Bernard Zimmerman, President
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