Form 10QSB
period 2006-12-31
GVC VENTURE CORP
filed 2007-02-02
CIK 814286

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended December 31, 2006

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

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of latest practicable date: As of January 26, 2007, there were 14,194,516 shares of Common Stock, $.01 par value per share outstanding.

Transitional Small Business Disclosure Format:    Yes      No

Item 1.	Financial Statements

GVC VENTURE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2006 (Unaudited)	June 30, 2006 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$73	$85

Total current assets	73	85
Other assets	1	1

TOTAL ASSETS	74	$86

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$105	$105

Total current liabilities	105	105

TOTAL LIABILITIES	105	105

Commitments and contingencies		-
Stockholders' equity:
Common stock, $.01 par value, authorized
50,000,000 shares, issued and outstanding
14,194,516 shares	142	142
Preferred stock, $.01 par value, authorized
1,000,000 shares, none issued or outstanding	-	-
Additional paid-in capital	2,266	2,266
Accumulated deficit	(2,439)	(2,427)

Total stockholders' deficit	(31)	(19)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$74	$86

See notes to consolidated financial statements.

GVC VENTURE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended December 31,
	2006	2005
Fee and other income	$1	$30
Expense:
Corporate office, legal, audit and
administrative expenses	6	3

Total expense	6	3

Income (loss) from operations	(5)	27
Income tax expense	-	-

Net income (loss)	$(5)	$27

Basic and diluted income (loss) per share	-	-

Weighted average common shares outstanding:
Basic and diluted	14,194,516	14,194,516

See notes to consolidated financial statements.

GVC VENTURE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Six Months Ended December 31,
	2006	2005
Fee and other Income	$1	$40
Expense:
Corporate office legal, audit and
administrative expenses	12	12

Total expense	12	12

Income (loss) from operations	(11)	28
Income tax expense	1	-

Net income (loss)	$(12)	$28

Basic and diluted income (loss) per share	-	-

Weighted average common shares outstanding:
Basic and diluted	14,194,516	14,194,516

See notes to consolidated financial statements.

GVC VENTURE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2006 (audited)	14,194,516	$142	$2,266	$(2,427)	$(19)
Net loss (unaudited) for the six
months ended December 31, 2006	-	-	-	(12)	(12)

Balance, December 31, 2006
(unaudited)	14,194,516	$142	$2,266	$(2,439)	$(31)

See notes to consolidated financial statements.

GVC VENTURE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(Dollars in thousands)

	Six Months Ended December 31,
	2006	2005
Cash Flows from Operating Activities:
Net income (loss)	$(12)	$28
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Increase in other assets	-	-
Decrease in accounts payable and accrued expenses	-	-

	(12)	-
Net cash used by operating activities	-	-
Cash Flows from Investing Activities:	-	-
Cash Flows from Financing Activities:	-	-

Net increase (decrease) in cash and cash equivalents	(12)	28
Cash and cash equivalents, beginning of period	85	44

Cash and cash equivalents, end of period	$73	$72

Supplemental cash flow disclosures:
Cash payments of interest	$-	$-
Cash payments of income taxes	$1	$2

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

NOTE B — NATURE OF OPERATIONS:

For several years, the Company has been engaged in no operating activities other than seeking potential opportunities for an acquisition, sale, reverse merger or other business combinations with operating businesses and other appropriate financial transactions, including a transaction with a privately held company seeking to operate as a publicly-held company. On June 27, 2005, the Company entered into a Merger Agreement with a development stage biopharmaceutical company that in-licenses and develops novel therapeutics for the treatment of cancer, principally prostate cancer. The Merger Agreement contemplated a subsidiary of the Company merging with and into the biopharmaceutical company. On January 30, 2006, the Company notified the biopharmaceutical company that the Company was terminating the Merger Agreement effective on February 1, 2006. (See “Management’s Discussion and Analysis or Plan of Operation – General,” on page 8.)

NOTE C — ESTIMATES:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE D – ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consisted of the following at December 31 and June 30, 2006:

	December 31, 2006	June 30, 2006
Administrative expenses	$5,000	$5,000
Professional fees	98,000	98,000
State and local taxes	2,000	2,000

Total	$105,000	$105,000

Item 2.	Management’s Discussion and Analysis or Plan of Operation

General

For several years, including the quarters ended December 31, 2006 and 2005, the Company has engaged in no operating activities, while seeking potential opportunities for an acquisition, sale, merger, including a reverse merger, or other business or financial transaction.

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

The Company plans to continue as a public entity and to actively seek other merger (including a reverse merger), acquisition and business combination opportunities with operating businesses or other business or financial transactions, including with a privately-held company seeking to operate as a publicly-held company. However, there can be no assurance that this plan will be successfully implemented. At this time, the Company has no other arrangements, commitments or understandings for the completion of any merger, acquisition or business combination candidate. The Company has not, to date, set any specific criteria or models for any such other transaction.

The Company believes it has sufficient working capital to continue its efforts for more than one year.

Results of Operations

Quarter and Six Months Ended December 31, 2006
Compared to the Quarter and Six Months Ended December 31, 2005

The Company had no revenues in the quarters ended September 30, 2006 and December 31, 2006 except for $1,000 in interest income. The Company received fees of $10,000 and $30,000 during the quarters ended September 30, 2005 and December 31, 2005, respectively, or a total of $40,000 for the six months ended December 31, 2005, under a provision of the merger agreement discussed under “General,” on page 8, enabling the development stage biopharmaceutical company to extend the Merger Agreement on a month by month basis through December 31, 2005 by paying a monthly fee of $5,000 from August 1, 2005 through September 30, 2005 and $10,000 per month thereafter.

Corporate office and administrative expenses primarily for rent, audit, legal, reporting and stockholder expenses in the three and six months ended December 31, 2006 totaled $6,000 and $12,000, respectively, compared to $3,000 and $12,000 for the respective same periods in 2005. The increase of $3,000 in the three months ended December 31, 2006 over comparable period in 2005 was due to increased expenses with respect to potential reverse merger transactions.

As a result of the fees received, the Company had net income of $1,000 in the quarter ended September 30, 2005 and $27,000 in the quarter ended December 31, 2005, or a total of $28,000 for the six months then ended, compared to losses of $7,000 and $5,000 in the quarter ended September 30, 2006 and in the quarter ended December 31, 2006, respectively, or total losses of $12,000 for the six months ended December 31, 2006.

The net income in each 2005 reported period was the result of fees received under the merger agreement with Cougar, which has been terminated as of February 1, 2006.

Liquidity and Capital Resources

The Company had cash on hand at December 31, 2006 of $73,000 compared to $85,000 at June 30, 2006 and $72,000 at December 31, 2005. The reduction since June 30, 2006 was due primarily to losses sustained by the Company during the six months ended December 31, 2006.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) “Share-based payment,” (“SFAS 123(R)”). SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. This guidance became effective for the Company with the quarter ended March 31, 2006. With limited exceptions, the amount of compensation cost is now measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are to be re-measured each reporting period. Compensation cost is to be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaced SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under Accounting Principles Board Opinion No. 25, if the exercise price of stock options granted by the Company equaled or exceeded the market price of the underlying stock on the date of grant, no compensation cost was recognized. SFAS

123(R)did not effect the Company for any of the reported periods since no stock options have been granted since January 1, 2006 and no options were outstanding at January 1, 2006. SFAS 123(R) may effect the Company in the future if it issues share-based compensation.

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

Date: February 2, 2007	GVC VENTURE CORP. By: /s/ Bernard Zimmerman Bernard Zimmerman, President (Principal Executive Officer) and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.