Form 10QSB
period 2007-03-31
GVC VENTURE CORP
filed 2007-05-08
CIK 814286

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended March 31, 2007

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

Item 1.        Financial Statements

GVC VENTURE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2007 (Unaudited)	June 30, 2006 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$81	$85

Total current assets	81	85

Other assets	1	1

TOTAL ASSETS	$82	$86

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$110	$105

Total current liabilities	110	105
TOTAL LIABILITIES	110	105

Commitments and contingencies	-	-
Stockholders' equity:
Common stock, $.01 par value, authorized 50,000,000 shares, issued
and outstanding 14,194,516 shares	142	142
Preferred stock, $.01 par value, authorized 1,000,000 shares, none
issued or outstanding	-	-
Additional paid-in capital	2,266	2,266
Accumulated deficit	(2,436)	(2,427)

Total stockholders' deficit	(28)	(19)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$82	$86

See notes to consolidated financial statements.

GVC VENTURE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2007	2006
Fee and other income	11	20
Expense:
Corporate office and administrative expenses	8	4

Total expense	8	4

Income (loss) from operations	3	16
Income tax expense	-	-

Net income (loss)	$3	$16

Basic and diluted income (loss) per share $	$-	$-

Weighted average common shares outstanding:
Basic and diluted	14,194,516	14,194,516

See notes to consolidated financial statements.

GVC VENTURE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except share data)

	Nine Months Ended March 31,
	2007	2006
Fee and other income	12	60
Expense:
Corporate office and administrative expenses	20	16

Total expense	20	16

Income (loss) from operations	(8)	44
Income tax expense	1	-

Net income (loss)	$(9)	$44

Basic and diluted income (loss) per share	$-	$-

Weighted average common shares outstanding:
Basic and diluted	14,194,516	14,194,516

See notes to consolidated financial statements.

GVC VENTURE CORP. AND SUBSIDIARIES CONSOLIDATED
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine months ended March 31, 2007
(Dollars in thousands)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2006 (audited)	14,194,516	$142	$2,266	$(2,427)	$(19)
Net loss (unaudited) for the nine months ended March 31, 2007	-	-	-	(9)	(9)

Balance, March 31, 2007 (unaudited)	14,194,516	$142	$2,266	$(2,436)	$(28)

See notes to consolidated financial statements.

GVC VENTURE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income (loss)	$(9)	$44
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Increase in other assets	-	-
Increase in accounts payable and accrued expenses	5	-

Net cash used by operating activities	(4)	44

Cash Flows from Investing Activities:	-	-
Cash Flows from Financing Activities:
Net increase (decrease) in cash and cash equivalents	(4)	44
Cash and cash equivalents, beginning of period	85	44

Cash and cash equivalents, end of period	$81	$88

Supplemental cash flow disclosures:
Cash payments of interest	$-	$-
Cash payments of income taxes	$1	$2

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

NOTE D – ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consisted of the following at March 31, 2007 and June 30, 2006:

	March 31, 2007	June 30, 2006
Administrative expenses	$4,000	$5,000
Professional fees	104,000	98,000
State and local taxes	2,000	2,000

Total	$110,000	$105,000

Item 2.        Management’s Discussion and Analysis or Plan of Operation

General

For several years, including the quarters ended March 31, 2007 and 2006, the Company has engaged in no operating activities, while seeking potential opportunities for an acquisition, sale, merger, including a reverse merger, or other business or financial transaction.

On June 27, 2005, the Company entered into a Merger Agreement with a development stage biopharmaceutical company that in-licenses and develops therapeutics for the treatment of cancer. The Merger Agreement contemplated a subsidiary of the Company merging with and into the biopharmaceutical company, with the Company remaining as a publicly-held company. Had the contemplated transaction been consummated, the stockholders of the biopharmaceutical company would have controlled the Company. On January 30, 2006, the Company notified the biopharmaceutical company that, pursuant to the terms of the Merger Agreement, the Company was terminating the Merger Agreement effective February 1, 2006.

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

During the third quarter of fiscal 2007, ended March 31, 2007, the Company entered into a standstill arrangement with another potential candidate for a reverse merger transaction, which was terminated by mutual agreement at the end of February 2007. Under that arrangement, the Company received $5,000 for each of the months of January and February 2007.

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

Results of Operations

Quarter and Nine Months Ended March 31, 2007
Compared to the Quarter and Nine Months Ended March 31, 2006

The Company had revenues of $11,000 in the quarter ended March 31, 2007 and $12,000 in the nine months ended March 31, 2007. The Company’s fees and other income for the three and nine months ended March 31, 2007 consisted of (i) $10,000 from a potential candidate for a reverse merger transaction with the Company under a standstill arrangement that was in effect for the first two months of the third quarter and (ii) $1,000 and $2,000, respectively, of interest income. The merger negotiations and related standstill arrangement were terminated at the end of February 2007 by mutual consent.

During the quarter and nine months ended March 31, 2006, the Company received fees of $20,000 and $60,000, respectively, under provisions of the Merger Agreement discussed under “General,” on page 8, enabling the development stage biopharmaceutical company to extend the Merger Agreement on a month by month basis through January 31, 2006 by paying a monthly fee of $5,000 from August 1, 2005 through September 30, 2005 and $10,000 per month thereafter, and, in addition, a fee of $10,000 related to the termination of the Merger Agreement on February 1, 2006.

Corporate office and administrative expenses in the three and nine months ended March 31, 2007 were $8,000 and $20,000, respectively, compared to $4,000 and $16,000 for the same respective periods in 2006. These costs are primarily for rent, accounting, legal, reporting and stockholder expenses. The increase in each of the reported 2007 periods from the comparable 2006 periods was due to higher costs related to the investigation of potential merger candidates.

Liquidity and Capital Resources

The Company had cash on hand at March 31, 2007 of $81,000 compared to $85,000 at June 30, 2006. The decrease since June 30, 2006 was due primarily to losses sustained by the Company during the nine months ended March 31, 2007.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) “Share Based Payment,” (“SFAS 123(R)”). SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. This guidance became effective for the Company with the quarter ended March 31, 2006. With limited exceptions, the amount of compensation cost is now measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are to be re-measured each reporting period. Compensation cost is to be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaced SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under Accounting Principles Board Opinion No. 25, if the exercise price of stock options granted by the Company equaled or exceeded the market price of the underlying stock on the date of grant, no compensation cost was recognized. SFAS 123(R) did not effect the Company for any of the reported periods since no stock options have been granted since January 1, 2006 and no options were outstanding at January 1, 2006. SFAS 123(R) may effect the Company in the future if it issues share-based compensation.

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

Date: May 8, 2007	GVC VENTURE CORP. By: /s/ Bernard Zimmerman Bernard Zimmerman, President (Principal Executive Officer) and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.