Form 10KSB
period 2007-06-30
GVC VENTURE CORP
filed 2007-08-27
CIK 814286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

_________________

FORM 10-KSB

(Mark One)
ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

Issuer's revenues for its fiscal year ended June 30, 2007: $13,000.

As of August 15, 2007, the aggregate market value of the issuer’s common stock held by non-affiliates of the issuer was approximately $200,000 based on the bid price (the only available price on that date) of the issuer’s common stock, as reported by Bloomberg LP Investor Services. Excludes all shares as to which any executive officer, director or beneficial owner of at least 5% of the issuer's common stock known to the issuer may be deemed to have sole or shared voting power. This should not be construed as indiciating that all such persons are affiliates.

The number of shares outstanding of the issuer’s Common Stock as at August 15, 2007 was 14,194,516.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure Format Yes     No

GVC VENTURE CORP.

FORM 10-KSB

Page

FORWARD LOOKING STATEMENTS	3

PART I

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

For several years, the Company has engaged in no operating activities, while seeking potential opportunities for an acquisition, sale, merger, including a reverse merger, or other business or financial transaction.

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

The monthly payments that were being received by the Company under the Merger Agreement and the standstill agreement had been sufficient to offset its limited operating expenses. However, with the termination of the Merger Agreement and the standstill agreement, since the Company does not expect to have active operations, unless and until another transaction is effectuated, the Company does not expect to achieve sufficient income to offset its operating expenses, resulting in operating losses that are expected to require the Company to use, and thereby reduce, its cash balance.

The Company plans to continue as a public entity and to actively seek other merger (including a reverse merger), acquisition and business combination opportunities with operating businesses or other business or financial transactions, including with a privately-held company seeking to operate as a publicly-held company. However, there can be no assurance that this plan will be successfully implemented. At this time, the Company has no arrangements, commitments or understandings for the completion of any merger, acquisition or business combination. The Company has not, to date, set any specific criteria or models for any such other transaction. The Company believes it has sufficient working capital to continue its efforts for more than one year.

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

Government Regulation

The Company is subject to the disclosure requirements of the SEC. In addition, certain provisions of the Sarbanes-Oxley Act of 2002 either are or, by June 30, 2008, may become, applicable to the Company, which could affect the willingness of companies to enter into a business combination with the Company. The SEC and other federal agencies and state legislatures could adopt rules or laws that restrict “reverse mergers” of a nature the Company may consider.

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

The Company leases office space at The Chrysler Building, 405 Lexington Avenue, 26th Floor, New York, New York from an unaffiliated party at a monthly rental of approximately $350 under a month to month arrangement.

ITEM 3.	LEGAL PROCEEDINGS.

The Company is not aware of any legal proceeding that is pending against the Company or to which any of its property is the subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

The Company’s common stock is traded over-the-counter market and quoted under the symbol GPAX.OB through the OTC Bulletin Board System. The following are the high and low sales prices for the Company’s common stock for the periods reflected below, as reported by Bloomberg LP Investor Services:

Fiscal Year Ended June 30, 2007	High	Low

First Quarter	$.10	$.08
Second Quarter	$.08	$.08
Third Quarter	$.30	$.08
Fourth Quarter	$.17	$.10

Fiscal Year Ended June 30, 2006	High	Low

First Quarter	$.13	$.09
Second Quarter	$.15	$.09
Third Quarter	$.13	$.11
Fourth Quarter	$.10	$.08

The above prices represent actual transactions as reported.

Holders

The approximate number of stockholders of record of the Company’s Common Stock on July 31, 2007 was approximately 3,100. The Company estimates that, in addition, there are approximately 2,000 stockholders with shares held in “street name.”

Dividends

The Company has never paid any cash dividend, and it is anticipated that none will be paid in the foreseeable future.

Recent Sales of Unregistered Securities

The Company issued no shares of its capital stock during the year ended June 30, 2007.

Repurchases of Equity Securities

The Company did not repurchase any of its equity securities during the year ended June 30, 2007.

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

Results of Operations

Fiscal Year Ended June 30, 2007 compared to Fiscal Year Ended June 30, 2006

During the fiscal years ended June 30, 2007 and 2006, the Company engaged in no operating activities, while seeking potential opportunities for an acquisition, sale, merger or other business transaction.

The Company had revenues of $13,000 during the year ended June 30, 2007 from fees and other income consisting of (i) $10,000 received from a potential candidate for a reverse merger transaction with the Company under a standstill arrangement that was in effect for the first two months of the third quarter of fiscal 2007 and (ii) $3,000 of interest income. The merger negotiations and related standstill arrangement were terminated at the end of February 2007 by mutual consent. The Company received fees of $60,000 during the fiscal year ended June 30, 2006 under provisions of a Merger Agreement, which enabled the party to the Merger Agreement with the Company to extend the Merger Agreement on a month by month basis by paying a monthly fee of $5,000 from August 1, 2005 through September 30, 2005 and $10,000 per month thereafter, and, in addition, a fee of $10,000 related to the termination of the Merger Agreement effective February 1, 2006.

Corporate office and administrative expenses during the fiscal year ended June 30, 2007 were $31,000 compared to $33,000 during the fiscal year ended June 30, 2006 which were, in both years, primarily for rent, accounting, legal, reporting and stockholder expenses.

As a result of the difference in revenues, the Company had a loss of $19,000 in the fiscal year ended June 30, 2007 compared to net income of $26,000 in the fiscal year ended June 30, 2006.

Liquidity and Capital Resources

On June 30, 2007, the Company had cash of approximately $79,000 compared to approximately $85,000 at June 30, 2006. See Consolidated Statement of Cash Flows on page 16. The decrease from June 30, 2006 was a result of the net loss of the Company in the year ended June 30, 2007. While the Company’s liabilities at June 30, 2007 were $118,000, $106,000 thereof, owed to the Company’s law firm, remains subject to a payment deferral understanding.

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

The following consolidated financial statements of the Company are contained in this Report on the pages indicated:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
     Stockholders of
GVC Venture Corp. and Subsidiaries
New York York, New York

We have audited the consolidated balance sheets of GVC Venture Corp. and subsidiaries (the Company) as of June 30, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GVC Venture Corp. and subsidiaries as of June 30, 2007 and 2006 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations except for the fiscal year ended June 30, 2006, and may require additional capital during fiscal 2008 to fund continuing operations. These items raise substantial doubt about the Company’s ability to continue as a going concern through June 30, 2008. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mahoney Sabol & Company, LLP

Glastonbury, Connecticut
August 23, 2007

GVC VENTURE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2007	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$79	$85

Total current assets	79	85

Other assets	1	1

TOTAL ASSETS	$80	$86

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$118	$105

Total current liabilities	118	105

TOTAL LIABILITIES	$118	$105

Commitments and contingencies
Stockholders' equity:
Common stock, $.01 par value, authorized 50,000,000 shares, issued and	142	142
outstanding 14,194,516 shares
Preferred stock, $.01 par value, authorized 1,000,000 shares, none issued or	-	-
outstanding
Additional paid-in capital	2,266	2,266
Accumulated deficit	(2,446)	(2,427)

Total stockholders' deficit	(38)	(19)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$80	$86

See Notes to Consolidated Financial Statements.

GVC VENTURE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended June 30, 2006 and 2005
(Dollars in thousands, except per share data)

	Years ended June 30,
	2007	2006
Fee Income	$13	$60

Expense:
Corporate office, legal, audit and
administrative expenses	$31	$33

Total expense	$31	$33

Income (loss) from operations	(18)	27
Income tax expense	1	1

NET INCOME (LOSS)	$(19)	$26

Basic and diluted income (loss) per share	-	-

Weighted average common shares outstanding:
Basic and diluted	14,194,516	14,194,516

See Notes to Consolidated Financial Statements.

GVC VENTURE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(DEFICIT)
For the years ended June 30, 2007 and 2006
(Dollars in thousands)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2005	14,194,516	142	$2,266	$(2,453)	$(45)
Net income, year ended June 30, 2006	-	-	-	26	26

Balance, June 30, 2005	14,194,516	142	$2,266	$(2,427)	$(19)
Net loss, year ended June 30, 2007	-	-	-	(19)	(19)

Balance, June 30, 2007	14,194,516	142	$2,266	$(2,446)	$(38)

See Notes to Consolidated Financial Statements.

GVC VENTURE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net income (loss)	$(19)	$26
Adjustments to reconcile net income (loss) to cash
provided by operating activities:
Increase/decrease in operating assets and liabilities:
Increase in accounts payable and accrued expenses	13	15
Net cash used in operating activities	(6)	41

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:	-	-

Net increase (decrease) in cash and cash equivalents	(6)	41
Cash and cash equivalents, beginning of year	85	44

Cash and cash equivalents, end of year	$79	$85

Supplemental cash flow disclosures:
Cash payments of interest	$-	$-
Cash payments of income taxes	$1	$1

See Notes to Consolidated Financial Statements.

GVC VENTURE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2007 AND 2006

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Going Concern:

The financial statements have been prepared assuming the Company will continue as a going concern. While the Company had net income of $26,000 for the year ended June 30, 2006 and a loss of $19,000 for the year ended June 30, 2007, it had also experienced losses in prior years which significantly weakened the Company’s financial condition and its potential inability to meet current operating expenses. In addition, the Company’s current liabilities exceed its current assets by $39,000. The appropriateness of using the going concern basis is dependent upon, among other things, the Company’s ability to raise additional capital to fund operating losses and consummate a merger (including reverse merger), acquisition, sale, other business combination or other financial transactions. The uncertainty of obtaining these goals raises doubt about the Company’s ability to continue as a going concern through June 30, 2008. The financial statements do not include any adjustments to the carrying value of the assets and liabilities that might be necessary as a consequence of these uncertainties.

Cash and Cash Equivalents:

Highly liquid instruments purchased with original maturities of three months or less are considered to be cash equivalents.

The Company maintains cash balances at one financial institution. The Federal Deposit Insurance Corporation (FDIC) insures the account up to $100,000. At June 30, 2007 and 2006, all of the Company’s cash balances were FDIC insured except funds of $63,000 held in a money market fund at June 30, 2007.

GVC VENTURE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2007 AND 2006

Estimates:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income Taxes:

The Company utilizes the asset and liability method of accounting for deferred income taxes as prescribed by the Statement of Financial Accounting Standards No. 109 (SFAS 109) “Accounting for Income Taxes. ” This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax return and financial statement reporting bases of certain assets and liabilities.

Earnings Per Common Share:

The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share.” SFAS No. 128 simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. Basic EPS is based on the weighted average number of common shares outstanding for the period, excluding the effects of any potentially dilutive securities. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The Company had no potentially dilutive securities outstanding in either fiscal 2007 or 2006. Accordingly, basic and diluted shares were the same in each fiscal year.

Basic and diluted income (loss) per common share was calculated using 14,194,516 shares for each of fiscal 2007 and 2006 as there were no stock issuances, or potentially dilutive securities outstanding, in either year.

GVC VENTURE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2007 AND 2006

Stock Options:

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation. ” SFAS 123(R) requires an expense for all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. For the Company, this statement was effective as of January 1, 2006. The Company has adopted the modified prospective method, under which compensation cost is recognized beginning with the effective date. The modified prospective method recognizes compensation cost based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and, based on the requirements of SFAS 123, for all awards granted to employees prior to the effective date that remain unvested on the effective date. The Company does not expect to record any expense under SFAS 123(R) as no options are currently outstanding. The amount of expense recorded under SFAS 123(R) will depend upon the number of options granted in the future and their valuation.

New Pronouncements:

In July 2002, the Public Company Accounting Reform and Investor Protection Act of 2002 (the Sarbanes-Oxley Act) was enacted. Section 404 stipulates that public companies must take responsibility for maintaining an effective system of internal control. Section 404(a) of the Act requires public companies to report on the effectiveness of their control over financial reporting and Section 404 (b) requires public companies to obtain an attest report from their independent registered public accountant about management’s report. The Company is not required to comply with section 404(a) of the Act until the fiscal year ending June 30, 2008.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

NOTE 2 — FINANCIAL INSTRUMENTS:

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

YEARS ENDED JUNE 30, 2007 AND 2006

Company’s financial instruments (cash and cash equivalents) approximate their fair value because of the short maturity of these instruments.

NOTE 3 — STOCK OPTIONS: No options were granted during fiscal 2007 or fiscal 2006 and there are currently no options outstanding.

NOTE 4 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consisted of the following at June 30, 2007 and 2006:

	2007	2006
Administrative expenses	$6,000	$5,000
Professional fees	110,000	98,000
State and local taxes	2,000	2,000

Total	$118,000	$105,000

NOTE 5 — COMMITMENTS AND CONTINGENCIES:

The Company leases office space in New York City for approximately $350 per month on a month to month basis. Rent expense totaled approximately $4,200 for each of the years ended June 30, 2007 and 2006.

NOTE 6 — INCOME TAXES:

The income tax provision consists of the following for the years ended June 30, 2007 and 2006:

	2007	2006
Current:
Federal	$-	$-
State	1,000	1,000

Total current	$1,000	$1,000

Deferred:
Federal	$-	$-
State	-	-

Total deferred	-	-

Total tax provision	$1,000	$1,000

At June 30, 2007, there were no deferred tax assets or liabilities recognized for taxable temporary differences.

The Company establishes a valuation allowance in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates

GVC VENTURE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2007 AND 2006

that it is more likely than not that the benefits will be realized. At June 30, 2007 and 2006, the Company has provided a valuation allowance against all of its net deferred tax assets due to the uncertainty of realizing any benefit therefrom in the future.

A reconciliation of the income tax provision computed by applying the federal and state statutory rates to income before taxes to the actual income tax provision for the years ended June 30, 2007 and 2006 is as follows:

	2007		2006
Federal provision of statutory rate	$		-
State provision at statutory rate		$1,000	$1,000

Valuation allowance and other		-	-
Total		$1,000	$1,000

At June 30, 2007, the Company had available net operating loss (NOL) carryforwards of approximately $2,092,000 for federal income tax purposes, which expire from 2007 to 2027. However, because of an ownership change that occurred on June 30, 2004, the federal NOLs are subject to certain annual limitations. This is because certain substantial ownership changes, as defined in Internal Revenue Code Section 382, limit the utilization of the available NOLs and tax credit carryforwards (the Section 382 Limitation). The Section 382 Limitation is calculated by multiplying the fair market value of the loss corporation immediately preceding the change of ownership by the long-term, tax-exempt rate prescribed by the IRS. Because of the change in ownership on June 30, 2004 and based on the Section 382 Limitation calculation, the Company will be allowed to use approximately $6,500 per year of its federal NOLs generated prior to June 30, 2004 until they would otherwise expire.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.	CONTROLS AND PROCEDURES.

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

There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the fiscal year ended June 30, 2007.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Identification of Current Directors and Executive Officers

Background of Directors and Officers

Bernard Zimmerman, 74, became Chairman of the Board, President, Chief Executive Officer, Treasurer and a director of the Company on June 30, 2004. He has been President and Treasurer of Bernard Zimmerman & Company, Inc., a financial and management consulting firm (“Zimmerman Company”), since 1972. Since July 2003, Mr. Zimmerman has also served as President and Chief Executive Officer and a director of FCCC, Inc., a company engaged in seeking mergers, acquisitions, other business combinations and financial transactions. Mr. Zimmerman also served as a director and member of the Audit Committee of Sbarro, Inc. for more than 20 years until January 2007. Mr. Zimmerman has been a certified public accountant in New York for more than the past thirty-five years.

Gordon Banks, 51, has served as a director of the Company since its inception in 1987. He served as President of the Company from June 1988 until June 30, 2004 and Chief Executive Officer of the Company from September 2003 until June 2004. From its inception in 1987 until June 1988, Mr. Banks served as Vice President of the Company. Since November 1988, Mr. Banks has been co-director of Enviro Stables Ltd., a company engaged in acquiring, breeding, racing and selling horses.

Conrad J. Gunther, Jr., 60, became a director of the Company on June 30, 2004. He has been President of E-Billsolutions, Inc., an independent sales organization that assists merchants in arranging the processing of their credit card transactions, since 2000. From 1994 until 2000, Mr. Gunther served as President of C J Gunther & Associates, a provider of financial and management consulting services, and Managing Director of The Allied Group, an insurance brokerage firm. From 1989 until 1994 Mr. Gunther served as Executive Vice President and Chief Operating Officer of North Fork Bancorporation, a bank holding company. Mr. Gunther is also a director of CVD Equipment Corporation.

Marc J. Hanover, 57, has served as Secretary of the Company since its inception in 1987. He served as Vice President-Finance, Chief Financial Officer and Treasurer of the Company from its inception in 1987 until June 30, 2004. Since November 1988, Mr. Hanover has been co-director of Enviro Stables Ltd., a company engaged in acquiring, breeding, racing and selling horses.

Gordon Banks serves as a Class I director, Conrad J. Gunther, Jr. serves as a Class II director and Bernard Zimmerman serves as a Class III director of the Company. Class I directors were scheduled to serve until the 2004 Annual Meeting of Stockholders, Class II directors were scheduled to serve until the 2005 Annual Meeting of Stockholders and Class III directors are scheduled to serve until the 2006 Annual Meeting of Stockholders, respectively, and until their respective successors are elected and qualified. Annual Meetings of Stockholders were scheduled to be held during the month of December in each such year. No Annual Meeting of Stockholders was held in 2005, 2006 or 2007 Officers hold office at the pleasure of the Board of Directors.

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

Procedures for Recommending Nominees to the Board of Directors

The Company’s Board of Directors does not have a formal policy with regard to the consideration of any director recommended by security holders due to its relatively small size and the fact that it presently has no operating activities.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of the Company’s Common Stock, to file initial reports of ownership, and reports of changes of ownership, of the Company’s equity securities with the SEC and furnish copies of those reports to the Company. Based on a review of reports furnished to the Company and information available to the Company regarding the record ownership of shares, the Company believes that all reports required to be filed by such persons with respect to the Company’s fiscal year ended June 30, 2007 were timely filed.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions, a copy of which is filed as Exhibit 14.1 to this Report by incorporation by reference to Exhibit 14.1 to the Company’s Annual Report on Forms 10-KSB for the year ended June 30, 2004.

ITEM 10.	EXECUTIVE COMPENSATION.

Summary Compensation Table

No executive officer was awarded, earned or paid any compensation by or on behalf of the Company for services rendered to the Company during the Company’s fiscal year ended June 30, 2007.

The Company has no pension, health, annuity, bonus, insurance, equity incentive, non-equity incentive, stock options, profit sharing or similar benefit plans. No equity incentive plan awards or non-equity incentive plan compensation was granted or earned by any directors or executive officers during the Company’s fiscal year ended June 30, 2007. No stock options or stock appreciation rights were granted to any of the Company’s directors or executive officers during the Company’s fiscal year ended June 30, 2007 and none are outstanding.

Outstanding Equity Awards

As of June 30, 2007, none of our directors or executive officers held unexercised options, stock that had not vested, or equity incentive plan awards.

Remuneration of Directors

No director received compensation for services rendered to the Company for the fiscal year ended June 30, 2007. The Company has no arrangements pursuant to which directors are compensated for services provided as a director.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ANDMANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information, as at July 31, 2007, with respect to the shares of the Company’s Common Stock beneficially owned by (i) any person (including any “group,” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent of the Company’s outstanding Common Stock, (ii) each executive officer of the Company, (iii) each director of the Company and (iv) all executive officers and directors of the Company as a group:

Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Bernard Zimmerman & Company, Inc.	4,700,000		33.1%
18 High Meadow Road
Weston, CT 06883

Berman Industries, Inc.	2,600,000		18.3%
1 Bridge Plaza
Ft. Lee, NJ 07024

Gordon Banks	1,549,808		10.9%
25 Fifth Avenue
New York, NY 10003

Palisade Investors LLC	1,504,545		10.6%
1 Bridge Plaza
Fort Lee, NJ 07024

Russell Banks	980,761	(1)	6.9%
60 Edgewater Drive
Tower 2
Coral Gables, FL 33133

Janice Banks	543,395	(2)	3.8%
60 Edgewater Drive
Tower 2
Coral Gables, FL 33133

Conrad J. Gunther, Jr.	300,000		2.1%

Marc J. Hanover	194,148		1.4%

Directors and executive officers as a	6,743,956		47.5%
group (four persons)

_________________

(1)     Includes 761 shares as to which Russell Banks is trustee with sole voting and dispositive power. Excludes (a) 250,000 shares owned by Janice Banks, Mr. Banks’ wife, and (b) 293,395 shares held by The Russell Banks Family Trust as to which Mr. Banks’ wife and a third party are the trustees and share voting and dispositive power (see Note 2), as to all of which shares Mr. Banks disclaims beneficial ownership.

(2)     Includes 293,395 shares held by The Russell Banks Family Trust, as to which Janice Banks and a third party are the trustees and share voting and dispositive power.

Zimmerman Company and Bernard Zimmerman may be deemed to control the Company by virtue of the stock ownership of Zimmerman Company and the positions in the Company held by Bernard Zimmerman.

Securities Authorized for Issuance Under Equity Compensation Plans

At June 30, 2007, the Company had no compensation plans or individual compensation arrangements, whether or not approved by the Company’s security holders, under which any equity securities or options, warrants or rights to acquire equity securities are outstanding or authorized for issuance.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Since July 1, 2006, there have been no, and there are no currently proposed, transactions in which the Company was or is to be a participant with any related person or in which any related person had or will have a direct or indirect material interest. The terms “transactions,” “related person,” and “direct or indirect material interest” have the meanings afforded those terms under Item 404 of Regulation S-B promulgated by the Securities and Exchange Commission.

ITEM 13.	EXHIBITS

        Exhibits.

*3.1(a)	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 12, 1987.

*3.1(b)	Certificate of Amendment to the Company's Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on December 19, 1989.

*3.1(c)	Certificate of Amendment to the Company's Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on December 6, 2000.

*3.1(d)	Certificate of Amendment to the Company's Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 30, 2004.

**3.2	By-laws of the Company.

x10.1(a)	Agreement and Plan of Merger dated as of June 27, 2005 by and among the Company, GVC Acquisition Corp. and Cougar Biotechnology, Inc.

xx10.1(b)	First Amendment, dated October 7, 2005, to the Merger Agreement by and among the Company, MergerCo and Cougar.

xxx10.1(c)	Second Amendment, dated December 30, 2005, to the Merger Agreement by and among the Company, MergerCo. and Cougar.

*14.1	Code of Ethics for Principal Executive Officers and Senior Financial Officers.

31.1	Section 302 Certification of Principal Executive Officer and Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

_________________

*	Incorporated by reference to the same numbered exhibit in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004.
**	Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company's Registration of Securities on Form 10 filed on June 16, 1987, File 10, File No. 0-15862.
x	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) June 27, 2005, File No. 000-15862.
xx	Incorporated by reference to Exhibit 2.1(b) to the Company’s Current Report on Form 8K dated (date of earliest event reported) October 7, 2005, File No. 000-15862.
xxx	Incorporated by reference to Exhibit 2.1(c) to the Company’s Current Report on Form 8K dated (date of earliest event reported) December 30, 2005, File No. 000-15862.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Principal Accountant Fees and Services

The only fees incurred by the Company for services rendered for the fiscal years ended June 30, 2007 and 2006 by Mahoney Sabol & Company, LLP (“Mahoney Sabol”), the Company’s independent registered public accounting firm, were $4,000 charged for each year.

Audit Fees

Mahoney Sabol billed $3,000 for the audits of the Company’s consolidated financial statements for the years ended June 30, 2007 and 2006, respectively, and for its review of the Company’s interim consolidated financial statements included in Quarterly Reports on Form 10-QSB filed by the Company during the years audited.

Audit-Related Fees

Mahoney Sabol did not render any non-audit-related services during fiscal 2007 or 2006.

Tax Fees

Mahoney Sabol billed $1,000 for its services in connection with the preparation of the Company’s federal, state and local income tax returns for each of the years ended June 30, 2007 and 2006.

Other Fees

Mahoney Sabol performed no other services for the Company during either fiscal 2007 or 2006.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Board of Directors’ present policy is to pre-approve all audit services and permissible non-audit services provided by the independent auditors. All services performed by the Company’s independent auditors in fiscal 2007 and 2006 were pre-approved by the Board of Directors. It is expected that pre-approval will be for periods up to one year for services to be set forth in engagement letters approved by the Board of Directors that are detailed as to the particular service or category of services to be provided and subject to a specific budget.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GVC VENTURE CORP.
Dated: August 23, 2007
By: /s/ Bernard Zimmerman
Bernard Zimmerman,
President, Principal Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Bernard Zimmerman
Bernard Zimmerman	President, (Principal Executive Officer),Treasurer	August 23, 2007
(Principal Financial and Accounting Officer) and Director

/s/ Gordon Banks
Gordon Banks	Director	August 23, 2007

/s/ Conrad J. Gunther, Jr.
Conrad J. Gunther, Jr.	Director	August 23, 2007

EXHIBIT INDEX

Exhibit No.	Description

*3.1(a)	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 12, 1987.

*3.1(b)	Certificate of Amendment to the Company's Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on December 19, 1989.

*3.1(c)	Certificate of Amendment to the Company's Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on December 6, 2000.

*3.1(d)	Certificate of Amendment to the Company's Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 30, 2004.

**3.2	By-laws of the Company.

x10.1(a)	Agreement and Plan of Merger dated as of June 27, 2005 by and among the Company, GVC Acquisition Corp. and Cougar Biotechnology, Inc.

xx10.1(b)	First Amendment, dated October 7, 2005, to the Merger Agreement by and among the Company, MergerCo and Cougar.

xxx10.1(c)	Second Amendment, dated December 30, 2005, to the Merger Agreement by and among the Company, MergerCo. and Cougar.

*14.1	Code of Ethics for Principal Executive Officers and Senior Financial Officers.

31.1	Section 302 Certification of Principal Executive Officer and Principal Financial Officer.

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

_________________

*	Incorporated by reference to the same numbered exhibit in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004.
**	Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company's Registration of Securities on Form 10 filed on June 16, 1987, File 10, File No. 0-15862.
x	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated (date of earliest event reported) June 27, 2005, File No. 000-15862.
xx	Incorporated by reference to Exhibit 2.1(b) to the Company’s Current Report on Form 8K dated (date of earliest event reported) October 7, 2005, File No. 000-15862.
xxx	Incorporated by reference to Exhibit 2.1(c) to the Company’s Current Report on Form 8K dated (date of earliest event reported) December 30, 2005, File No. 000-15862.