Form 10QSB
period 2007-09-30
GVC VENTURE CORP
filed 2007-11-08
CIK 814286

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to _____________________

Commission File No. 0-15862

                             GVC VENTURE CORP.

(Exact name of small business issuer as specified in its charter)

Delaware	13-3018466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Chrysler Building, 405 Lexington Avenue, Suite 2600, New York, NY 10174
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:     (212) 907-6610

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of latest practicable date: As of November 2, 2007, there were 14,194,516 shares of Common Stock, $.01 par value per share outstanding.

Transitional Small Business Disclosure Format:     Yes ☐     No  ☒

Item 1.           Financial Statements

GVC VENTURE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2007	June 30, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$ 69	$ 79

Total current assets	69	79

Other assets	1	1

TOTAL ASSETS	$ 70	$ 80

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 116	$ 118

Total current liabilities	116	118

TOTAL LIABILITIES	$ 116	$ 118

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $.01 par value, authorized 50,000,000 shares, issued and outstanding 14,194,516 shares	142	142
Preferred stock, $.01 par value, authorized 1,000,000 shares, none issued or outstanding	-	-
Additional paid-in capital	2,266	2,266
Accumulated deficit	(2,454)	(2,446)
Total stockholders’ deficit	(46)	(38)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 70	$ 80

See Notes to consolidated financial statements.

GVC VENTURE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,
	2007	2006

Fee and other income	$ 1	$ -

Expense:
Corporate office, legal, audit and administrative expenses	8	6
Total expense	8	6
Income (loss) from operations	(7)	(6)
Income tax expense	1	1
Net income (loss)	$ (8)	$ (7)

Basic and diluted income (loss) per share	$ -	$ -
Weighted average common shares outstanding:	$ -	$ -
Basic and diluted	14,194,516	14,194,516

See notes to consolidated financial statements.

GVC VENTURE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the three months ended September 30, 2007

(Dollars in thousands)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2007 (audited)	14,194,516	$ 142	$ 2,266	$ (2,446)	$ (38)
Net loss (unaudited) for the three months ended September 30, 2007	-	-	-	(8)	(8)
Balance, September 30, 2007 (unaudited)	14,194,516	$ 142	$ 2,266	$ (2,454)	$ (46)

See notes to consolidated financial statements.

GVC VENTURE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,
	2007	2006

Cash Flows from Operating Activities:
Net income (loss)	$ (8)	$ (7)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Increase (decrease) in operating assets and liabilities:	-	-
Increase (decrease) in accounts payable and accrued expenses	(2)	-

Net cash used by operating activities	(10)	(7)
Cash Flows from Investing Activities:	-	-
Cash Flows from Financing Activities:	-	-

Net increase (decrease) in cash and cash equivalents	(10)	(7)
Cash and cash equivalents, beginning of period	(79)	85
Cash and cash equivalents, end of period	$ 69	$ 78

Supplemental cash flow disclosures:
Cash payments of interest	$ -	$ -
Cash payments of income taxes	$ 1	$ 1

See notes to consolidated financial statements.

GVC VENTURE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of GVC Venture Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included herein. The consolidated balance sheet presented herein as of June 30, 2007 was derived from the Company’s audited consolidated financial statements as of and for the year ended June 30, 2007. Operating results are not necessarily indicative of the results that may be expected for the year ending June 30, 2008 or other future periods. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.

The financial statements have been prepared assuming the Company will continue as a going concern. Management believes that the Company has sufficient cash and understandings with various creditors to continue its efforts to seek merger (including reverse merger) acquisition and business combination opportunities with operating businesses or other business or financial transactions for more than the next twelve months. However, the Company has no operations and has experienced recurring quarterly and annual losses which significantly weakened the Company’s financial condition and its potential ability to meet current operating expenses. In addition, the Company’s current liabilities exceed its current assets by $46,000. The appropriateness of using the going concerning basis is dependent upon, among other things, the Company’s ability to raise additional capital to fund operating losses and consummate a merger (including reverse merger), acquisition, sale, other business combination or other financial transactions. The uncertainty of obtaining these goals raises doubt about the Company’s ability to continue as a going concern through September 30, 2008. The financial statements do not include any adjustments to the carrying value of the assets and liabilities that might be necessary as a consequence of these uncertainties.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

NOTE B - NATURE OF OPERATIONS:

For several years, the Company has been engaged in no operating activities other than seeking potential opportunities for an acquisition, sale, reverse merger or other business combination with operating businesses and other appropriate financial transactions, including a transaction with a privately held company seeking to operate as a publicly-held company. During the third quarter of fiscal 2007, ended March 31, 2007, the Company entered into a standstill arrangement with a potential candidate for a reverse merger transaction, which was terminated by mutual agreement at the end of February 2007. Under that arrangement, the Company received $5,000 for each of the months of January and February 2007.

NOTE C - ESTIMATES:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE D – ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consisted of the following at September 30 and June 30, 2007:

	September 30, 2007	June 30, 2007
Administrative expenses	$ 3,000	$ 6,000
Professional fees	112,000	110,000
State and local taxes	1,000	2,000
Total	$ 116,000	$ 118,000

Item 2.          Management’s Discussion and Analysis or Plan of Operation

General

For several years, including the quarters ended September 30, 2007 and 2006, the Company has engaged in no operating activities, while seeking potential opportunities for an acquisition, sale, merger, including a reverse merger, or other business or financial transaction.

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

Results of Operations

Quarter Ended September 30, 2007
Compared to the Quarter Ended September 30, 2006

The Company’s revenues consisted of interest income of $1,000 during the quarter ended September 30, 2007. The Company had no revenues in the quarter ended September 30, 2006.

The Company incurred corporate office, legal, audit and administrative expenses of $8,000 in the fiscal quarter ended September 30, 2007 compared to $6,000 for the same three month period in 2006, primarily for corporate office, accounting, legal, reporting and stockholder expenses. The increase was primarily due to costs incurred in connection with proposed merger activities and the operations of the Company.

Income tax expense remained consistent in both reported periods at approximately $1,000.

As a result, the Company had a net loss of $8,000 in the quarter ended September 30, 2007 compared to net loss of $7,000 in the quarter ended September 30, 2006.

Liquidity and Capital Resources

The Company had cash on hand at September 30, 2007 of $69,000 compared to $79,000 at June 30, 2007 and $78,000 at September 30, 2006. The reduction since June 30, 2007 was due to losses sustained by the Company in its operations of $8,000 and the payment of $2,000 of accrued expenses.

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

The Company believes it has sufficient cash to continue its efforts for more than one year. The Company does not have any arrangements with banks or other financial institutions with respect to the availability of financing in the future.

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

Forward Looking Statements

Certain statements in this Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as "may," "should," "seek," "believe," "expect," “anticipate," "estimate," "project," “plan,” “goal,” "intend," "strategy" and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements and its goals and strategies to not be achieved.

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

Item 3.     Controls and Procedures

As of the end of the period covered by this Report, the Company's President, who is its principal executive officer and is also its Treasurer and principal financial officer, evaluated the effectiveness of the Company's “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, this officer concluded that, as of the date of his evaluation, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including that officer, to allow timely decisions regarding required disclosure.

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

Date: November 6, 2007	GVC VENTURE CORP. By: /s/ Bernard Zimmerman Bernard Zimmerman, President (Principal Executive Officer) and Treasurer (Principal Financial and Accounting Officer)

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