Form 10QSB
period 2007-12-31
GVC VENTURE CORP
filed 2008-02-04
CIK 814286

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended December 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of latest practicable date: As of February 1, 2008, there were 14,194,516 shares of Common Stock, $.01 par value per share outstanding.

Transitional Small Business Disclosure Format:	Yes ☐	No ☒

Item 1.	Financial Statements

GVC VENTURE CORP.

BALANCE SHEETS

(Dollars in thousands)

	December 31, 2007	June 30, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$67	$79

Total current assets	67	79

Other assets	1	1

TOTAL ASSETS	$68	$80

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$119	$118

Total current liabilities	119	118

TOTAL LIABILITIES	$119	$118

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $.01 par value, authorized 50,000,000 shares, issued and outstanding 14,194,516 shares	142	142
Preferred stock, $.01 par value, authorized 1,000,000 shares, none issued or outstanding	-	-
Additional paid-in capital	2,266	2,266
Accumulated deficit	(2,459)	(2,446)
Total stockholders’ deficit	(51)	(38)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$68	$80

See notes to financial statements. 2

GVC VENTURE CORP. STATEMENTS OF OPERATIONS (Unaudited) (Dollars in thousands, except per share data)

	Three Months Ended December 31,
	2007	2006

Fee and other income	$1	$1

Expense:
Corporate office, legal, audit and administrative expenses	6	6
Total expense	6	6
Income (loss) from operations	(5)	(5)
Income tax expense	-	-
Net income (loss)	$(5)	$(5)

Basic and diluted income (loss) per share	$-	$-
Weighted average common shares outstanding:
Basic and diluted	14,194,516	14,194,516

See notes to financial statements. 3

GVC VENTURE CORP. STATEMENTS OF OPERATIONS (Unaudited) (Dollars in thousands, except per share data)

	Six Months Ended December 31,
	2007	2006

Fee and other income	$2	$1

Expense:
Corporate office, legal, audit and administrative expenses	14	12
Total expense	14	12
Income (loss) from operations	(12)	(11)
Income tax expense	1	1
Net income (loss)	$(13)	$(12)

Basic and diluted income (loss) per share	$-	$-
Weighted average common shares outstanding:
Basic and diluted	14,194,516	14,194,516

See notes to financial statements. 4

GVC VENTURE CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the six months ended december 31, 2007
(Dollars in thousands)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2007 (audited)	14,194,516	$ 142	$ 2,266	$ (2,446)	$ (38)
Net loss (unaudited) for the six months ended December 31, 2007	-	-	-	(13)	(13)
Balance, December 31, 2007 (unaudited)	14,194,516	$ 142	$ 2,266	$ (2,459)	$ (51)

See notes to financial statements. 5

GVC VENTURE CORP.
STATEMENTS OF CASH FLOWS
(Unaudited) (Dollars in thousands)

	Six Months Ended December 31,
	2007	2006

Cash Flows from Operating Activities:
Net income (loss)	$(13)	$(12)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Increase in other assets	-	-
Increase in accounts payable and accrued expenses	1	-

Net cash used by operating activities	(12)	(12)
Cash Flows from Investing Activities:	-	-
Cash Flows from Financing Activities:	-	-

Net increase (decrease) in cash and cash equivalents	(12)	(12)
Cash and cash equivalents, beginning of period	79	85
Cash and cash equivalents, end of period	$67	$73

Supplemental cash flow disclosures:
Cash payments of interest	$-	$-
Cash payments of income taxes	$1	$1

See notes to financial statements. 6

GVC VENTURE CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION:

The accompanying unaudited financial statements of GVC Venture Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included herein. The balance sheet presented herein as of June 30, 2007 was derived from the Company’s audited financial statements as of and for the year ended June 30, 2007. Operating results are not necessarily indicative of the results that may be expected for the year ending June 30, 2008 or other future periods. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.

The financial statements have been prepared assuming the Company will continue as a going concern. Management believes that the Company has sufficient cash and understandings with various creditors to continue its efforts to seek merger (including reverse merger) acquisition and business combination opportunities with operating businesses or other business or financial transactions for more than the next twelve months. However, the Company has no operations and has experienced recurring quarterly and annual losses which significantly weakened the Company’s financial condition and its potential ability to meet current operating expenses. In addition, the Company’s current liabilities exceed its current assets by $51,000 at December 31, 2007. The appropriateness of using the going concerning basis is dependent upon, among other things, the Company’s ability to raise additional capital to fund operating losses and consummate a merger (including reverse merger), acquisition, sale, other business combination or other financial transactions. The uncertainty of obtaining these goals raises doubt about the Company’s ability to continue as a going concern through December 31, 2008. The financial statements do not include any adjustments to the carrying value of the assets and liabilities that might be necessary as a consequence of these uncertainties.

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

NOTE D – ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consisted of the following at December 31 and June 30, 2007:

	December 31,	June 30,
	2007	2007

Administrative expenses	$ 3,000	$ 6,000
Professional fees	116,000	110,000
State and local taxes	-	2,000

Total	$ 119,000	$ 118,000

Item 2.	Management’s Discussion and Analysis or Plan of Operation

General

For several years, including the quarters and six months ended December 31, 2007 and 2006, the Company has engaged in no operating activities, while seeking potential opportunities for an acquisition, sale, merger, including a reverse merger, or other business or financial transaction.

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

Results of Operations

Quarter Ended December 31, 2007

Compared to the Quarter Ended December 31, 2006

The Company’s revenues consisted of interest income of $1,000 during each of the quarters ended December 31, 2007 and December 31, 2006.

The Company incurred corporate office, legal, audit and administrative expenses of $6,000 during each of the fiscal quarters ended December 31, 2007 and December 31, 2006, in each case primarily for corporate office, accounting, legal, reporting and stockholder expenses.

There was no income tax expense reported in either period.

As a result, the Company had a net loss of $5,000 in each of the quarters ended December 31, 2007 and December 31, 2006.

Six Months Ended December 31, 2007 Compared

To the Six Months Ended December 31, 2006

The Company’s revenues in the six months ended December 31, 2007 of $2,000 consisted of interest income compared to interest income of $1,000 in the six months ended December 31¸2006. The increase was primarily due to the time period over which cash was invested.

The Company incurred corporate office, legal, audit and administrative expenses of $14,000 in the six months ended December 31, 2007 compared to $12,000 for the similar six months of 2006. The increase was due to increased costs of several items in this category of expense.

Income tax expense of $1,000 remained consistent in both six month periods.

As a result, the Company had a net loss of $13,000 in the six months ended December 31, 2007 compared to a net loss of $12,000 in the six months ended December 31, 2006.

Liquidity and Capital Resources

The Company had cash on hand at December 31, 2007 of $67,000 compared to $79,000 at June 30, 2007 and $73,000 at December 31, 2006. The reduction since June 30, 2007 was due to losses sustained by the Company.

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

In July 2002, the Sarbanes-Oxley Act of 2002 was enacted. Section 404 of the Act stipulates that public companies must take responsibility for maintaining an effective system of internal control. The Act requires the Company to report on the effectiveness of its control over financial reporting beginning with the current fiscal year ending June 30, 2008 and obtain an attest report from their independent registered public accountant about management’s report beginning with the Company’s fiscal year ending June 30, 2009.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements

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

GVC VENTURE CORP.

Date:February 4, 2008	By:	/s/ Bernard Zimmerman
Bernard Zimmerman, President (Principal Executive Officer) and Treasurer Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.