Form 10QSB
period 2008-03-31
GVC VENTURE CORP
filed 2008-05-12
CIK 814286

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to _____________________

Commission File No. 0-15862

GVC VENTURE CORP.

(Exact name of small business issuer as specified in its charter)

Delaware	13-3018466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Chrysler Building, 405 Lexington Avenue, Suite 2600, New York, NY (Address of principal executive offices)	10174 (Zip Code)
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of latest practicable date: As of May 9, 2008, there were 14,194,516 shares of Common Stock, $.01 par value per share outstanding.

Transitional Small Business Disclosure Format:	Yes ☐	No ☒

Item 1.            Financial Statements

GVC VENTURE CORP.

BALANCE SHEETS

(Dollars in thousands)

	March 31, 2008	June 30, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$64	$79

Total current assets	64	79

Other assets	1	1

TOTAL ASSETS	$65	$80

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$120	$118

Total current liabilities	120	118

TOTAL LIABILITIES	120	118

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $.01 par value, authorized 50,000,000 shares, issued and outstanding 14,194,516 shares	142	142
Preferred stock, $.01 par value, authorized 1,000,000 shares, none issued or outstanding	—	—
Additional paid-in capital	2,266	2,266
Accumulated deficit	(2,446)	(2,446)
Total stockholders’ deficit	(55)	(38)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$65	$80

See notes to financial statements.

GVC VENTURE CORP. STATEMENT OF OPERATIONS (Unaudited) (Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007

Fee and other income	$1	$11

Expense:
Corporate office and administrative expenses	5	8
Total expense	5	8
Income (loss) from operations	(4)	3
Income tax expense	—	—
Net income (loss)	$(4)	$3

Basic and diluted income (loss) per share	$—	$—
Weighted average common shares outstanding:
Basic and diluted	14,194,516	14,194,516

See notes to financial statements.

GVC VENTURE CORP. STATEMENT OF OPERATIONS (Unaudited) (Dollars in thousands, except per share data)

	Nine Months Ended March 31,
	2008	2007

Fee and other income	$3	$12

Expense:
Corporate office and administrative expenses	19	20
Total expense	19	20
Income (loss) from operations	(16)	(8)
Income tax expense	1	1
Net income (loss)	$(17)	$(9)

Basic and diluted income (loss) per share	$—	$—
Weighted average common shares outstanding:
Basic and diluted	14,194,516	14,194,516

See notes to financial statements.

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2007 (audited)	14,194,516	$142	$2,266	$(2,446)	$(38)
Net loss (unaudited) for the nine months ended March 31, 2008	—	—	—	(17)	(17)
Balance, March 31, 2008 (unaudited)	14,194,516	$142	$2,266	$(2,463)	$(55)

See notes to financial statements.

GVC VENTURE CORP.
STATEMENT OF CASH FLOWS
(Unaudited) (Dollars in thousands)

	Nine Months Ended March 31,
	2008	2007

Cash Flows from Operating Activities:
Net income (loss)	$(17)	$(9)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Increase in other assets	—	—
Increase in accounts payable and accrued expenses	2	5

Net cash used by operating activities	(15)	(4)
Cash Flows from Investing Activities:	—	—
Cash Flows from Financing Activities:	—	—

Net increase (decrease) in cash and cash equivalents	(15)	(4)
Cash and cash equivalents, beginning of period	79	85
Cash and cash equivalents, end of period	$64	$81

Supplemental cash flow disclosures:
Cash payments of interest	$—	$—
Cash payments of income taxes	$1	$1

See notes to financial statements.

GVC VENTURE CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION:

The accompanying unaudited financial statements of GVC Venture Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been included herein. The balance sheet presented herein as of June 30, 2007 was derived from the Company’s audited financial statements as of and for the year ended June 30, 2007. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending June 30, 2008 or other future periods. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007.

The financial statements have been prepared assuming the Company will continue as a going concern. Management believes that the Company has sufficient cash and understandings with various creditors to continue its efforts to seek merger (including reverse merger) acquisition and business combination opportunities with operating businesses or other business or financial transactions for more than the next twelve months. However, the Company has no operations and has experienced recurring quarterly and annual losses which significantly weakened the Company’s financial condition and its potential ability to meet current operating expenses. In addition, the Company’s liabilities exceed its assets by $55,000 at March 31, 2008. The appropriateness of using the going concerning basis is dependent upon, among other things, the Company’s ability to raise additional capital to fund operating losses and consummate a merger (including reverse merger), acquisition, sale, other business combination or other financial transactions. The uncertainty of obtaining these goals raises doubt about the Company’s ability to continue as a going concern through March 31, 2009. The financial statements do not include any adjustments to the carrying value of the assets and liabilities that might be necessary as a consequence of these uncertainties.

NOTE B - NATURE OF OPERATIONS:

For several years, the Company has been engaged in no operating activities other than seeking potential opportunities for an acquisition, merger, sale, reverse merger or other business combination with operating businesses and other appropriate financial transactions, including a transaction with a privately held company seeking to operate as a publicly-held company.

During the third quarter of fiscal 2007, ended March 31, 2007, the Company entered into a standstill arrangement with a potential candidate for a potential reverse merger transaction, which was terminated by mutual agreement at the end of February 2007. Under that arrangement, the Company received $5,000 for each of the months of January and February 2007, or a total of $10,000.

NOTE C - ESTIMATES:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates that were assumed in preparing these financial statements.

NOTE D – ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consisted of the following at March 31, 2008 and June 30, 2007:

	March 31,	June 30,
	2008	2007

Administrative expenses	$3,000	$6,000
Professional fees	117,000	110,000
State and local taxes	—	2,000

Total	$120,000	$118,000

NOTE E – NEW ACCOUNTING PRONOUCEMENTS:

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," which replaces SFAS No. 141, " Business Combinations," which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating what impact the adoption of SFAS No. 141(R) will have on the financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

General

For several years, including the quarters and nine months ended March 31, 2008 and 2007, the Company has engaged in no operating activities, while seeking potential opportunities for an acquisition, sale, merger, including a reverse merger, or other business or financial transaction.

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

Results of Operations

Quarter Ended March 31, 2008

Compared to the Quarter Ended March 31, 2007

The Company’s revenues in the quarter ended March 31, 2008 consisted of interest income of $1,000 compared to revenues of $11,000 in the quarter ended March 31, 2007 which was comprised of $1,000 of interest income and $5,000 for each of the months of January and February 2007, or a total of $10,000, as a standstill fee, with a candidate for a potential reverse merger transaction, which was terminated by mutual agreement at the end of February 2007.

The Company incurred corporate office, legal, audit and administrative expenses of $5,000 in the quarter ended March 31, 2008 compared to $8,000 in the quarter ended March 31, 2007. The decrease was a result of higher legal and other expenses incurred in 2007 in connection with the standstill arrangement.

As a result, the Company had a net loss of $4,000 in the quarter ended March 31, 2008 compared to a profit of $3,000 in the quarter ended 31, 2007.

Nine Months Ended March 31, 2008 Compared

To the Nine Months Ended March 31, 2007

The Company’s revenues in the nine months ended March 31, 2008 consisted of interest income of $3,000 compared to revenues of $12,000 in the nine months ended March 31, 2007 comprised of interest income of $2,000 and the $10,000 standstill fee discussed above.

The Company incurred corporate office, legal, audit and administrative expenses of $19,000 in the nine months ended March 31, 2008 compared to $20,000 in the nine months ended March 31, 2007.

Income tax expense was $1,000 in each nine month period.

As a result, the Company had a net loss of $17,000 in the nine months ended March 31, 2008 compared to a net loss of $9,000 in the nine months ended March 31, 2007.

Liquidity and Capital Resources

The Company had cash on hand at March 31, 2008 of $64,000 compared to $79,000 at June 30, 2007 and $81,000 at March 31, 2007. The reduction since June 30, 2007 is a result of losses sustained by the Company.

The Company has no commitment for any capital expenditure. The Company’s cash requirements for the next twelve months are relatively modest, consisting principally of rent, legal, accounting and other expenses relating to filings required under the Securities Exchange Act of 1934, stockholder expenses and other expenses that are expected to be incurred in its search for an acquisition, merger, reverse merger or other business or financial transaction.

The Company believes it has sufficient cash to continue its efforts for more than one year. The Company does not have any arrangements with banks or other financial institutions with respect to the availability of financing in the future.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements within the meaning of Item 303(c) of Regulation S-B.

In July 2002, the Sarbanes-Oxley Act of 2002 was enacted. Section 404 of the Act provides that public companies must take responsibility for maintaining an effective system of internal control over financial reporting. The Company’s management will be required to report on the effectiveness of the Company’s internal control over financial reporting commencing with the Company’s Annual Report on Form 10-K for the year ending June 30, 2010. The Act also requires the Company to obtain and provide an attest report from its independent registered public accounting firm about management’s report. The Company is not required to obtain an attest report until the fiscal year ending June 30, 2010.

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

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description
31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on its behalf by the undersigned thereunto duly authorized.

GVC VENTURE CORP.

Date: May 12, 2008	By:	/s/ Bernard Zimmerman
Bernard Zimmerman, President (Principal Executive Officer) and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.