Form 10KSB
period 2008-06-30
GVC VENTURE CORP
filed 2008-08-07
CIK 814286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-15862

GVC VENTURE CORP.

(Exact name of small business issuer in its charter)

Delaware	13-3018466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Chrysler Building, 405 Lexington Avenue, Suite 2600, New York, New York	10174
(Address of principal executive offices)	(Zip Code)

(212) 907-6610

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.01 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒ No ☐

Issuer’s revenues for its fiscal year ended June 30, 2008: $3,000.

As of August 1, 2008, the aggregate market value of the issuer’s common stock held by non-affiliates of the issuer was approximately $182,000 based on the bid price (the only available price on that date) of the issuer’s common stock, as reported by Bloomberg LP Investor Services. Excludes all shares as to which any executive officer, director or beneficial owner of at least 5% of the issuer’s common stock known to the issuer may be deemed to have sole or shared voting power. This should not be construed as indicating that all such persons are affiliates.

The number of shares outstanding of the issuer’s Common Stock as at August 1, 2008 was 14,194,516.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format Yes ☐ No ☒

GVC VENTURE CORP.

FORM 10-KSB

TABLE OF CONTENTS

Page

FORWARD-LOOKING STATEMENTS	3

PART I

ITEM 1. DESCRIPTION OF BUSINESS.	3
ITEM 2. DESCRIPTION OF PROPERTY.	6
ITEM 3. LEGAL PROCEEDINGS.	6
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.	6

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.	7
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.	8
ITEM 7. FINANCIAL STATEMENTS.	10
ITEM 8. CHANGES IN REGISTRANT’S CERTIFYING ACCOUNTANT.	22
ITEM 8A(T). CONTROLS AND PROCEDURES.	23
ITEM 8B. OTHER INFORMATION	24

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.	24
ITEM 10. EXECUTIVE COMPENSATION.	26
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	26
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.	27
ITEM 13. EXHIBITS	28
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.	29
SIGNATURES	30
EXHIBIT INDEX	31

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

These risks and uncertainties, many of which are not within our control, include, but are not limited to:

•

the Company’s ability to find a candidate for, enter into an agreement with respect to, and consummate, a merger, acquisition or business combination or other financial transaction that is acceptable, both as to the candidate and as to transaction terms and conditions;

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

The monthly payments that were received by the Company under the standstill agreement had been sufficient to offset its limited operating expenses. However, with the termination of the standstill agreement, since the Company does not expect to have active operations, unless and until another transaction is effectuated, the Company does not expect to achieve sufficient income to offset its operating expenses, resulting in operating losses that are expected to require the Company to use, and thereby reduce, its cash balance.

The Company plans to continue as a public entity and to actively seek merger (including a reverse merger), acquisition and business combination opportunities with operating businesses or other business or financial transactions, including with a privately-held company seeking to operate as a publicly-held company. However, there can be no assurance that this plan will be successfully implemented. At this time, the Company has no arrangements, commitments or understandings for any merger, reverse merger, acquisition or other business combination. The Company has not, to date, set any specific criteria or models for any such other transaction. The Company believes it has sufficient working capital to continue its efforts for more than one year.

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

The Company intends to search for a suitable acquisition candidate without restricting its search to any particular business, industry or geographical location. In evaluating a prospective transaction, the Company will make a determination as to whether to proceed based on a composite of available facts, without reliance on any single factor, including the nature of the opportunity, andthe respective needs and desires of the Company.

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

Government Regulation

The Company is subject to the disclosure requirements of the SEC. In addition, certain provisions of the Sarbanes-Oxley Act of 2002 either are or, by June 30, 2010, may become, applicable to the Company, which could affect the willingness of companies to enter into a business combination with the Company. The SEC and other federal agencies and state legislatures could adopt rules or laws that restrict “reverse mergers” of a nature the Company may consider.

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

Price Range of Common Stock

The Company’s common stock is traded in the over-the-counter market and quoted under the symbol GPAX.OB through the OTC Bulletin Board System. The following are the high and low sales prices for the Company’s common stock for the periods reflected below, as reported by Bloomberg LP Investor Services:

Fiscal Year Ended June 30, 2008	High	Low
First Quarter	$.15	$.11
Second Quarter	$.15	$.09
Third Quarter	$.10	$.09
Fourth Quarter	$.09	$.08

Fiscal Year Ended June 30, 2007	High	Low
First Quarter	$.10	$.08
Second Quarter	$.08	$.08
Third Quarter	$.30	$.08
Fourth Quarter	$.17	$.10

The above prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Holders

The approximate number of stockholders of record of the Company’s Common Stock on August 1, 2008 was approximately 3,000. The Company estimates that, in addition, there are approximately 1,800 stockholders with shares held in “street name.”

Dividends

The Company has never paid any cash dividend, and it is anticipated that none will be paid in the foreseeable future.

Recent Sales of Unregistered Securities

The Company issued no shares of its capital stock during the year ended June 30, 2008.

Repurchases of Equity Securities

The Company did not repurchase any of its equity securities during the year ended June 30, 2008.

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

Results of Operations

Fiscal Year Ended June 30, 2008 compared to Fiscal Year Ended June 30, 2007

During the fiscal years ended June 30, 2008 and 2007, the Company engaged in no operating activities, while seeking potential opportunities for an acquisition, sale, merger, reverse merger, or other business transaction.

For the fiscal year June 30, 2008, the only income earned by the Company was $3,000 of interest income. The Company had revenues of $13,000 during the year ended June 30, 2007 from fees and other income consisting of (i) $10,000 received from a potential candidate for a reverse merger transaction with the Company under a standstill arrangement that was in effect for the first two months of the third quarter of fiscal 2007 and (ii) $3,000 of interest income. The merger negotiations and related standstill arrangement were terminated at the end of February 2007 by mutual consent.

Corporate office and administrative expenses during the fiscal year ended June 30, 2008 were $26,000 compared to $31,000 during the fiscal year ended June 30, 2007 which were, in both years, primarily for rent, audit, legal, reporting and stockholder expenses. The reduction in expenses in fiscal 2008 was due to the absence of costs attributable to a potential merger which was terminated during the third quarter of fiscal 2007.

The Company had a net loss of $24,000 in the fiscal year ended June 30, 2008 compared to a net loss of $19,000 in the fiscal year ended June 30, 2007. The increase in loss was due to absence of the $10,000 standstill fee received in fiscal 2007 in connection with a potential reverse merger, offset by $5,000 of decreased corporate office and administrative expense.

Liquidity and Capital Resources

On June 30, 2008, the Company had cash of approximately $61,000 compared to approximately $79,000 at June 30, 2007. See Statement of Cash Flows on page 16. The decrease was a result of the net loss of the Company in the year ended June 30, 2008. While the Company’s liabilities at June 30, 2008 were $124,000, $116,000 thereof, owed to the Company’s law firm, remains subject to a payment deferral understanding.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements.

Recent Accounting Changes and New Accounting Pronouncements

See Note 1 of Notes to Financial Statements contained in Item 7 of this Report.

ITEM 7.	FINANCIAL STATEMENTS.

The following financial statements of the Company are contained in this Report on the pages indicated:

Page
Reports of Independent Registered Public Accounting Firms	11-12
Financial Statements:
Balance Sheets – June 30, 2008 and 2007	13
Statements of Operations – years ended June 30, 2008 and 2007	14
Statements of Changes in Stockholders’ Equity (Deficit) - years ended June 30, 2008 and 2007	15
Statements of Cash Flows – years ended June 30, 2008 and 2007	16
Notes to Financial Statements	17-21

To the Board of Directors and

Shareholders of GVC Venture Corp.

New York, New York

We have audited the accompanying balance sheet of GVC Venture Corp. (the Company) as of June 30, 2008 and the related statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of GVC Venture Corp., as of June 30, 2007, were audited by other auditors whose report dated August 23, 2007, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2008 financial statements referred to above present fairly, in all material respects, the financial position of GVC Venture Corp. as of June 30, 2008 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, and may require additional capital during fiscal 2009 to fund continuing operations. These items raise substantial doubt about the Company’s ability to continue as a going concern through June 30, 2009. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Braver P.C.

Certified Public Accountants

Providence, Rhode Island

August 6, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of

GVC Venture Corp.

New York, New York

We have audited the balance sheet of GVC Venture Corp. (the Company) as of June 30, 2007 and 2006, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GVC Venture Corp. as of June 30, 2007 and 2006 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations except for the fiscal year ended June 30, 2006, and may require additional capital during fiscal 2008 to fund continuing operations. These items raise substantial doubt about the Company’s ability to continue as a going concern through June 30, 2008. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mahoney Sabol & Company, LLP

Glastonbury, Connecticut

August 23, 2007

GVC VENTURE CORP.

BALANCE SHEETS

(Dollars in thousands)

	June 30, 2008	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$61	$79

Total current assets	61	79

Other assets	1	1

TOTAL ASSETS	$62	$80

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$124	$118

Total current liabilities	124	118

TOTAL LIABILITIES	124	118

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 1,000,000 shares, none issued or outstanding	-	-
Common stock, $.01 par value, authorized 50,000,000 shares, issued and outstanding 14,194,516 shares	142	142
Additional paid-in capital	2,266	2,266
Accumulated deficit	(2,470)	(2,446)
Total stockholders’ deficit	(62)	(38)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$62	$80

See Notes to Financial Statements.

GVC VENTURE CORP.

STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Years ended June 30,
	2008	2007
Fee and interest income	$3	$13

Expense:
Corporate office, legal, audit and administrative expenses	26	31

Total expense	26	31

Income (loss) from operations	(23)	(18)
Income tax expense	1	1
NET INCOME (LOSS)	$(24)	$(19)
Basic and diluted income (loss) per share	$-	$-
Weighted average common shares outstanding:
Basic and diluted	14,194,516	14,194,516

See Notes to Financial Statements.

GVC VENTURE CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended June 30, 2008 and 2007

(Dollars in thousands, except share data)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2006	14,194,516	$142	$2,266	$(2,427)	$(19)
Net loss, year ended June 30, 2007	-	-	-	(19)	(19)
Balance, June 30, 2007	14,194,516	142	$2,266	(2,446)	(38)
Net loss, year ended June 30, 2008	-	-	-	(24)	(24)
Balance, June 30, 2008	14,194,516	$142	$2,266	$(2,470)	$(62)

See Notes to Financial Statements.

GVC VENTURE CORP.

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years ended June 30,
	2008	2007

Cash Flows from Operating Activities:
Net income (loss)	$(24)	$(19)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Increase/decrease in operating assets and liabilities:
Increase in accounts payable and accrued expenses	6	13
Net cash used in operating activities	(18)	(6)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:	-	-

Net increase (decrease) in cash and cash equivalents	(18)	(6)
Cash and cash equivalents, beginning of year	79	85
Cash and cash equivalents, end of year	$61	$79

Supplemental cash flow disclosures: Cash payments of interest	$-	$-
Cash payments of income taxes	$1	$1

See Notes to Financial Statements.

GVC VENTURE CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

The accompanying financial statements of GVC Venture Corp. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of the Company and its subsidiaries. All significant inter-company transactions and accounts have been eliminated.

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

Going Concern:

The financial statements have been prepared assuming the Company will continue as a going concern. The Company had a net loss of $24,000 for the year ended June 30, 2008, and a net loss of $19,000 for the year ended June 30, 2007, and had also experienced losses in prior years which significantly weakened the Company’s financial condition and its potential inability to meet current operating expenses. In addition, the Company’s current liabilities exceeded its current assets by $63,000 at June 30, 2008 and $39,000 at June 30, 2007. The appropriateness of using the going concern basis is dependent upon, among other things, the Company’s ability to raise additional capital to fund operating losses and consummate a merger (including reverse merger), acquisition, sale, other business combination or other financial transactions. The uncertainty of obtaining these goals raises doubt about the Company’s ability to continue as a going concern through June 30, 2009. The financial statements do not include any adjustments to the carrying value of the assets and liabilities that might be necessary as a consequence of these uncertainties.

Cash and Cash Equivalents:

Highly liquid instruments purchased with original maturities of three months or less are considered to be cash equivalents.

The Company maintains cash balances at one financial institution. The Federal Deposit Insurance Corporation (FDIC) insures the account up to $100,000. At June 30, 2008 and 2007, all of the Company’s cash balances were FDIC insured except funds of $51,000 held in a money market fund at June 30, 2008 and $63,000 at June 30, 2007.

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

Basic and diluted income (loss) per common share was calculated using 14,194,516 shares for each of fiscal 2008 and 2007 as there were no stock issuances, or potentially dilutive securities outstanding in either year. Accordingly, basic and diluted shares were the same in each fiscal year.

NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair values, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS 157 indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price mode. In February 2008, the FASB issued FASB Staff Positions (FSP) SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions,” and FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157.” FSP SFAS 157-1 removes leasing transactions from the scope of SFAS No. 157, while SFAS No. 157-2 defers the effective date of SFAS 157 to the fiscal year beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It does not defer recognition and disclosure requirements for financial assets and financial abilities, or for nonfinancial assets and nonfinancial liabilities that are remeasure at least annually. Effective January 1, 2008, we adopted SFAS 157, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The adoption of SFAS 157 did not have any impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).SFAS No.159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “Fair Value Option”). Unrealized gains and losses on items for which the Fair Value Option has been elected are reported in earnings. The Fair Value Option has been elected are reported in earnings. The Fair Value Option is applied instrument by instrument (with certain exceptions), is irrevocable (unless a new election date occurs) and is applied only to an entire instrument. The effect of the first remeasurement to fair value is reported as a cumulative-effect adjustment to the opening balance of retained earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 with earlier application permitted, subject to certain conditions

In December 2007, the FASB issues SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141, “Business Combinations,” that, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating what impact the adoption of SFAS No. 141(R) will have on the financial statements.

In December 2007, the Securities Exchange Commission (“SEC”) published Staff Accounting Bulletin (“SAB”) No. 110, which amends SAB No. 107, to allow for the continued use, under certain circumstances, of the “simplified” method in developing an estimate of the expected term of so-called “plain vanilla” stock options accounted for under SFAS 123(R) beyond December 31, 2007. Companies can use the simplified method if they conclude that their stock option exercise experience does not provide a reasonable basis upon which to estimate expected term.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which will require noncontrolling interests, previously referred to as minority interests, to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 is effective for periods beginning on or after December 15, 2008. We will assess the impact of SFAS 160 if and when any noncontrolling interests should arise.

In July 2002, the Public Company Accounting Reform and Investor Protection Act of 2002 (the Sarbanes-Oxley Act) was enacted. Section 404 stipulates that public companies must take responsibility for maintaining an effective system of internal control. Section 404(a) of the Act requires public companies to report on the effectiveness of their control over financial reporting and Section 404 (b) requires public companies to obtain an attest report from their independent registered public accountant about management’s report. The Company is not required to comply with section 404(a) of the Act until the fiscal year ending June 30, 2009.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

NOTE 3 – CONCENTRATIONS OF CREDIT RISK:

The Company’s financial instruments that could be exposed to concentrations of credit risk consist primarily of cash and cash equivalents (see Note 1).

NOTE 4 - STOCK OPTIONS:

No options were granted during fiscal 2008 or fiscal 2007 and there are currently no options outstanding.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accou nts payable and accrued expenses consisted of the following at June 30, 2008 and 2007:

	2008	2007
Administrative expenses	$3,000	$6,000
Professional fees	120,000	110,000
State and local taxes	1,000	2,000
Total	$124,000	$118,000

NOTE 6 – COMMITMENTS AND CONTINGENCIES:

The Company leases office space in New York City for approximately $350 per month on a month to month basis. Rent expense totaled approximately $4,200 for each of the years ended June 30, 2008 and 2007.

NOTE 7 - INCOME TAXES:

The income tax provision consists of the following for the years ended June 30, 2008 and 2007:

	2008	2007
Current:
Federal	$-	$-
State	1,000	1,000
Total current	$1,000	$1,000
Deferred:
Federal	$-	$-
State	-	-
Total deferred	-	-

Total tax provision	$1,000	$1,000

At June 30, 2008, there were no deferred tax assets or liabilities recognized for taxable temporary differences.

The Company establishes a valuation allowance in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized. At June 30, 2008 and 2007, the Company has provided a valuation allowance against all of its net deferred tax assets due to the uncertainty of realizing any benefit therefrom in the future.

A reconciliation of the income tax provision computed by applying the federal and state statutory rates to income before taxes to the actual income tax provision for the years ended June 30, 2008 and 20 07 is as follows:

	2008	2007

Federal provision of statutory rate	$-	$-
State provision at statutory rate	$1,000	$1,000
Valuation allowance and other	-	-
Total	$1,000	$1,000

At June 30, 2008, the Company had available net operating loss (NOL) carryforwards of approximately $1,932,000for federal income tax purposes, which expire from 2012 to 2032. However, because of an ownership change that occurred on June 30, 2004, the federal NOLs are subject to certain annual limitations. This is because certain substantial ownership changes, as defined in Internal Revenue Code Section 382, limit the utilization of the available NOLs and tax credit carryforwards (the Section 382 Limitation). The Section 382 Limitation is calculated by multiplying the fair market value of the loss corporation immediately preceding the change of ownership by the long-term, tax-exempt rate prescribed by the IRS. Because of the change in ownership on June 30, 2004 and based on the Section 382 Limitation calculation, the Company will be allowed to use approximately $6,500 per year of its federal NOLs generated prior to June 30, 2004 until they would otherwise expire.

ITEM 8.	CHANGES IN REGISTRANT’S CERTIFYING ACCOUNTANT.

On December 31, 2007, Mahoney Sabol & Company, LLP (“Mahoney Sabol”) resigned as the Company’s independent registered public accounting firm and, on January 3, 2008, the Company, acting through its Board of Directors, retained Braver PC (“Braver”) as the Company’s independent registered public accounting firm.

Except for going concern qualifications contained in the reports of Mahoney Sabol with respect to the Company’s financial statements as at and for the years ended June 30, 2006 and 2007, Mahoney Sabol’s reports on the Company’s financial statements as at and for the years ended June 30, 2006 and 2007 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s fiscal years ended June 30, 2006 and 2007 and the subsequent period through December 31, 2007, (i) there were no disagreements with Mahoney Sabol, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Mahoney Sabol’s satisfaction, would have caused Mahoney Sabol to make reference to the subject matter of the disagreement in connection with its reports, (ii) no such disagreement was discussed with the Board of Directors or any committee of the Board of Directors of the Company and (iii) Mahoney Sabol did not advise the Company of the existence of any matter described in Item 304(a)(1)(iv) of Regulation S-B. The Company has authorized Mahoney Sabol to respond fully to the inquiries of Braver. Mahoney Sabol furnished the Company with a letter addressed to the Securities and Exchange Commission stating that it agrees with the statements made by the Company.

During the Company’s fiscal years ended June 30, 2006 and 2007 and the subsequent period through December 31, 2007, neither the Company nor anyone on behalf of the Company consulted Braver regarding (a) either the application of accounting principles to a specified transaction, either completed or contemplated, or the type of audit opinion that might be rendered on the financial statements of the Company, and no written or oral advice of Braver was provided with respect to any accounting, auditing, or financial reporting issue or (b) any matter that was either the subject of a disagreement or any event described in Item 304(a)(1)(iv) of Regulation S-B. The Company has also provided Braver with a copy of this Report, requested by Braver to review the disclosures contained in this Report and provided Braver with the opportunity to furnish the Company with a letter addressed to the Securities and Exchange Commission containing any new information, clarification of the Company’s expression of its views or the respects in which Braver does not agree with the disclosures made in this Report.

During the period from July 1, 2005 through December 31, 2007, no events described in Item 304(a)(1)(iv) of Regulation S-B promulgated by the Securities and Exchange Commission occurred with respect to the Company

During the fiscal year ended June 30, 2006, and through December 31, 2007, the Company had no disagreement with the Previous Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the Previous Accountants, would have caused the Previous Accountants to make reference to the subject matter of the disagreement in connection with its report on the Company’s financial statements for such fiscal periods.

ITEM 8A(T).	CONTROLS AND PROCEDURES.

As of the end of the period covered by this Report, the Company’s President, principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, this officer concluded that, as of the date of his evaluation, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including that officer, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Report of Management on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed by, or under the supervision of the Company’s Chief Executive Officer, who is also the Company’s Chief Financial Officer, to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that the Company’s transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

The Company’ management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework. Based on its assessment the Company’s management concluded that, as of June 30, 2008, the Company’s internal control over financial reporting is effective and based on those criteria.

The Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the fiscal year ended June 30, 2008.

ITEM 8B.	OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Identification of Current Directors and Executive Officers

Background of Directors and Officers

Bernard Zimmerman, 75, became Chairman of the Board, President, Chief Executive Officer, Treasurer and a director of the Company on June 30, 2004. He has been President and Treasurer of Bernard Zimmerman & Company, Inc., a financial and management consulting firm (“Zimmerman Company”), since 1972. Since July 2003, Mr. Zimmerman has also served as President and Chief Executive Officer and a director of FCCC, Inc., a company engaged in seeking mergers, acquisitions, other business combinations and financial transactions. Since August 2007, Mr. Zimmerman has served as Chairman, President, Chief Operating Officer and Principal Financial Officer of St. Laurence Seaway Corporation, a company engaged in seeking mergers, acquisitions, reverse mergers and other financial transactions. Mr. Zimmerman also served as a director and member of the Audit Committee of Sbarro, Inc. for more than 20 years until January 2007. Mr. Zimmerman has been a certified public accountant in New York for more than the past thirty-five years.

Gordon Banks, 52, has served as a director of the Company since its inception in 1987. He served as President of the Company from June 1988 until June 30, 2004 and Chief Executive Officer of the Company from September 2003 until June 2004. From its inception in 1987 until June 1988, Mr. Banks served as Vice President of the Company. Since November 1988, Mr. Banks has been co-director of Enviro Stables Ltd., a company engaged in acquiring, breeding, racing and selling horses.

Conrad J. Gunther, Jr., 61, became a director of the Company on June 30, 2004. He has been President of E-Billsolutions, Inc., an independent sales organization that assists merchants in arranging the processing of their credit card transactions, since 2000. From 1994 until 2000, Mr. Gunther served as President of C J Gunther & Associates, a provider of financial and management consulting services, and Managing Director of The Allied Group, an insurance brokerage firm. From 1989 until 1994 Mr. Gunther served as Executive Vice President and Chief Operating Officer of North Fork Bancorporation, a bank holding company. Mr. Gunther is also a director of CVD Equipment Corporation.

Marc J. Hanover, 58, has served as Secretary of the Company since its inception in 1987. He served as Vice President-Finance, Chief Financial Officer and Treasurer of the Company from its inception in 1987 until June 30, 2004. Since November 1988, Mr. Hanover has been co-director of Enviro Stables Ltd., a company engaged in acquiring, breeding, racing and selling horses.

Gordon Banks serves as a Class I director, Conrad J. Gunther, Jr. serves as a Class II director and Bernard Zimmerman serves as a Class III director of the Company. Class I directors were scheduled to serve until the 2004 Annual Meeting of Stockholders, Class II directors were scheduled to serve until the 2005 Annual Meeting of Stockholders and Class III directors are scheduled to serve until the 2006 Annual Meeting of Stockholders, respectively, and until their respective successors are elected and qualified. Annual Meetings of Stockholders were scheduled to be held during the month of December in each such year; however no Annual Meeting of Stockholders has been held since 2004. Officers hold office at the pleasure of the Board of Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of the Company’s Common Stock, to file initial reports of ownership, and reports of changes of ownership, of the Company’s equity securities with the SEC and furnish copies of those reports to the Company. Based on a review of reports furnished to the Company and information available to the Company regarding the record ownership of shares, the Company believes that all reports required to be filed by such persons with respect to the Company’s fiscal year ended June 30, 2008 were timely filed.

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

Summary Compensation Table

No executive officer was awarded, earned or paid any compensation by or on behalf of the Company for services rendered to the Company during the Company’s fiscal years ended June 30, 2008 or 2007.

The Company has no pension, health, annuity, bonus, insurance, equity incentive, non-equity incentive, stock options, profit sharing or similar benefit plans. No equity incentive plan awards or non-equity incentive plan compensation was granted to, or earned by, any directors or executive officers during the Company’s fiscal year ended June 30, 2008 or 2007. No stock options or stock appreciation rights were granted to any of the Company’s directors or executive officers during the Company’s fiscal year ended June 30, 2008 or June 30, 2007 and none are outstanding.

Outstanding Equity Awards

As of June 30, 2008, none of our directors or executive officers held unexercised options, stock that had not vested, or equity incentive plan awards.

Remuneration of Directors

No director received compensation for services rendered to the Company for the fiscal year ended June 30, 2008. The Company has no arrangements pursuant to which directors are compensated for services provided as a director.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information, as at August 1, 2008, with respect to the shares of the Company’s Common Stock beneficially owned by (i) any person (including any “group,” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent of the Company’s outstanding Common Stock, (ii) each executive officer of the Company, (iii) each director of the Company and (iv) all executive officers and directors of the Company as a group:

Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Bernard Zimmerman & Company, Inc. 18 High Meadow Road Weston, CT 06883	4,700,000	33.1%
Berman Industries, Inc. 1 Bridge Plaza Ft. Lee, NJ 07024	2,600,000	18.3%
Gordon Banks 25 Fifth Avenue New York, NY 10003	1,549,808	10.9%
Continued on following page

Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Palisade Investors LLC 1 Bridge Plaza Fort Lee, NJ 07024	1,504,545	10.6%
Russell Banks 60 Edgewater Drive Tower 2 Coral Gables, FL 33133	980,761 (1)	6.9%
Janice Banks 60 Edgewater Drive Tower 2 Coral Gables, FL 33133	543,395 (2)	3.8%
Conrad J. Gunther, Jr.	300,000	2.1%
Marc J. Hanover	194,148	1.4%
Directors and executive officers as a group (four persons)	6,743,956	47.5%

___________________________

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

Bernard Zimmerman & Company, Inc. and Bernard Zimmerman may be deemed to control the Company by virtue of the stock ownership of Bernard Zimmerman & Company, Inc. and the positions in the Company held by Bernard Zimmerman.

Securities Authorized for Issuance Under Equity Compensation Plans

At June 30, 2008, the Company had no compensation plans or individual compensation arrangements, whether or not approved by the Company’s security holders, under which any equity securities or options, warrants or rights to acquire equity securities are outstanding or authorized for issuance.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Since July 1, 2007, there have been no, and there are no currently proposed, transactions in which the Company was or is to be a participant with any related person or in which any related person had or will have a direct or indirect material interest. The terms “transactions,” “related person,” and “direct or indirect material interest” have the meanings afforded those terms under Item 404 of Regulation S-B promulgated by the Securities and Exchange Commission.

ITEM 13.	EXHIBITS

Exhibit Number	Description
*3.1(a)	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 12, 1987.
*3.1(b)	Certificate of Amendment to the Company’s Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on December 19, 1989.
*3.1(c)	Certificate of Amendment to the Company’s Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on December 6, 2000.
*3.1(d)	Certificate of Amendment to the Company’s Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 30, 2004.
**3.2	By-laws of the Company.
*14.1	Code of Ethics for Principal Executive Officers and Senior Financial Officers.
31.1	Section 302 Certification of Principal Executive Officer and Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

____________________

*	Incorporated by reference to the same numbered exhibit in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004.
**	Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration of Securities on Form 10 filed on June 16, 1987, File 10, File No. 0-15862.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The fees of each of Braver and Mahoney Sabol for audit services related to their audits of the Company’s financial statements for the years ended June 30, 2008 and 2007, respectively, and for their reviews of the Company’s interim financial statements, included in Quarterly Reports on Form 10-QSB filed by the Company during those fiscal years, was $3,000. The appointment of Braver P.C. as the auditors for the Company became effective January 4, 2008.

Audit-Related Fees

Neither Braver nor Mahoney Sabol rendered any non-audit-related services during fiscal 2008 or 2007 or 2006.

Tax Fees

Braver intends to bill the Company $1,000 for the preparation of the Company’s federal, state and local income tax returns for the Company’s fiscal year ended June 30, 2008. Mahoney Sabol billed $1,000 for its services in connection with the preparation of the Company’s federal, state and local income tax returns for each of the years ended June 30, 2007 and 2006.

Other Fees

Neither Braver nor Mahoney Sabol performed other services for the Company during either fiscal 2008 or 2007.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Board of Directors’ present policy is to pre-approve all audit services and permissible non-audit services provided by the independent auditors. All services performed by the Company’s independent auditors in fiscal 2008 and 2007 were pre-approved by the Board of Directors. It is expected that pre-approval will be for periods up to one year for services to be set forth in engagement letters approved by the Board of Directors that are detailed as to the particular service or category of services to be provided and subject to a specific budget.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GVC VENTURE CORP.

Dated: August 6, 2008

By:	/s/ Bernard Zimmerman
Bernard Zimmerman, President, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature /s/ Bernard Zimmerman	Capacity	Date
Bernard Zimmerman	President, (Principal Executive Officer),Treasurer (Principal Financial and Accounting Officer) and Director	August 6, 2008
/s/ Gordon Banks
Gordon Banks	Director	August 6, 2008

/s/ Conrad J. Gunther, Jr.
Conrad J. Gunther, Jr.	Director	August 6, 2008

EXHIBIT INDEX

Exhibit Number	Description
*3.1(a)	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 12, 1987.
*3.1(b)	Certificate of Amendment to the Company’s Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on December 19, 1989.
*3.1(c)	Certificate of Amendment to the Company’s Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on December 6, 2000.
*3.1(d)	Certificate of Amendment to the Company’s Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 30, 2004.
**3.2	By-laws of the Company.
*14.1	Code of Ethics for Principal Executive Officers and Senior Financial Officers.
31.1	Section 302 Certification of Principal Executive Officer and Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

____________________
*	Incorporated by reference to the same numbered exhibit in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004.
**	Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration of Securities on Form 10 filed on June 16, 1987, File 10, File No. 0-15862.