Form 10-Q
period 2008-09-30
GVC VENTURE CORP
filed 2008-11-07
CIK 814286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended September 30, 2008

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of latest practicable date: As of November 3, 2008, there were 14,194,516 shares of Common Stock, $.01 par value per share outstanding.

Item 1.	Financial Statements

GVC VENTURE CORP

BALANCE SHEETS

(Dollars in thousands)

	September 30, 2008	June 30, 2008
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$54	$61

Total current assets	54	61

Other assets	1	1

TOTAL ASSETS	$55	$62

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$124	$124

Total current liabilities	124	124

TOTAL LIABILITIES	$124	124

Stockholders’ deficit:
Preferred stock, $.01 par value, authorized 1,000,000 shares, none issued or outstanding	—	—
Common stock, $.01 par value, authorized 50,000,000 shares, issued and outstanding 14,194,516 shares	142	142
Additional paid-in capital	2,266	2,266
Accumulated deficit	(2,477)	(2,470)
Total stockholders’ deficit	(69)	(62)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$55	$62

See notes to financial statements.

GVC VENTURE CORP STATEMENTS OF OPERATIONS (UNAUDITED) (Dollars in thousands, except per share data)

	Three Months Ended September 30,
	2008	2007

Fee and other income	$—	$1

Expense:
Corporate office, legal, audit and administrative expenses	7	8
Total expense	7	8
Loss from operations	(7)	(7)
Income tax expense	—	1
Net loss	$(7)	$(8)

Basic and diluted income loss per share	$—	$—
Weighted average common shares outstanding:
Basic and diluted	14,194,516	14,194,516

See notes to financial statements.

GVC VENTURE CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
(Dollars in thousands)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2008 (audited)	14,194,516	$142	$2,266	$(2,470)	$(62)
Net loss (unaudited) for the three months ended September 30, 2008	—	—	—	(7)	(7)
Balance, September 30, 2008 (unaudited)	14,194,516	$142	$2,266	$(2,477)	$(69)

See notes to financial statements.

GVC VENTURE CORP.
STATEMENTS OF CASH FLOWS
(UNAUDITED) (Dollars in thousands)

	Three Months Ended September 30,
	2008	2007

Cash Flows from Operating Activities:
Net loss	$(7)	$(8)
Adjustments to reconcile net loss to cash provided by operating activities:
Decrease in accounts payable and accrued expenses	—	(2)

Net cash used by operating activities	(7)	(10)
Cash Flows from Investing Activities:	—	—
Cash Flows from Financing Activities:	—	—

Decrease in cash and cash equivalents	(7)	(10)
Cash and cash equivalents, beginning of period	61	79
Cash and cash equivalents, end of period	$54	$69

Supplemental cash flow disclosures:
Cash payments of interest	$—	$—
Cash payments of income taxes	$—	$1

See notes to financial statements.

GVC VENTURE CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION:

The accompanying unaudited financial statements of GVC Venture Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included herein. The balance sheet presented herein as of June 30, 2008 was derived from the Company’s audited financial statements as of and for the year ended June 30, 2008. Operating results are not necessarily indicative of the results that may be expected for the year ending June 30, 2009 or other future periods. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008.

The financial statements have been prepared assuming the Company will continue as a going concern. Management believes that the Company has sufficient cash and understandings with various creditors to continue its efforts to seek merger (including reverse merger), acquisition, sale and business combination opportunities with operating businesses or other business or financial transactions for more than the next twelve months. However, the Company has no operations and has experienced recurring quarterly and annual losses which significantly weakened the Company’s financial condition and its potential ability to meet current operating expenses. The Company had a net loss of $7,000 for the quarter ended September 30, 2008, $24,000 for the year ended June 30, 2008 and $19,000 for the year ended June 30, 2007, and had also experienced losses in prior years which significantly weakened the Company’s financial condition and its potential inability to meet current operating expenses. In addition, the Company’s current liabilities exceeded its current assets by $70,000 at September 30, 2008 and $63,000 at June 30, 2008. The appropriateness of using the going concerning basis is dependent upon, among other things, the Company’s ability to raise additional capital to fund operating losses and consummate a merger (including reverse merger), acquisition, sale, other business combination or other financial transactions. The uncertainty of obtaining these goals raises doubt about the Company’s ability to continue as a going concern through September 30, 2009. The financial statements do not include any adjustments to the carrying value of the assets and liabilities that might be necessary as a consequence of these uncertainties.

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

NOTE D – ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consisted of the following at September 30, 2008 and Ju ne 30, 2008:

	September 30,	June 30,
	2008	2008

Administrative expenses	$2,000	$3,000
Professional fees	121,000	120,000
State and local taxes	1,000	1,000

Total	$124,000	$124,000

Item 2.	Management’s Discussion and Analysis or Plan of Operation

General

For several years, including the quarters ended September 30, 2008 and 2007 the Company has engaged in no operating activities, while seeking potential opportunities for an acquisition, sale, merger, including a reverse merger, or other business or financial transaction.

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

Results of Operations

Quarter Ended September 30, 2008

Compared to the Quarter Ended September 30, 2007

The Company’s only revenues in the reported periods was interest income from cash maintained in a bank money market account. Interest income was under $500 for the quarter ended September 30, 2008, compared to $1,000 in the same quarter a year ago. The reduction was due to a lower average cash balance and lower prevailing interest rates.

The Company incurred corporate office, legal, audit and administrative expenses of $7,000 in each of the quarters ended September 30, 2008 and September 30, 2007, primarily for rent, corporate office, accounting, legal, reporting and stockholder expenses. The Company incurred income tax expense of under $500 for the quarter ended September 30, 2008 compared to $1,000 in the quarter ended September 30, 2007.

For the quarters ended September 30, 2008 and 2007, the Company had a net loss of $7,000 and $8,000 respectively.

Liquidity and Capital Resources

The Company had cash on hand at September 30, 2008 of $54,000 compared to $61,000 at June 30, 2008 and $69,000 at September 30, 2007. The reduction since June 30, 2008 was due to losses sustained by the Company in its operations of $7,000.

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

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description

31	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on its behalf by the undersigned thereunto duly authorized.

GVC VENTURE CORP.

Date: November 7, 2008	By:	/s/ Bernard Zimmerman
Bernard Zimmerman, President
(Principal Executive Officer) and
Treasurer (Principal Financial and
Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.