Form 10-Q
period 2008-12-31
GVC VENTURE CORP
filed 2009-02-09
CIK 814286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended December 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of latest practicable date: As of January 31, 2009, there were 14,194,516 shares of Common Stock, $.01 par value per share outstanding.

Item 1.	Financial Statements

GVC VENTURE CORP

BALANCE SHEETS

(Dollars in thousands)

	December 31, 2008	June 30, 2008
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$49	$61

Total current assets	49	61

Other assets	1	1

TOTAL ASSETS	$50	$62

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and other accrued expenses	$126	$124

Total current liabilities	126	124

TOTAL LIABILITIES	126	124

Stockholders’ deficit:
Preferred stock, $.01 par value, authorized 1,000,000 shares, none issued or outstanding	—	—
Common stock, $.01 par value, authorized 50,000,000 shares, issued and outstanding 14,194,516 shares	142	142
Additional paid-in capital	2,266	2,266
Accumulated deficit	(2,484)	(2,470)
Total stockholders’ deficit	(76)	(62)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$50	$62

See notes to financial statements.

GVC VENTURE CORP. STATEMENTS OF OPERATIONS (UNAUDITED) (Dollars in thousands, except per share data)

	Three Months Ended December 31,
	2008	2007

Interest income	$—	$1

Expense:
Corporate office, legal, audit and administrative expenses	7	6
Total expense	7	6
Loss from operations	(7)	(5)
Income tax expense	—	—
Net loss	$(7)	$(5)

Basic and diluted loss per share	$—	$—
Weighted average common shares outstanding:
Basic and diluted	14,194,516	14,194,516

See notes to financial statements.

GVC VENTURE CORP. STATEMENTS OF OPERATIONS (Unaudited) (Dollars in thousands, except per share data)

	Six Months Ended December 31,
	2008	2007

Interest income	$—	$2

Expense:
Corporate office, legal, audit and administrative expenses	14	14
Total expense	14	14
Loss from operations	(14)	(12)
Income tax expense	—	1
Net loss	$(14)	$(13)

Basic and diluted loss per share	$—	$—
Weighted average common shares outstanding:
Basic and diluted	14,194,516	14,194,516

See notes to financial statements.

GVC VENTURE CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED DECEMBER 31, 2008
(Dollars in thousands)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2008 (audited)	14,194,516	$142	$2,266	$(2,470)	$(62)
Net loss (unaudited) for the six months ended December 31, 2008	—	—	—	(14)	(14)
Balance, December 31, 2008 (unaudited)	14,194,516	$142	2,266	$(2,484)	$(76)

See notes to financial statements.

GVC VENTURE CORP.
STATEMENTS OF CASH FLOWS
(Unaudited) (Dollars in thousands)

	Six Months Ended December 31,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(14)	$(13)

Adjustments to reconcile net loss to cash provided by operating activities:
Increase in other assets	—	—
Increase in accounts payable and accrued expenses	2	1

Net cash used by operating activities	(12)	(12)

Cash Flows from Investing Activities:	—	—

Cash Flows from Financing Activities:	—	—

Net decrease in cash and cash equivalents	(12)	(12)
Cash and cash equivalents, beginning of period	61	79
Cash and cash equivalents, end of period	$49	$67

Supplemental cash flow disclosures:
Cash payments of interest	$—	$—
Cash payments of income taxes	$—	$1

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

The financial statements have been prepared assuming the Company will continue as a going concern. Management believes that the Company has sufficient cash and understandings with various creditors to continue its efforts to seek merger (including reverse merger), acquisition, sale and business combination opportunities with operating businesses or other business or financial transactions for more than the next twelve months. However, the Company has no operations and has experienced recurring quarterly and annual losses which significantly weakened the Company’s financial condition and its potential ability to meet current operating expenses. The Company had a net loss of $14,000 for the six months ended December 31, 2008, $24,000 for the year ended June 30, 2008 and $19,000 for the year ended June 30, 2007, and had also experienced losses in prior years which significantly weakened the Company’s financial condition and its potential inability to meet current operating expenses. In addition, the Company’s current liabilities exceeded its current assets by $77,000 at December 31, 2008 and $63,000 at June 30, 2008. The appropriateness of using the going concerning basis is dependent upon, among other things, the Company’s ability to raise additional capital to fund operating losses and consummate a merger (including reverse merger), acquisition, sale, other business combination or other financial transactions. The uncertainty of obtaining these goals raises doubt about the Company’s ability to continue as a going concern through December 31, 2009. The financial statements do not include any adjustments to the carrying value of the assets and liabilities that might be necessary as a consequence of these uncertainties.

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

NOTE D – ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consisted of the following at December 31, 2008 and June 30, 2008:

	December 31,	June 30,
	2008	2008

Administrative expenses	$4,000	$3,000
Professional fees	121,000	120,000
State and local taxes	1,000	1,000

Total	$126,000	$124,000

Item 2.	Management’s Discussion and Analysis or Plan of Operation

General

For several years, including the six months ended December 31, 2008 and 2007, the Company has engaged in no operating activities, while seeking potential opportunities for an acquisition, sale, merger, including a reverse merger, or other business or financial transaction.

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

Results of Operations

Quarter Ended December 31, 2008

Compared to the Quarter Ended December 31, 2007

The Company’s only revenue in the reported periods was interest income from cash maintained in a bank money market account. Interest income was under $250 for the quarter ended December 31, 2008, compared to $1,000 in the same quarter a year ago. The reduction was due to a lower average cash balance and lower prevailing interest rates.

The Company incurred corporate office, legal, audit and administrative expenses of $7,000 and $6,000 respectively in each of the quarters ended December 31, 2008 and December 31, 2007, primarily for rent, corporate office, accounting, legal, reporting and stockholder expenses. The increase related to travel expenses with respect to a potential merger transaction. The Company incurred no income tax expense of for the quarter ended December 31, 2008 compared to $1,000 in the quarter ended December 31, 2007.

For the quarters ended December 31, 2008 and 2007, the Company had a net loss of $7,000 and $5,000 respectively.

Six Months Ended December 31, 2008 Compared

To the Six Months Ended December 31, 2007

The Company’s revenues in the six months ended December 31, 2008 were approximately $500, compared to interest income of $2,000 in the six months ended December 31, 2008. The decrease was primarily due to a lower average cash balances and lower prevailing interest rates.

The Company incurred corporate office, legal, audit and administrative expense of $12,000 in the six months ended December 31, 2007 compared to $14,000 for the similar six months of 2008. The increase related to travel expenses with respect to a potential merger transaction.

Income tax expense, comprised of state and local taxes, was $1,000 in the six months ended December 31, 2007 compared to no income tax expense in the same period of 2008.

As a result, the Company had a net loss of $13,000 in the six months ended December 31, 2007 compared to a net loss of $14,000 in the six months ended December 31, 2008.

Liquidity and Capital Resources

The Company had cash on hand at December 31, 2008 of $49,000 compared to $61,000 at June 30, 2008 and $67,000 at December 31, 2007. The reduction of $12,000 in cash since June 30, 2008 was due to losses sustained by the Company in its operations of $14,000, partially offset by a $2,000 increase in accounts payable and accrued expenses. The Company had no investing or financing activities during the six months ended December 31, 2008.

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

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a “simplified” method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company has not yet adopted the simplified method for “plain vanilla” share options and warrants, but does not expect it to have a material impact on o the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51.” This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The provisions of SFAS No. 159 are effective for the Company’s fiscal year beginning July 1, 2009. It is not believed that, based on the Company’s current corporate structure, this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issues SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141, “Business Combinations,” that, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. SFAS No. 141(R) applies to the Company prospectively to business combinations for which the acquisition date is on or after July 1, 2009. The impact on the Company will depend on the nature and extent of any business combinations occurring on or after that date.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain items at fair value. Unrealized gains and losses on items for which this option has been elected are reported in earnings. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its financial statements.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 under the Securities Exchange Act of 1934, and are not required to provide the information under this item.

Item 4.	Controls and Procedures

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

GVC VENTURE CORP.

Date:	February 6, 2009	By:	/s/ Bernard Zimmerman
Bernard Zimmerman, President
(Principal Executive Officer) and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.