Form 10-Q
period 2009-03-31
GVC VENTURE CORP
filed 2009-05-11
CIK 814286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to _____________________

Commission File No. 000-15862

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of latest practicable date: As of April 30, 2009, there were 14,194,516 shares of Common Stock, $.01 par value per share outstanding.

Item 1.	Financial Statements

GVC VENTURE CORP

BALANCE SHEETS

(Dollars in thousands)

	March 31, 2009	June 30, 2008
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$47	$61

Total current assets	47	61

Other assets	1	1

TOTAL ASSETS	$48	$62

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and other accrued expenses	$130	$124

Total current liabilities	130	124

TOTAL LIABILITIES	130	124

Stockholders’ deficit:
Preferred stock, $.01 par value, authorized 1,000,000 shares, none issued or outstanding	-	-
Common stock, $.01 par value, authorized 50,000,000 shares, issued and outstanding 14,194,516 shares	142	142
Additional paid-in capital	2,266	2,266
Accumulated deficit	(2,490)	(2,470)
Total stockholders’ deficit	(82)	(62)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$48	$62

See notes to financial statements.

GVC VENTURE CORP. STATEMENT OF OPERATIONS (Unaudited) (Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008

Fee and other income	$-	$1

Expense:
Corporate office and administrative expenses	6	5
Total expense	6	5

Loss from operations	(6)	(4)
Income tax expense	-	-

Net loss	$(6)	$(4)

Basic and diluted loss per share	-	$-

Weighted average common shares outstanding:
Basic and diluted	14,194,516	14,194,516

See notes to financial statements.

GVC VENTURE CORP. STATEMENT OF OPERATIONS (Unaudited) (Dollars in thousands, except per share data)

	Nine Months Ended March 31,
	2009	2008

Fee and other income	$-	$3

Expense:
Corporate office and administrative expenses	20	19
Total expense	20	19

Loss from operations	(20)	(16)
Income tax expense	-	1

Net loss	$(20)	$(17)

Basic and diluted loss per share	$-	$-

Weighted average common shares outstanding:
Basic and diluted	14,194,516	14,194,516

See notes to financial statements.

GVC VENTURE CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED MARCH 31, 2009
(Dollars in thousands)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2008 (audited)	14,194,516	$142	$2,266	$(2,470)	$(62)
Net loss (unaudited) for the nine months ended March 31, 2009	-	-	-	(20)	(20)
Balance, March 31, 2009 (unaudited)	14,194,516	$142	2,266	$(2,490)	$(82)

See notes to financial statements.

GVC VENTURE CORP.
STATEMENT OF CASH FLOWS
(Unaudited) (Dollars in thousands)

	Nine Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(20)	$(17)
Adjustments to reconcile net loss to cash provided by operating activities:
Increase in accounts payable and accrued expenses	6	2

Net cash used by operating activities	(14)	(15)
Cash Flows from Investing Activities:	-	-
Cash Flows from Financing Activities:	-	-

Net decrease in cash and cash equivalents	(14)	(15)
Cash and cash equivalents, beginning of period	61	79
Cash and cash equivalents, end of period	$47	$64

Supplemental cash flow disclosures:
Cash payments of interest	$-	$-
Cash payments of income taxes	$-	$1

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

The financial statements have been prepared assuming the Company will continue as a going concern. Management believes that the Company has sufficient cash and understandings with various creditors to continue its efforts to seek merger (including reverse merger), acquisition, sale and business combination opportunities with operating businesses or other business or financial transactions for more than the next twelve months. However, the Company has no operations and has experienced recurring quarterly and annual losses which significantly weakened the Company’s financial condition and its potential ability to meet current operating expenses. The Company had a net loss of $20,000 for the nine months ended March 31, 2009, $24,000 for the year ended June 30, 2008 and $19,000 for the year ended June 30, 2007, and had also experienced losses in prior years which significantly weakened the Company’s financial condition and its potential inability to meet current operating expenses. In addition, the Company’s current liabilities exceeded its current assets by $83,000 at March 31, 2009 and $63,000 at June 30, 2008. The appropriateness of using the going concerning basis is dependent upon, among other things, the Company’s ability to raise additional capital to fund operating losses and consummate a merger (including reverse merger), acquisition, sale, other business combination or other financial transactions. The uncertainty of obtaining these goals raises doubt about the Company’s ability to continue as a going concern through March 31, 2010. The financial statements do not include any adjustments to the carrying value of the assets and liabilities that might be necessary as a consequence of these uncertainties.

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

NOTE D – ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consisted of the following at March 31, 2009 and June 30, 2008:

	March 31, 2009	June 30, 2008

Administrative expenses	$3,000	$3,000
Professional fees	126,000	120,000
State and local taxes	1,000	1,000

Total	$130,000	$124,000

Item 2.	Management’s Discussion and Analysis or Plan of Operation

General

For several years, including the nine months ended March 31, 2009 and 2008, the Company has engaged in no operating activities, while seeking potential opportunities for an acquisition, sale, merger, including a reverse merger, or other business or financial transaction.

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

Results of Operations

Quarter Ended March 31, 2009

Compared to the Quarter Ended March 31, 2008

The Company’s only revenue in the reported periods was interest income from cash maintained in a bank money market account. Interest income was under $100 for the quarter ended March 31, 2009, compared to $1,000 in the same quarter a year ago. The reduction was due to a lower average cash balance and lower prevailing interest rates.

The Company incurred corporate office, legal, audit and administrative expenses of $6,000 and $5,000, respectively, in each of the quarters ended March 31, 2009 and May 31, 2008, primarily for rent, corporate office, accounting, legal, reporting and stockholder expenses. The increase related to general expenses with respect to potential merger transactions.

For the quarters ended March 31, 2009 and 2008, the Company had a net loss of $6,000 and $4,000 respectively.

Nine Months Ended March 31, 2009 Compared

To the Nine Months Ended March 31, 2009

The Company’s revenues in the nine months ended March 31, 2009 was under $500 compared to interest income of $3,000 in the nine months ended March 31, 2008. The decrease was primarily due to a lower average cash balances and lower prevailing interest rates.

The Company incurred corporate office, legal, audit and administrative expense of $20,000 in the nine months ended March 31, 2009 compared to $19,000 for the similar nine month period ended March 31, 2008. The increase related to expenses with respect to potential merger transactions.

Income tax expense, comprised of state and local taxes, was $1,000 in the nine months ended March 31, 2008. No income tax expense was recognized in the nine month period ended March 31, 2009.

As a result, the Company had a net loss of $20,000 in the nine months ended March 31, 2009 compared to a net loss of $17,000 in the nine months ended March 31, 2008.

Liquidity and Capital Resources

The Company had cash on hand at March 31, 2009 of $47,000 compared to $61,000 at June 30, 2008 and $64,000 at March 31, 2008. The reduction of $14,000 in cash since June 30, 2008 was due to losses sustained by the Company of $20,000, partially offset by a $6,000 increase in accounts payable and accrued expenses. The Company had no investing or financing activities during the nine months ended March 31, 2009.

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

New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments (“FAS 107-1 and APB 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP FAS 107-1 and ABP 28-1 is effective for interim reporting periods ending after June 15, 2009, which for the Company is the first quarter of fiscal 2010. It is not believed that, based on the Company’s current corporate structure, FSP FAS 107-1 and ABP 28-1 will have an impact on the Company’s financial position, results of operations or cash flows.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 became effective on November 15, 2008. SFAS No. 162 has had no effect on the Company’s financial position, statements of operations or cash flows.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement will become effective as to the Company on July 1, 2009, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the Securities Exchange Commission (“SEC”) published Staff Accounting Bulletin (“SAB”) No. 100, which amends SAB No. 107 to allow for the continued use, under certain circumstances, of the “simplified” method in developing an estimate of the expected term of so-called “plain vanilla” stock options accounted for under SFAS 123(R) beyond December 31, 2007. Companies can use the simplified method if they conclude that their stock option exercise experience does not provide a reasonable basis upon which to estimate the expected term of stock options. We have no outstanding stock options and have not had exercised stock options.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51.” This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. The provisions of SFAS No. 159 are effective for the Company’s fiscal year beginning July 1, 2009. Earlier adoption is prohibited. It is not believed that, based on the Company’s current corporate structure, this will have an impact on the Company’s financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” including an amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain items at fair value. Unrealized gains and losses on items for which this option has been elected are reported in earnings. The provisions of SFAS No. 159 became effective for the Company on July 1, 2008 and has had no effect on the Company’s financial position, results of operations or cash flows.

In July 2002, the Public Company Accounting Reform and Investor Protection Act of 2002 (the Sarbanes-Oxley Act) was enacted. Section 404 stipulates that public companies must take responsibility for maintaining an effective system of internal control. Section 404(a) of the Act requires public companies to report on the effectiveness of their control over financial reporting and Section 404(b) requires public companies to obtain an attest report from their independent registered public accountant about management’s report. The Company is not required to comply with section 404(a) of the Act beginning June 30, 2009, but is not required to comply with Section 404(b) of the Act until the fiscal year ending June 30, 2010.

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

GVC VENTURE CORP.

Date:	May 8, 2009	By:	/s/ Bernard Zimmerman
Bernard Zimmerman, President
(Principal Executive Officer) and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.