Form 10-K
period 2009-06-30
GVC VENTURE CORP
filed 2009-08-28
CIK 814286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

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

(212) 907-6610

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒ No ☐

As of August 21, 2009, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the issuer was approximately $54,655 based on the last sale price (the only available price on that date) of the issuer’s Common Stock, as reported by Bloomberg LP Investor Services. This amount excludes the market value all shares as to which any executive officer, director or person known to the registrant to be the beneficial owner of at least 5% of the registrant’s Common Stock may be deemed to have sole or shared voting power. This should not be construed as indicating that all such persons are affiliates.

The number of shares outstanding of the registrant’s Common Stock as at August 21, 2009 was 14,194,516.

DOCUMENTS INCORPORATED BY REFERENCE

None.

GVC VENTURE CORP.

FORM 10-K

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

The Company plans to continue as a public entity and to actively seek merger (including a reverse merger), acquisition and business combination opportunities with operating businesses or other business or financial transactions, including with a privately-held company seeking to operate as a publicly-held company. However, there can be no assurance that this plan will be successfully implemented. While the Company is in discussions regarding a potential merger transaction at this time, the Company has no agreement or commitment with respect to the potential transaction and there can be no assurance that the transaction or any other merger, reverse merger, acquisition or other business combination will be successfully negotiated or completed. The Company has not, to date, set any specific criteria or models for any transaction. The Company believes it has sufficient working capital to continue its efforts for approximately one year.

Available Information

The Company files Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, files or furnishes Current Reports on Form 8-K, files or furnishes amendments to those reports, and may file proxy and information statements with the Securities and Exchange Commission (the “SEC”). These reports and statements may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company has no website.

Strategy

The Company currently engages in no operating activities. The Company plans to continue as a public entity and to actively seek merger (including reverse merger), acquisition and business combination opportunities with operating businesses or other business or financial transactions, including with a privately-held company seeking to operate as a publicly-held company. However, there can be no assurance that this plan will be successfully implemented. The Company believes it has sufficient cash to continue its efforts for approximately one year. While the Company is in discussions regarding a potential merger transaction at this time, the Company has no agreement or commitment with respect to the potential transaction and there can be no assurance that the transaction or any other merger, acquisition or business combination will be successfully negotiated or completed or, if so, whether any such transaction will prove beneficial to the Company’s stockholders. The Company has not, to date, set any specific criteria or models for any such other transaction.

Opportunities come to GVC’s attention from various sources, including its management, its stockholders, professional advisors, securities broker-dealers, venture capitalists, members of the financial community and others who present unsolicited proposals. While it is not currently anticipated that the Company will engage unaffiliated professional firms, business consultants or finders specializing in business acquisitions, reorganizations or other such transactions to aid in the Company’s efforts, such firms may be retained if management deems it in the best interest of the Company. Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments involving the issuance of securities (including those of the Company), or any combination of these, or other compensation arrangements. Consequently, the Company is currently unable to predict the cost of utilizing such services.

The Company intends to continue its search for a suitable acquisition candidate without restricting its search to any particular business, industry or geographical location. In evaluating a prospective transaction, the Company will make a determination as to whether to proceed based on a composite of available facts, without reliance on any single factor, including the nature of the opportunity, andthe respective needs and desires of the Company.

Any such transaction would utilize a legal structure or method deemed by management to be suitable. Therefore, in implementing a structure and a particular transaction, the Company may become a party to a merger, “reverse merger,” consolidation, reorganization, tender offer, joint venture, license, purchase or sale of assets, purchase or sale of stock, or other arrangement. Additionally, the Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of GVC with business organizations and there is no assurance that the Company would be the surviving entity. Any business combination is likely to result in a change in control of the Company and substantial dilution to the existing stockholders’ interest in the Company. As part of such a transaction, GVC’s existing directors may resign and new directors may be appointed. The Company’s operations following its consummation of a transaction will be dependent on the nature of the transaction. It is impossible to predict the nature of a transaction in which the Company may participate. There may also be risks inherent in the transaction, the nature and magnitude of which cannot be predicted.

The Company expects to incur losses each quarter until an appropriate transaction is effectuated.

Competition

GVC is in direct competition with many entities in its efforts to locate a suitable business combination or other financial transaction. Competitors include companies similar to the Company with a publicly-held stockholder base but with little or no business activities. Included in the competition for active companies are public and private operating companies, business development companies, special purpose acquisition companies, venture capital firms, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, merchant bankers, management consultant firms and private individual investors. Nearly all of these entities possess greater financial resources than GVC. Many of these competing entities also possess significantly greater experience and business contacts than GVC’s management.

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

ITEM 1A.	LEGAL PROCEEDINGS.

Not applicable

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES

The Company leases office space at The Chrysler Building, 405 Lexington Avenue, 26th Floor, New York, New York from an unaffiliated party under a month to month arrangement at a monthly rental of approximately $325.

ITEM 3.	LEGAL PROCEEDINGS.

The Company is not aware of any legal proceeding that is pending against the Company or to which any of its property is the subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

The Company’s Common Stock is traded in the over-the-counter market and quoted under the symbol GPAX.OB through the OTC Bulletin Board System. The following are the high and low sales prices for the Company’s Common Stock for the periods reflected below, as reported by Bloomberg LP Investor Services:

Fiscal Year Ended June 30, 2008	High	Low
First Quarter	$.15	$.11
Second Quarter	$.15	$.09
Third Quarter	$.10	$.09
Fourth Quarter	$.09	$.08

Fiscal Year Ended June 30, 2009	High	Low
First Quarter	$.09	$.08
Second Quarter	$.09	$.03
Third Quarter	$.03	$.03
Fourth Quarter	$.07	$.02

The above prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Holders

The approximate number of stockholders of record of the Company’s Common Stock on August 21, 2009 was approximately 3,000. The Company estimates that, in addition, there are approximately 1,700 stockholders with shares held in “street name.”

Dividends

The Company has never paid any cash dividend, and it is anticipated that none will be paid in the foreseeable future.

Recent Sales of Unregistered Securities

The Company issued no shares of its capital stock during the year ended June 30, 2009.

Repurchases of Equity Securities

The Company did not repurchase any of its equity securities during the year ended June 30, 2009.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” and the notes thereto included elsewhere in this Report. Historical operating results are not necessarily indicative of results that may occur in future periods. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Forward-Looking Statements” preceding Item 1 and elsewhere in this Report. The Company undertakes no obligation to update any forward-looking statement to reflect events after the date of this Report.

Business

The Company currently engages in no operating activities. The Company plans to continue as a public entity and to actively seek merger (including reverse merger), acquisition and business combination opportunities with operating businesses or other business or financial transactions, including with a privately-held company seeking to operate as a publicly-held company. However, there can be no assurance that this plan will be successfully implemented. While the Company is in discussions regarding a potential merger transaction at this time, the Company has no agreement or commitment with respect to the potential transaction and there can be no assurance that the transaction or any other merger, reverse merger, acquisition or other business combination will be successfully negotiated or completed. The Company has not, to date, set any specific criteria or models for any transaction. The Company believes it has sufficient working capital to continue its efforts for approximately one year.

Unless and until a transaction is effectuated, the Company does not expect to have operations. Accordingly, during such period, the Company does not expect to achieve sufficient income to offset its operating expenses, resulting in operating losses that are expected to require the Company to use, and thereby reduce, its cash balance.

Results of Operations

Fiscal Year Ended June 30, 2009 compared to Fiscal Year Ended June 30, 2008

During the fiscal years ended June 30, 2009 and 2008, the Company engaged in no operating activities, while seeking potential opportunities for an acquisition, sale, merger, reverse merger, or other business transaction.

During the fiscal year ended June 30, 2009, the Company’s only revenues was nominal interest income and, during the fiscal year June 30, 2008, its only revenues was approximately $3,000 of interest income. The decrease in interest income in fiscal 2009 was a result of less funds being available for investment and a decrease in prevailing interest rates.

Corporate office and administrative expenses during each of the fiscal years ended June 30, 2009 and 2008 were $26,000 which, in both years, were primarily for rent, audit, legal, reporting and stockholder expenses.

The Company had a net loss of $27,000 in the fiscal year ended June 30, 2009 compared to a net loss of $24,000 in the fiscal year ended June 30, 2008. The increase in loss was due to the lower interest income earned in fiscal 2009.

Liquidity and Capital Resources

On June 30, 2009, the Company had cash of approximately $44,000 compared to approximately $61,000 at June 30, 2008. The decrease was a result of the net loss of the Company in the year ended June 30, 2009. While the Company’s liabilities at June 30, 2009 were $134,000, $126,000 thereof, owed to the Company’s law firm, remains subject to a payment deferral understanding.

The Company has no commitment for any capital expenditure. The Company’s cash requirements for the next twelve months are relatively modest, consisting principally of rent, legal, accounting and other expenses relating to filings required under the Securities Exchange Act of 1934 and expenses to be incurred in its search for a merger candidate or other business combination. The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future. The Company believes it has sufficient working capital to continue its efforts for approximately one year.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet financing arrangements.

Recent Accounting Changes and New Accounting Pronouncements

See Note 1 of Notes to Financial Statements contained in Item 8 of this Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The only market risk that the Company is subject to is interest rates that pertain to the cash it maintains in bank accounts, including a money market account at a bank. For fiscal 2009, the Company earned nominal interest as it had less funds available for investment and prevailing interest rates declined on those investments to historically low levels.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following financial statements of the Company are contained in this Report on the pages indicated:

Page
Report of Independent Registered Public Accounting Firm	12
Financial Statements:
Balance Sheets – June 30, 2009 and 2008	13
Statements of Operations – years ended June 30, 2009 and 2008	14
Statements of Changes in Stockholders’ Deficit - years ended June 30, 2009 and 2008	15
Statements of Cash Flows – years ended June 30, 2009 and 2008	16
Notes to Financial Statements	17-23

To the Board of Directors and

Shareholders of GVC Venture Corp.

New York, New York

We have audited the accompanying balance sheet of GVC Venture Corp. (the Company) as of June 30, 2009 and June 30, 2008 and the related statements of operations, shareholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2009 and 2008 financial statements referred to above present fairly, in all material respects, the financial position of GVC Venture Corp. as of June 20, 2009 and June 30, 2008 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, and may require additional capital during fiscal 2010 to fund continuing operations. These items raise substantial doubt about the Company’s ability to continue as a going concern through June 30, 2010. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Braver P.C.

Certified Public Accountants

Providence, Rhode Island

August 28, 2009

GVC VENTURE CORP.

BALANCE SHEETS

(Dollars in thousands)

	June 30, 2009	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$44	$61

Total current assets	44	61

Other assets	1	1

TOTAL ASSETS	$45	$62

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and other accrued expenses	$134	$124

Total current liabilities	134	124

TOTAL LIABILITIES	134	124

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $.01 par value, authorized 1,000,000 shares, none issued or outstanding	-	-
Common stock, $.01 par value, authorized 50,000,000 shares, issued and outstanding 14,194,516 shares	142	142
Additional paid-in capital	2,266	2,266
Accumulated deficit	(2,497)	(2,470)
Total stockholders’ deficit	(89)	(62)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$45	$62

See Notes to Financial Statements

GVC VENTURE CORP.

STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Years ended June 30,
	2009	2008
Interest income	$-	$3

Expense:
Corporate office, legal, audit and administrative expenses	26	26

Total expense	26	26

Loss from operations	(26)	(23)
Income tax expense	1	1

NET LOSS	$(27)	$(24)

Basic and diluted loss per share	$-	$-

Weighted average common shares outstanding:
Basic and diluted	14,194,516	14,194,516

See Notes to Financial Statements.

GVC VENTURE CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the years ended June 30, 2009 and 2008

(Dollars in thousands, except share data)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2007	14,194,516	$142	$2,266	$(2,446)	$(38)

Net loss, year ended June 30, 2008	-	-	-	(24)	(24)
Balance, June 30, 2008	14,194,516	$142	$2,266	$(2,470)	$(62)
Net loss, year ended June 30, 2009	-	-	-	(27)	(27)
Balance, June 30, 2009	14,194,516	$142	$2,266	$(2,497)	$(89)

See Notes to Financial Statements.

GVC VENTURE CORP.

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(27)	$(24)
Adjustments to reconcile net loss to cash provided by operating activities:
Increase/decrease in operating assets and liabilities:
Increase in accounts payable and accrued expenses	10	6
Net cash used in operating activities	(17)	(18)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:	-	-

Net decrease in cash and cash equivalents	(17)	(18)
Cash and cash equivalents, beginning of year	61	79
Cash and cash equivalents, end of year	$44	$61

Supplemental cash flow disclosures:
Cash payments of interest	$-	$-
Cash payments of income taxes	$1	$1

See Notes to Financial Statements.

GVC VENTURE CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

The accompanying financial statements of GVC Venture Corp. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

Going Concern:

The financial statements have been prepared assuming the Company will continue as a going concern. The Company had a net loss of $27,000 for the year ended June 30, 2009, and a net loss of $24,000 for the year ended June 30, 2008, and had also experienced losses in prior years which significantly weakened the Company’s financial condition and its potential inability to meet current operating expenses. In addition, the Company’s current liabilities exceeded its current assets by $90,000 at June 30, 2009 and $63,000 at June 30, 2008. The appropriateness of using the going concern basis is dependent upon, among other things, the Company’s ability to raise additional capital to fund operating losses and consummate a merger (including reverse merger), acquisition, sale, other business combination or other financial transactions. The uncertainty of obtaining these goals raises doubt about the Company’s ability to continue as a going concern through June 30, 2010. The financial statements do not include any adjustments to the carrying value of the assets and liabilities that might be necessary as a consequence of these uncertainties.

Cash and Cash Equivalents:

Highly liquid instruments purchased with original maturities of three months or less are considered to be cash equivalents.

The Company maintains cash balances at one financial institution. The Federal Deposit Insurance Corporation (FDIC) insures the account up to $250,000 and $100,000 at June 30, 2009 and 2008, respectively. At June 30, 2009 and 2008, all of the Company’s cash balances were FDIC insured except funds of $19,000 held in a money market fund at June 30, 2009 and $51,000 at June 30, 2008.

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

Basic and diluted loss per common share was calculated using 14,194,516 shares for each of fiscal 2009 and 2008 as there were no stock issuances, or potentially dilutive securities outstanding in either year. Accordingly, basic and diluted shares were the same in each fiscal year.

Fair Value of Financial Instruments:

SFAS No. 107, “Fair Value of Financial Instruments”, requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of the Company’s financial instruments (cash and cash equivalents) approximate their fair value because of the short maturity of these instruments.

Stock Based Compensation:

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) requires expense for all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. For the Company, this statement was effective as of April 1, 2006. The Company adopted the modified prospective method, under which compensation cost is recognized beginning with the effective date. The modified prospective method recognizes compensation cost based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and, based on the requirements of SFAS 123, for all awards granted to employees prior to the effective date that remain unvested on the effective date. The Company was not required to record any expenses under SFAS 123(R) for share based awards currently outstanding. However, the amount of expense recorded under SFAS 123(R) will depend upon the number of share based awards granted in the future and their valuation.

NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

On July 1, 2009, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification ™(Codification) and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162”, which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently evaluating the impact of SFAS No. 168 on the Company’s financial statements.

In April 2009, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Aries from Contingencies” . FSP FAS 141(R)-1 amends and clarifies FASB Statement No. 141(R), “Business Combination”, to address application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this FAS did not have a material effect on the Company’s financial condition results of operation or cash flows.

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

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASBStatement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement will become effective as to the Company on July 1, 2009, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. The provisions of SFAS No. 159 are effective for the Company’s fiscal year beginning July 1, 2009. Earlier adoption is prohibited. It is not believed that, based on the Company’s current corporate structure, this will have an impact on the Company’s financial position, results of operations or cash flows.

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

NOTE 4 - STOCK OPTIONS:

No options were granted during fiscal 2009 or fiscal 2008 and there are currently no options outstanding.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consisted of the following at June 30, 2009 and 2008:

	2009	2008
Administrative expenses	$3,000	$3,000
Professional fees	130,000	120,000
State and local taxes	1,000	1,000
Total	$134,000	$124,000

NOTE 6 – COMMITMENTS AND CONTINGENCIES:

The Company leases office space in New York City for approximately $325 per month on a month to month basis. Rent expense totaled approximately $4,000 for each of the years ended June 30, 2009 and 2008.

NOTE 7 - INCOME TAXES:

The income tax provision consists of the following for the years ended June 30, 2009 and 2008:

	2009	2008
Current:
Federal	$-	$-
State	1,000	1,000
Total current	$1,000	$1,000
Deferred:
Federal	$-	$-
State	-	-
Total deferred	-	-

Total tax provision	$1,000	$1,000

At June 30, 2009, there were no deferred tax assets or liabilities recognized for taxable temporary differences.

The Company establishes a valuation allowance in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized. At June 30, 2009 and 2008, the Company has provided a valuation allowance against all of its net deferred tax assets due to the uncertainty of realizing any benefit therefrom in the future.

A reconciliation of the income tax provision computed by applying the federal and state statutory rates to income before taxes to the actual income tax provision for the years ended June 30, 2008 and 2009 is as follows:

	2009	2008

Federal provision of statutory rate	$-	$-
State provision at statutory rate	$1,000	$1,000
Valuation allowance and other	-	-
Total	$1,000	$1,000

At June 30, 2009, the Company had available net operating loss (NOL) carryforwards of approximately $2,150,000for federal income tax purposes, which expire from 2013 to 2029. However, because of an ownership change that occurred on June 30, 2004, the federal NOLs are subject to certain annual limitations. This is because certain substantial ownership changes, as defined in Internal Revenue Code Section 382, limit the utilization of the available NOLs and tax credit carryforwards (the Section 382 Limitation). The Section 382 Limitation is calculated by multiplying the fair market value of the loss corporation immediately preceding the change of ownership by the long-term, tax-exempt rate prescribed by the IRS. Because of the change in ownership on June 30, 2004 and based on the Section 382 Limitation calculation, the Company will be allowed to use approximately $6,500 per year of its federal NOLs generated prior to June 30, 2004 until they would otherwise expire.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

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

The Company’ management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, the Company’s management concluded that (other than the fact that the Company has only one officer who is both its Chief Financial Officer and Chief Executive Officer), as of June 30, 2009, the Company’s internal control over financial reporting is effective and based on those criteria.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the fiscal year ended June 30, 2009.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Background of Directors and Executive Officers

Bernard Zimmerman, 76, became Chairman of the Board, President, Chief Executive Officer, Treasurer and a director of the Company on June 30, 2004. He has been President and Treasurer of Bernard Zimmerman & Company, Inc., a financial and management consulting firm (“Zimmerman Company”), since 1972. Since July 2003, Mr. Zimmerman has also served as President and Chief Executive Officer and a director of FCCC, Inc., a company engaged in seeking mergers, acquisitions, other business combinations and financial transactions. Since August 2007, Mr. Zimmerman has served as Chairman, President, Chief Operating Officer and Principal Financial Officer of St. Laurence Seaway Corporation, a company engaged in seeking mergers, acquisitions, reverse mergers and other financial transactions. Mr. Zimmerman also served as a director and member of the Audit Committee of Sbarro, Inc. for more than 20 years until January 2007. Mr. Zimmerman has been a certified public accountant in New York for more than the past thirty-five years.

Gordon Banks, 53, has served as a director of the Company since its inception in 1987. He served as President of the Company from June 1988 until June 30, 2004 and Chief Executive Officer of the Company from September 2003 until June 2004. From its inception in 1987 until June 1988, Mr. Banks served as Vice President of the Company. Since November 1988, Mr. Banks has been co-director of Enviro Stables Ltd., a company engaged in acquiring, breeding, racing and selling horses.

Conrad J. Gunther, Jr., 62, became a director of the Company on June 30, 2004. Since January 2008, Mr. Gunther has served as a Senior Vice President and Senior Loan Officer for Community National Bank, a Long Island based commercial bank, where he is responsible for all commercial lending. Mr. Gunther has also served, since 2001, as the President of E-Billsolutions, Inc., an independent sales organization that assists merchants in arranging the processing of their credit card transactions. Mr. Gunther is also a director of CVD Equipment Corporation.

Marc J. Hanover, 59, has served as Secretary of the Company since its inception in 1987. He served as Vice President-Finance, Chief Financial Officer and Treasurer of the Company from its inception in 1987 until June 30, 2004. Since November 1988, Mr. Hanover has been co-director of Enviro Stables Ltd., a company engaged in acquiring, breeding, racing and selling horses.

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

Board Committees

Because the Company’s securities are not listed on an exchange or quoted on an automated inter-dealer quotation system, the Company’s Board of Directors has not established Audit, Compensation or Nominating Committees. The Company’s entire Board of Directors serves as those committees.

Audit Committee Financial Expert

The Board of Directors of the Company has determined that Bernard Zimmerman qualifies as an “audit committee financial expert,” as that term is defined in Item 401(d)(5) of Regulation S-K. Mr. Zimmerman is also Chairman of the Board, President, Chief Financial Officer, a director and a principal stockholder of the Company and, therefore, is not an independent director.

Procedures for Recommending Nominees to the Board of Directors

The Company’s Board of Directors does not have a formal policy with regard to the consideration of any director recommended by security holders due to its relatively small size and the fact that it presently has no operating activities.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of the Company’s Common Stock, to file initial reports of ownership, and reports of changes of ownership, of the Company’s equity securities with the SEC and furnish copies of those reports to the Company. Based on a review of reports furnished to the Company and information available to the Company regarding the record ownership of shares, the Company believes that all reports required to be filed by such persons with respect to the Company’s fiscal year ended June 30, 2009 were timely filed.

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

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

No executive officer was awarded, earned or paid any compensation by or on behalf of the Company for services rendered to the Company during the Company’s fiscal years ended June 30, 2009 or 2008.

The Company has no pension, health, annuity, bonus, insurance, equity incentive, non-equity incentive, stock options, profit sharing or similar benefit plans. No equity incentive plan awards or non-equity incentive plan compensation was granted to, or earned by, any directors or executive officers during the Company’s fiscal year ended June 30, 2009 or 2008. No stock options or stock appreciation rights were granted to any of the Company’s directors or executive officers during the Company’s fiscal year ended June 30, 2009 or June 30, 2008 and none are outstanding.

Outstanding Equity Awards

As of June 30, 2009, none of the Company’s directors or executive officers held unexercised options, stock that had not vested, or equity incentive plan awards.

Remuneration of Directors

No director received compensation for services rendered to the Company for the fiscal year ended June 30, 2009. The Company has no arrangements pursuant to which directors are compensated for services provided as a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information, as at August 1, 2009, with respect to the shares of the Company’s Common Stock beneficially owned by (i) any person (including any “group,” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent of the Company’s outstanding Common Stock, (ii) each executive officer of the Company, (iii) each director of the Company and (iv) all executive officers and directors of the Company as a group:

Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Bernard Zimmerman & Company, Inc. 18 High Meadow Road Weston, CT 06883	4,700,000	33.1%
Berman Industries, Inc. 1 Bridge Plaza Ft. Lee, NJ 07024	2,600,000	18.3%
Gordon Banks 25 Fifth Avenue New York, NY 10003	1,549,808	10.9%
Janice Banks 60 Edgewater Drive Tower 2 Coral Gables, FL 33133	1,523,395 (1)	10.7%
Palisade Investors LLC 1 Bridge Plaza Fort Lee, NJ 07024	1,504,545	10.6%

Conrad J. Gunther, Jr.	300,000	2.1%

Marc J. Hanover	194,148	1.4%

Directors and executive officers as a group (four persons)	6,743,956	47.5%

___________________________

(1)       Includes 293,395 shares held by The Russell Banks Family Trust, as to which Janice Banks and a third party are the trustees and share voting and dispositive power.

Securities Authorized for Issuance Under Equity Compensation Plans

At June 30, 2009, the Company had no compensation plans or individual compensation arrangements, whether or not approved by the Company’s security holders, under which any equity securities or options, warrants or rights to acquire equity securities are outstanding or authorized for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Since July 1, 2008, there have been no, and there are no currently proposed, transactions in which the Company was or is to be a participant with any related person or in which any related person had or will have a direct or indirect material interest. The terms “transactions,” “related person,” and “direct or indirect material interest” have the meanings afforded those terms under Item 404 of Regulation S-K promulgated by the Securities and Exchange Commission.

Bernard Zimmerman & Company, Inc. and Bernard Zimmerman may be deemed to control the Company by virtue of the stock ownership of Bernard Zimmerman & Company, Inc. and the positions in the Company held by Bernard Zimmerman.

The Company’s Common Stock is quoted through the OTC Bulletin Board System. For purposes of determining whether members of the Company’s Board of Directors are “independent,” the Company’s Board utilizes the standards set forth in the NASDAQ Stock Market Marketplace Rules. The Company’s entire Board serves as its Audit, Compensation and Nominating Committees. The Company’s Board of Directors has determined that, of the Company’s present directors, Gordon Banks and Conrad J. Gunther, Jr., constituting two of the three members of the Board, are “independent directors,” as defined under NASDAQ’s Marketplace Rules, for purposes of qualifying as independent members of the Board and an Audit, Compensation and Nominating Committee of the Board, but that Mr. Zimmerman, since he is an Executive Officer of the Company is not an “independent director.” In reaching its conclusion, the Board determined that Messrs. Banks and Gunther do not have a relationship with the Company that, in the Board’s opinion, would interfere with their exercise of independent judgment in carrying out the responsibilities of a director, and do not have any of the specific relationships set forth in NASDAQ’s Marketplace Rules that would disqualify any of them from being considered independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The fees of Braver for audit services related to its audits of the Company’s financial statements for the years ended June 30, 2009 and 2008, respectively, and for its reviews of the Company’s interim financial statements, included in Quarterly Reports on Form 10-Q filed by the Company during those fiscal years, was $3,000 in each of those years. The appointment of Braver P.C. as the auditors for the Company became effective January 4, 2008.

Audit-Related Fees

Braver did not render any non-audit-related services during fiscal 2009 or 2008.

Tax Fees

Braver intends to bill the Company $1,000 for the preparation of the Company’s federal, state and local income tax returns for the Company’s fiscal year ended June 30, 2009. Braver billed $1,000 for its services in connection with the preparation of the Company’s federal, state and local income tax returns for the year ended June 30, 2008.

Other Fees

Braver performed no other services for the Company during either fiscal 2009 or 2008.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Board of Directors’ present policy is to pre-approve all audit services and permissible non-audit services provided by the independent auditors. All services performed by the Company’s independent auditors in fiscal 2009 and 2008 were pre-approved by the Board of Directors. It is expected that pre-approval will be for periods up to one year for services to be set forth in engagement letters approved by the Board of Directors that are detailed as to the particular service or category of services to be provided and subject to a specific budget.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	Financial Statements

The following financial statements of the Company are contained in this Report on the pages indicated:

Page
Report of Independent Registered Public Accounting Firm	12
Financial Statements:
Balance Sheets – June 30, 2009 and 2008	13
Statements of Operations – years ended June 30, 2009 and 2008	14
Statements of Changes in Stockholders’ Deficit - years ended June 30, 2009 and 2008	15
Statements of Cash Flows – years ended June 30, 2009 and 2008	16
Notes to Financial Statements	17-23

(b)	Exhibits

Exhibit Number		Description

*3	1(a)	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 12, 1987.
*3	.1(b)	Certificate of Amendment to the Company’s Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on December 19, 1989.
*3	.1(c)	Certificate of Amendment to the Company’s Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on December 6, 2000.
*3	.1(d)	Certificate of Amendment to the Company’s Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 30, 2004.
**3	.2	By-laws of the Company.

*14	.1	Code of Ethics for Principal Executive Officers and Senior Financial Officers.
31.1		Section 302 Certification of Principal Executive Officer and Principal Financial Officer.
32.1		Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

____________________

*	Incorporated by reference to the same numbered exhibit in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004.
**	Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration of Securities on Form 10 filed on June 16, 1987, File 10, File No. 0-15862.

(c)	Financial Statement Schedules
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GVC VENTURE CORP.
Dated: August 28, 2009
	By:	/s/ Bernard Zimmerman
Bernard Zimmerman, President, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature /s/ Bernard Zimmerman	Capacity	Date
Bernard Zimmerman	President, (Principal Executive Officer),Treasurer (Principal Financial and Accounting Officer) and Director	August 28, 2009

/s/ Gordon Banks
Gordon Banks	Director	August 28, 2009

/s/ Conrad J. Gunther, Jr
Conrad J. Gunther, Jr.	Director	August 28, 2009

EXHIBIT INDEX

Exhibit Number		Description

*3	1(a)	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 12, 1987.
*3	.1(b)	Certificate of Amendment to the Company’s Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on December 19, 1989.
*3	.1(c)	Certificate of Amendment to the Company’s Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on December 6, 2000.
*3	.1(d)	Certificate of Amendment to the Company’s Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 30, 2004.
**3	.2	By-laws of the Company.
*14	.1	Code of Ethics for Principal Executive Officers and Senior Financial Officers.
31.1		Section 302 Certification of Principal Executive Officer and Principal Financial Officer.
32.1		Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

____________________

*	Incorporated by reference to the same numbered exhibit in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2004.
**	Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration of Securities on Form 10 filed on June 16, 1987, File 10, File No. 0-15862.

- 34 -