Form 10-Q
period 2009-09-30
GVC VENTURE CORP
filed 2009-11-12
CIK 814286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

GVC Venture Corp.
 (Exact name of registrant as specified in Charter)

Delaware	000-15862	13-3018466
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

One Allen Center, Suite 110
700 Central Expressway South
Allen, Texas 75013
(Address of Principal Executive Offices)
  _______________

214-644-0065
(Issuer Telephone number)
_______________

 Former Address if Changed Since Last Report
The Chrysler Building, 405 Lexington Avenue, Suite 2600, New York, New York 10174

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
Yes  [X]    No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  [   ]    No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer  [   ]     Accelerated Filer  [   ]      Non-Accelerated Filer  [   ]      Smaller Reporting Company  [X]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes  [   ]    No  [X]
State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 31, 2009:  14,194,516 shares of Common Stock, $.01 par value per share outstanding.

GVC Venture Corp.
INDEX

PART I.  FINANCIAL INFORMATION

INDEX

Part 1 – Financial Information

Item 1. Financial Statements
GVC Venture Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$126,603	$180,349
Restricted Cash	461,393	250,842
Trade accounts receivable, net of allowance for doubtful
accounts of $47,632 and $90,767, respectively	2,374,219	1,075,976
Prepaid expenses and other assets	227,116	33,608
Total current assets	3,189,331	1,540,775

PROPERTY, EQUIPMENT AND SOFTWARE, net	408,358	222,471

DEPOSITS	32,664	32,664

TOTAL ASSETS	3,630,353	1,795,910

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Lines of credit	$250,000	$373,300
Accounts payable	250,504	48,264
Accrued liabilities (including $22,452 and
$31,113 to related parties, respectively)	188,365	184,421
Dividends payable	-	6,870
Deferred revenue	41,272	23,584
Amounts due to related party	-	6,171
Current portion of notes payable to related parties	354,386	498,000
Current portion of notes payable	150,440	-
Total current liabilities	1,234,967	1,140,610

NOTES PAYABLE, LESS CURRENT PORTION	321,069	-
NOTES PAYABLE TO RELATED PARTY, LESS CURRENT PORTION	49,131	-
DEFERRED RENT	161,795	123,989
Total liabilities	1,766,962	1,264,599

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001 per share; 2,000,000 shares authorized
Series A Convertible Preferred Stock;
500,000 shares issued and outstanding at September 30, 2009
liquidation preference of $750,000	500	500
Series B Convertible Preferred Stock;
500,000 shares issued and outstanding at September 30, 2009
liquidation preference of $1,000,000	500	90
Series C Convertible Preferred Stock;
152,000 shares issued and outstanding at September 30, 2009	152	-
liquidation preference of $380,000
Series Z Convertible Preferred Stock, par value $0.01 per share; 1,000,000 shares
authorized; 896,781 shares issued and outstanding at September 30, 2009	8,968	-
Common stock, par value $0.01 per share; 50,000,000 shares
authorized; 14,194,516 shares issued and outstanding at September 30, 2009	141,945	-
Common stock, par value $0.001 per share; 45,000,000 shares
authorized; 40,056,000 shares issued and outstanding	-	40,056
Additional paid-in capital	3,641,963	1,265,738
Accumulated deficit	(1,898,896)	(775,073)
Total shareholders' equity	1,895,132	531,311
NONCONTROLLING INTEREST	(31,741)	-
Total equity	1,863,391	531,311
TOTAL LIABILITIES AND EQUITY	$3,630,353	$1,795,910

See accompanying notes

INDEX
GVC Venture Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

REVENUE	$2,200,272	$1,222,611	$7,021,967	$3,175,430

OPERATING EXPENSES
Sales and marketing expenses	410,562	268,256	1,041,998	541,005
General and administrative expenses (including $11,499, $27,708,
$51,574, and $67,394 to related parties, respectively)	2,225,978	1,101,974	5,757,215	2,781,202
Stock option compensation expense	1,310,515	-	1,310,515	-
Total operating expenses	3,947,055	1,370,230	8,109,728	3,322,207

OPERATING INCOME	(1,746,783)	(147,619)	(1,087,761)	(146,777)

OTHER INCOME (EXPENSE)
Other income	322	-	324	(270)
Interest expense (including $8,233, $7,363, $40,849
and $21,449 to related parties, respectively)	(18,571)	(11,091)	(68,127)	(14,131)
Income from operations, before tax	(1,765,032)	(158,710)	(1,155,564)	(161,178)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	(1,765,032)	(158,710)	(1,155,564)	(161,178)

Loss attributable to the noncontrolling interest	22,620	-	31,741	-

NET LOSS ATTRIBUTABLE TO HALO GROUP, INC.	$(1,742,412)	$(158,710)	$(1,123,823)	$(161,178)

Earning per share:
Basic & Diluted	$(0.064)	$(0.004)	$(0.041)	$(0.004)

Weighted Average Shares Outstanding
Basic & Diluted	27,125,258	40,056,000	27,125,258	40,056,000

See accompanying notes

INDEX

GVC Venture Corp. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	GVC Common Stock		GVC Series Z Convertible Preferred Stock		Halo Group, Inc. Common Stock		Halo Group, Inc. Series A Convertible Preferred Stock		Halo Group, Inc. Series B Convertible Preferred Stock		Halo Group, Inc. Series C Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2007	-	-	-	-	40,056,000	$40,056	169,335	$169	-	$-	-	$-	$611,046	$(651,588)	$-	$(317)

Issuance of Series A Convertible
Preferred Stock for cash	-	-	-	-	-	-	330,665	331	-	-	-	-	495,666	-	-	495,997

Issuance of Series B Convertible
Preferred Stock for cash	-	-	-	-	-	-	-	-	2,410	2	-	-	4,818	-	-	4,820

Dividends declared	-	-	-	-	-	-	-	-	-	-	-	-	(13,834)	-	-	(13,834)

Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	(161,178)	-	(161,178)

Balance at September 30, 2008	-	$-	-	$-	40,056,000	$40,056	500,000	$500	2,410	$2	-	$-	$1,097,696	$(812,766)	$-	$325,488

Balance at December 31, 2008	-	-	-	-	40,056,000	40,056	500,000	500	89,910	90	-	-	1,265,738	(775,073)	-	531,311

Issuance of Common Stock	-	-	-	-	134,035	134	-	-	-	-	-	-	212,982	-	-	213,116

Issuance of Series B Convertible
Preferred Stock for cash					-	-	-	-	401,202	401	-	-	802,003	-	-	802,404

Issuance of Series B Convertible
Preferred Stock as dividend reinvestment	-	-	-	-	-	-	-	-	8,888	9	-	-	17,767	-	-	17,776

Issuance of Series C Convertible
Preferred Stock for cash	-	-	-	-	-	-	-	-	-	-	152,000	152	379,848	-	-	380,000

Issuance of Common Stock shares
as payment of discretionary dividend	-	-	-	-	165,094	165	-	-	-	-	-	-	(165)	-	-	-

Dividends declared	-	-	-	-	-	-	-	-	-	-	-	-	(39,905)	-	-	(39,905)

Issuance of Series Z Convertible
Preferred Stock for merger	-	-	896,781	8,968	(40,355,129)	(40,355)	-	-	-	-	-	-	(164,875)	-	-	(196,262)

Issuance of GVC Common Stock	14,194,516	141,945	-	-	-	-	-	-	-	-	-	-	(141,945)	-	-	-

Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	1,310,515	-	-	1,310,515

Net income attributable to Halo Group, Inc.	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,123,823)	-	(1,123,823)

Allocation of loss to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(31,741)	(31,741)

Balance at September 30, 2009	14,194,516	$141,945	896,781	$8,968	-	$-	500,000	$500	500,000	$500	152,000	$152	$3,641,963	$(1,898,896)	$(31,741)	$1,863,391

See accompanying notes

INDEX

GVC Venture Corp. and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30, 2009	September 30, 2008
CASH FLOWS FROM OPERATIONS

Net loss	$(1,123,823)	$(161,178)
Adjustments to reconcile net income to net cash
used in operating activities
Depreciation	41,920	28,911
Bad debt expense	1,020,940	333,565
Stock based compensation	1,310,515	-
Noncontrolling interest	(31,741)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,319,183)	(850,672)
Restricted cash	(210,551)	(94,954)
Prepaid expenses and other current assets	19,608	6,175
Deposits	-	(18,974)
Accounts payable	(27,760)	(9,194)
Accrued liabilities	3,944	77,046
Deferred rent	37,806	99,659
Deferred revenue	17,688	-
Net cash used in operating activities	(1,260,637)	(589,616)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired at merger	33,738
Purchases of property and equipment	(227,807)	(140,331)
Net cash used in investing activities	(194,069)	(140,331)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from issuance of preferred stock	1,182,404	500,817
Net payments on lines of credit	(123,300)	202,237
Proceeds from notes payable	541,000	-
Principal payments on notes payable	(69,491)	(24,371)
Proceeds from notes payable to related parties	80,000	92,000
Principal payments on notes payable to related parties	(174,483)	(20,000)
Payments made to related parties	(6,171)	(7,076)
Dividends paid to shareholders	(28,999)	-
Net cash provided by financing activities	1,400,960	743,607

Net (decrease) increase in cash and cash equivalents	(53,746)	13,660

CASH AND CASH EQUIVALENTS, beginning of period	180,349	53,526

CASH AND CASH EQUIVALENTS, ending of period	$126,603	$67,186

SUPPLEMENTAL INFORMATION
Cash paid for interest	$75,538	$10,261
Cash paid for taxes	$-	$-

See accompanying notes

INDEX

GVC Venture Corp.
Notes To Consolidated Financial Statements (Unaudited)
September 30, 2009

NOTE 1.  ORGANIZATION AND RECENT DEVELOPMENTS

Merger

Pursuant to an Agreement and Plan of Merger dated September 17, 2009 (the “Merger Agreement”), by and among GVC Venture Corp., a Delaware corporation, together with its subsidiaries (“GVC” or the “Company”), GVC Merger Corp., a Texas corporation and wholly owned subsidiary of the Company and Halo Group, Inc., a Texas corporation (“Halo Group” or “HGI”), GVC Merger Corp. merged with and into Halo Group, with Halo Group remaining as the surviving corporation and becoming a subsidiary of the Company (the “Merger”).  The Merger was effective as of September 30, 2009, upon the filing of a certificate of merger with the Texas Secretary of State.

At the effective time of the Merger, the legal existence of GVC Merger Corp. ceased.  Simultaneously, the Company issued to the former stockholders of Halo Group, in consideration of their Halo Group common stock, an aggregate of 896,781 shares of the Company’s Series Z preferred stock, which represent 96% of the aggregate voting power in the election of the Company’s directors.  Following authorization by the Company of sufficient common stock to enable conversion of all Series Z preferred stock, the 896,781 shares of the Company’s Series Z preferred stock will be convertible into an aggregate of 305,504,813 shares of our common stock.   In addition, holders of Halo Group’s presently outstanding 1,152,000 shares of preferred stock (issued in three series of Series A, Series B, and Series C) will receive (subject to anti-dilution adjustment provisions), under the terms of the Halo Group preferred stock instruments, upon conversion thereof, an aggregate of 29,827 shares of GVC Series Z preferred stock, which, in turn, would be convertible into an aggregate of 10,161,002 shares of GVC common stock.  Additionally, Halo Group’s outstanding stock options to purchase an aggregate of 2,828,970 shares of Halo Group common stock will be exercisable (subject to anti-dilution adjustment provisions) for an aggregate of 62,899 shares of GVC Series Z preferred stock, which, in turn, would be convertible into an aggregate of 21,427,814 shares of GVC common stock.  Were all the presently outstanding Halo Group preferred stock to be converted and all presently outstanding Halo Group stock options to be exercised, Halo Group common stockholders, preferred stockholders and option holders immediately prior to the Merger would own approximately 337,093,630 shares, or 95.96%, of GVC common stock to be outstanding immediately following the Merger and GVC stockholders immediately prior to the Merger would own 14,194,516 shares, or 4.04%, of GVC common stock outstanding immediately following the Merger.

However, since the Company presently only has 50,000,000 shares of common stock authorized for issuance, of which 14,194,516 shares are currently outstanding, the Company does not have enough shares of common stock to issue upon conversion of the Series Z preferred stock issuable to holders of Halo Group common stock, to holders of Halo Group preferred stock upon conversion thereof and to holders of Halo Group stock options upon exercise thereof.  Therefore, the Company will take action to amend its Certificate of Incorporation to increase the company’s authorized common stock following the Merger in order to have a sufficient number of authorized common stock to permit conversion into common stock of all Series Z preferred stock issued and reserved for issuance and to provide additional shares to be issued in the future for financing and growth.

Pursuant to the terms of the Merger Agreement, the Company has accepted the resignations of the former officers and directors of the Company, with the exception of Bernard Zimmerman, who Halo Group has agreed not to remove as a director for at least one year following the effective date of the Merger.  Also pursuant to the terms of the Merger Agreement, Mr. Zimmerman, the sole director, has elected Brandon C. Thompson, Paul Williams, Jimmy Mauldin, T. Craig Friesland and Richard G. Morris to the Company’s Board of Directors.  Accordingly, as a result of the change in the Company’s stock ownership and the composition of the Company’s Board of Directors, the Merger resulted in a change of control of the Company.

INDEX

On September 30, 2009, as a result of the merger, Halo Group shareholders received in exchange for all of its 40,355,129 shares of outstanding common stock with a par value of $0.001 (or $40,355), 896,781 shares of the Company’s Series Z preferred stock with a par value of $.01 (or $8,968).  Also outstanding at September 30, 2009 is 14,194,516 of the Company’s common stock with a par value of $0.01 (or $141,945), 500,000 shares of Halo Group Series A Convertible Preferred Stock, 500,000 shares of Halo Group Series B Convertible Preferred Stock, and 152,000 shares of Halo Group Series C Convertible Preferred Stock, all with a par value of $0.001.  Halo Group received cash of $33,738 and assumed the Company’s accounts payable of $230,000, and booked the remaining net balance as a reduction of additional paid in capital.

For accounting purposes, the Merger has been accounted for as a reverse acquisition, with Halo Group as the accounting acquirer (legal acquiree).  On the effective date of the Merger, Halo Group’s business became the business of the Company.  Unless otherwise provided in footnotes, all references from this point forward in this Report to “we,” “us,” “our company,” “our,” or the “Company” refer to the combined Halo Group, Inc. entity, together with its subsidiaries.

Nature of Business

Halo Group was formed on January 25, 2007 and through its wholly-owned subsidiaries Halo Debt Solutions, Inc. (“HDS”), Halo Group Mortgage, LLC (“HGM”), Halo Group Realty, LLC (“HGR”), Halo Credit Solutions, LLC (“HCS”), Halo Group Consulting, Inc. (“HGC”), Halo Loan Modification Services, LLC (“HLMS”), Halo Select Insurance Services, LLC (“HSIS”), and Halo Financial Services, LLC (“HFS”) provides debt settlement, mortgage brokerage, real estate brokerage, credit restoration, association benefit services, loan modification services, insurance brokerage, and financial education to customers throughout the United States.  The Company’s corporate office is located in Allen, Texas.

Reorganization

During 2006 the Company consisted only of HCS and HGM.  During 2007 HGI, HDS, HGR and HGC were formed, all of which were entities under common control with HCS and HGM.  During 2007, through a series of transactions, the Company completed a reorganization whereby HGI acquired 100% of the member interests of HCS, HGM and HGR and 100% of the outstanding common stock of HDS and HGC as further discussed below.  Due to the common control of the Company during 2007 and the reorganization which occurred in 2007, for financial statement purposes the Company and its subsidiaries have been combined and consolidated as if the reorganization had occurred on January 1, 2006.

HGM

Effective February 2, 2005, HGM (formerly Halo Funding Group LLC) purchased the assets of Morningstar Mortgage, LLC, an unrelated entity, for total cash consideration of $50,000.  Effective February 16, 2007, HGI acquired 100% of the member interests of HGM for total consideration of $250,000, including cash of $2,000 and a promissory note for $248,000 (See discussion in Note 5).   Due to the common control of HGI and HGM, the consideration paid by HGI was reflected as a deemed distribution to the members of HGM in the amount of $250,000.

HCS

Upon formation of HCS on January 9, 2006, the majority shareholder of the Company owned a 51% member interest in HCS.  On January 25, 2007, HGI acquired 58% of the member interests of HCS in exchange for 34,050,000 shares of common stock of HGI.  On July 20, 2007 HGI acquired the remaining 42% member interests of HCS in exchange for 840,000 shares of common stock of HGI.

HGC

Upon formation of HGC on February 2, 2007, HGI owned a 51% member interest in HGC.  On July 20, 2007 HGI acquired the remaining 49% of the member interests of HGC in exchange for 49,000 shares of common stock of HGI.

INDEX

HDS

Upon formation on January 26, 2007, HGI owned a 51% member interest in HDS.  On July 20, 2007 HGI acquired the remaining 49% of the member interests of HDS in exchange for 392,000 shares of common stock of HGI.

HGR

On August 1, 2007 HGI acquired 100% of the member interests of HGR from an entity affiliated with the Company through common ownership, in exchange for total cash consideration of $5,000.  At the time of this transaction HGR had minimal operations.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements as of September 30, 2009 and for the three month and nine month periods ended September 30, 2009 and 2008 include the accounts of the Company.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation, have been reflected.

Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, but is not required for interim reporting purposes, have been condensed.

Revenue Recognition and Accounts Receivable

The Company generally recognizes revenue in the period in which services are provided.  HDS recognizes its revenue over the average service period, defined as the average length of time it takes to receive a contractually obligated settlement offer from each creditor, calculated on the entire HDS client base.  Provisions for discounts, refunds and bad debt are provided over the period the related revenue is recognized. Cash receipts from customers in advance of revenue recognized are recorded as deferred revenue.

Revenue recognition periods for HDS customer contracts are shorter than the related payment terms.  Accordingly, HDS accounts receivable is the amount recognized as revenue less payments received on account.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: past transaction history with the customer, current economic and industry trends, and changes in customer payment terms.  The Company provides for estimated uncollectible amounts through an increase to the allowance for doubtful accounts and a charge to earnings based on historical trends and individual account analysis.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts.

HDS receivables represent 96.7% of total accounts receivable at September 30, 2009.

Net Loss Per Common Share

Basic net income per share is computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding during the period (denominator).  Diluted net income per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period.  At September 30, 2009 and 2008, there were 3,904,931 and 602,772 shares, respectively, underlying potentially dilutive convertible preferred stock and stock options outstanding.  These shares were not included in weighted average shares outstanding for the period ending September 30, 2008 because their effect is anti-dilutive due to the Company’s reported net loss.

INDEX

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements of the Company for the three and nine months ended September 30, 2009 and 2008 include the combined financial results of HGI, HCS, HDS, HGM, HGR, HGC, HLMS, HSIS, HCIS and HFS.  All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of 90 days or less to be cash equivalents.

Restricted Cash

As of September 30, 2009, $250,000 of the $461,393 restricted cash balance represents funds held in a third party trust account that was available to be disbursed to various independent vendors of GVC as payment for professional services rendered to the business prior to, and in connection with, the merger of GVC and HGI.

The remaining restricted cash represents collections from customers that are processed and held by a merchant bank in the ordinary course of business. Ninety-five percent of these funds are made available to the Company as determined by the bank, normally within 7 business days.  Five percent of funds collected from customers by the bank are released to the Company after 90 days, less amounts withheld to cover potential losses by the bank.

Property and Equipment

Property and equipment are stated at cost.  Depreciation and amortization is provided in amounts sufficient to relate the cost of the depreciable assets to operations over their estimated service lives, ranging from three to seven years. Provisions for depreciation and amortization are made using the straight-line method.

Major additions and improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the cost of the property and equipment and the related accumulated depreciation are removed from the respective accounts, and any resulting gains or losses are credited or charged to operations.

Internally Developed Software

Internally developed legacy application software consisting of database, customer relations management, process management and internal reporting modules are used in each of the HGI subsidiaries.  The Company accounts for computer software used in the business in accordance with ASC 350 “Intangibles-Goodwill and Other” (formerly Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use).  ASC 350 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. Costs incurred during the preliminary project stage and the post-implementation stages are expensed as incurred. Certain qualifying costs incurred during the application development stage are capitalized as property, equipment and software. These costs generally consist of internal labor during configuration, coding, and testing activities. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable both that the project will be completed and that the software will be used to perform the function intended. Management has determined that the significant portion of costs incurred for internally developed software came from the preliminary project stage and post-implementation stages; as such, no costs for internally developed software were capitalized.

INDEX

Long-Lived Assets

Long-lived assets are reviewed on an annual basis or whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by that asset. If it is determined that the carrying amount of an asset may not be recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Fair value is the estimated value at which the asset could be bought or sold in a transaction between willing parties.  There were no impairment charges for the nine months ended September 30, 2009 and 2008.

 Equity-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with ASC 718 “Compensation-Stock Compensation” (formerly SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”)).  Under ASC 718, the fair value of stock options at the date of grant which are contingently exercisable upon the occurrence of a specified event is recognized in earnings over the vesting period of the options beginning when the specified events become probable of occurrence.  The specified event (Merger) occurred on September 30, 2009.  As of September 30, 2009, there was no active market for the Company’s common shares and management has not been able to identify a similar publicly held entity that can be used as a benchmark.  Therefore, as a substitute for volatility, the Company used the historical volatility of the Dow Jones Small Cap Consumer Finance Index, which is generally representative of the Company’s size and industry. The Company has used the historical values of that index to estimate volatility, which was calculated to be 37% for the three months ended September 30, 2009.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that performance will occur.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 “Income Taxes” (formerly SFAS No. 109, Accounting for Income Taxes and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”)). ASC 740 requires the use of the asset and liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheet.

The Company then assesses the likelihood of realizing benefits related to such assets by considering factors such as historical taxable income and the Company’s ability to generate sufficient taxable income of the appropriate character within the relevant jurisdictions in future years. If the realization of these assets is not likely based on these factors, a valuation allowance is established against the deferred tax assets.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine that it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. FIN 48 also provides guidance on the derecognition of tax benefits, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also requires significant additional disclosures regarding uncertain tax positions. FIN 48 is effective for years beginning after December 15, 2006 for public companies.  The Company was a nonpublic company until the Merger and as such adopted FIN 48 in the first quarter of 2009 on a prospective basis in compliance with the deferral granted to nonpublic companies to years beginning after December 15, 2008.  The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the three and nine months ended September 30, 2009.

INDEX

Deferred Rent

The Company’s operating leases for its office facilities contain free rent periods during the lease term.  For these types of leases the Company recognizes rent expense on a straight line basis over the minimum lease term and records the difference between the amounts charged to expense and the amount paid as deferred rent.

Noncontrolling Interest

On January 1, 2009, HSIS entered into a joint venture with another entity to form Halo Choice Insurance Services, LLC (HCIS).  HSIS contributed 49% of the opening equity balance.  Under a qualitative analysis performed in accordance with ASC 810 “Consolidation” (formerly FIN 46(R): Consolidation of Variable Interest Entities), HCIS is a variable interest entity and HSIS is the primary beneficiary as HSIS’s parent company, HGI, acts as the sole manager of the entity and HSIS, effective January 1, 2010, has the exclusive and irrevocable right and option to purchase all the membership interests of the co-joint venture entity for a contractually determined price.  Based on this analysis, HSIS has consolidated HCIS with the non-controlling 51% interest included in minority interest on the balance sheet and statement of operations.

Recently Issued Accounting Pronouncements

In the third quarter of 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The ASC is the single official source of authoritative, nongovernmental GAAP, other than guidance issued by the SEC. The adoption of the ASC did not have any impact on the financial statements included herein.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”).  ASU 2009-13 provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The ASU introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements or disclosures.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value,” (“ASU 2009-05”). ASU 2009-05 provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance. The Company’s adoption of ASU 2009-05 did not have an effect on its disclosure of the fair value of its liabilities.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification (SFAS 168”) (the "Codification"). The Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Management does not expect the adoption of SFAS 168 to have a material effect on the Company’s financial position and results of operations.

INDEX

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).  SFAS 167, among other things, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity ("VIE"); requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise's involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. Under SFAS 167, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. SFAS 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period.  Earlier application is prohibited. Management does not expect that the adoption of SFAS 167 will have a material effect on the Company’s financial position and results of operations.

In June, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets. SFAS No. 166 is a revision to FASB SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 166”), and requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets and requires additional disclosures. FASB 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period. Earlier application is prohibited.  Management does not expect that the adoption of SFAS 166 will have a material effect on the Company’s financial position and results of operations.

May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. SFAS 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 had no material impact on the Company’s financial position and results of operations

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company adopted Statement beginning March 1, 2009. SFAS 160 had no financial impact on the Company’s consolidated financial position, results of operations or cash flows.

INDEX

NOTE 3.  PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software consist of the following as of September 30, 2009 and December 31, 2008, respectively:

Computers and purchased software	$154,734	$111,631
Furniture and equipment	390,642	205,938
	545,376	317,569
Less: accumulated depreciation	(137,018)	(95,098)
	$408,358	$222,471

Depreciation totaled $25,608, $41,920, $9,875, and $28,911 for the three and nine months ended September 30, 2009 and 2008, respectively.

NOTE 4.  LINES OF CREDIT

On March 6, 2009, the Company entered into a new revolving line of credit (“LOC”) facility with Legacy Texas Bank which provides maximum borrowings of $250,000, subject to a borrowing base, bears interest at the bank’s rate as defined as prime plus 1% (6% floor) and matures in March 2010.  On September 6, 2009, the Company increased the line of credit $75,000 to a maximum borrowing amount of $325,000, subject to a borrowing base, with the same interest rate and maturity date of March 2010.  The $325,000 maximum borrowing amount includes a $75,000 letter of credit to the Company’s business office lessor.  The $75,000 letter of credit expires November 29, 2010.  As of September 30, 2009, the Company has received net advances totaling $250,000 under this new LOC.  The LOC is cross collateralized by all of the Company’s assets.

In connection with the new LOC, the Company paid off and closed a $300,000 line of credit in March of 2009 that it held with Independent Bank of Texas.  Outstanding borrowings under the line of credit totaled $300,000 at December 31, 2008.  Additionally, the Company paid off a $73,000 line of credit in March 2009 it held with Chase Bank.  The balance remained at $0 until August 2009, at which time the line of credit was closed with Chase Bank.  Outstanding borrowings under the line of credit totaled $73,300 at December 31, 2008.

INDEX

NOTE 5.  NOTES PAYABLE DUE TO RELATED PARTIES

In connection with a reorganization during 2007 (See Note 1), the Company entered into three promissory notes totaling $397,000 with two board of directors for the purchase of their member interests in HGM and HCS (the “Board of Director Notes”).  The Board of Director Notes bear interest at a rate of 8% per annum and mature in February 2010, with the exception of $20,000 in principal amount of the notes, which bears interest at a rate of 8% and matures in October 2011.  All interest and principal is due on demand by the board of directors, but if no demand is made then upon maturity.   The Board of Director Notes are subordinate to the LOC and notes payable.  As of September 30, 2009, and December 31, 2008, amounts outstanding under the Board of Director Notes totaled $268,000 and $271,000.

During 2007 the Company entered into two unsecured promissory notes with a director for working capital advances made to the Company, totaling $60,000 (the “Director Loans”).  The Director Loans bear interest at a rate of 8% per annum, are due on demand by the director, but if no demand is made then upon maturity in November 2010.  All interest and principal is due upon maturity. As of September 30, 2009, and December 31, 2008, amounts outstanding under the Director Loans totaled $60,000 and $60,000.

During 2008 the Company entered into three unsecured promissory notes with two related parties (the “Related Notes”) for working capital advances made to the Company in the amounts of $39,000, $50,000 and $100,000.  The $39,000 note has no stated interest rate and matures in October 2010, but is extendable upon request by the Company.  As of September 30, 2009 and December 31, 2008, outstanding principal on this note totaled $0 and $17,000. The $50,000 note bore interest at 10% payable monthly, and originally matured December 2009 but was paid in full in January 2009.  Outstanding principal on this note totaled $50,000 at December 31, 2008.  The $100,000 note bore interest at a flat fee of $15,000, matured in January 2009, and was paid in full on the maturity date.  Outstanding principal on this note totaled $100,000 at December 31, 2008.

During January 2009 the Company entered into one unsecured promissory note with a director for a working capital advance to the Company in the amount of $15,000 (the “Director Note”).  The Director Note bears interest at a rate of 8% per annum and matures in January 2011.  All interest and principal is due upon maturity.  As of September 30, 2009, the amount outstanding under the Director Note totaled $15,000.

During April 2009 the Company entered into one unsecured promissory note with a related party for a working capital advance to the Company in the amount of $65,000 (the “Related Party Note”).  The Related Party Note bears interest at a rate of 8% per annum and is a monthly installment note with final maturity of April 2011.  All interest and principal is due upon maturity.  As of September 30, 2009, the amount outstanding under the Related Party Note totaled $60,517, of which $49,131 is included in long term liabilities.

The Company incurred $8,233, $40,849, $7,363, and $21,449 of interest expense to directors and other related parties during the three and nine months ended September 30, 2009, and 2008, respectively.  Accrued interest due to directors and other related parties totaled $22,454 at September 30, 2009.

NOTE 6.  NOTES PAYABLE

On March 6, 2009, the Company entered into a 36 month secured promissory note with Legacy Texas Bank in the amount of $374,000.  The proceeds of this note payable were used to pay off the two lines of credit as discussed in Note 4.  The note bears interest at the Federal Home Loan Bank (FHLB) 2.5 to 3 year rate plus 3.25% (6.16% fixed rate over the term of the note) and matures March 2012.  As of September 30, 2009, the note payable balance was $316,497, of which $195,479 is included in long term liabilities.

The note is collateralized by all of the Company’s assets.  Additionally, the note contains certain affirmative covenants including the debt service coverage and debt to net worth ratios.  At September 30, 2009 the Company was in compliance with all of these debt covenants.

INDEX

              On April 15, 2009, the Company entered into a 60 month secured promissory note with Legacy Texas Bank in the amount of $167,000.  The proceeds of this note payable were used to purchase communication equipment.  The note bears interest at 7% per annum with monthly installments and a final maturity in April 2014.  The note is collateralized by all of the Company’s assets.  As of September 30, 2009, the note payable balance was $155,312, of which $125,590 is included in long term liabilities.

NOTE 7.  RELATED PARTY TRANSACTIONS

For the three and nine months ended September 30, 2009 and 2008, the Company incurred legal costs totaling $600, $12,675, $1,208 and $7,594, respectively, to a law firm owned by a director of the Company.

For the three and nine months ended September 30, 2009 and 2008, the Company incurred consulting costs totaling $8,499, $27,499, $25,000, and $58,300, respectively, to an entity owned by a director of the Company.

For the three and nine months ended September 30, 2009 and 2008, the Company incurred interest expense to related parties (See Note 5).

For the three and nine months ended September 30, 2009, and 2008, the Company incurred rent expense totaling $2,400 and $11,400, $1,500, and $1,500, respectively, to an entity owned by two directors of the Company.

NOTE 8.  INCOME TAXES

For the three and nine months ended September 30, 2009 and 2008, our quarterly effective tax rate of 0% varies from the U.S. federal statutory rate primarily due to certain non-deductible expenses and an increase in the valuation allowance associated with the net operating loss carryforwards. Our deferred tax assets related to other state net operating loss carryforwards remain fully reserved due to uncertainty of utilization of those assets.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

The Company leases its office facilities and various equipment under non-cancelable operating leases which provide for minimum monthly rental payments.  Pursuant to an office lease dated November 12, 2007, as amended, Halo Group is required to make monthly lease payments of $32,663, with an increase in May 2010 to $49,196 per month and in November 2010 to $59,389 per month.  The lease expires on August 14, 2014. Future minimum rental obligations under leases as of September 30, 2009 are as follows:

Years Ending December 31:
2009	$103,643
2010	587,741
2011	736,650
2012	731,433
2013	731,037
Thereafter	407,391
Total Minimum lease commitments	$3,297,895

                 For the three and nine months ended September 30, 2009, and 2008, the Company incurred rent expense totaling $80,541, $252,272, $41,367, and $149,537, respectively

                 In the ordinary course of conducting its business, the Company may be subject to loss contingencies including possible disputes or lawsuits.  Management believes that the outcome of such contingencies will not have a material impact on the Company’s financial position or results of future operations.

INDEX

NOTE 10.  STOCK OPTIONS

The Company grants stock options to certain employees under the 2007 Stock Plan (the “Plan”).   The Company was authorized to issue 2,450,000 shares subject to options, or stock purchase rights under the Plan.  On July 13, 2009, the Company’s shareholders and board of directors approved the 3rd amendment to the Plan to authorize an additional 500,000 shares of Common Stock for issuance, for total authorization of 2,950,000 shares that may be subject to options or stock purchase rights.  These options vest over a period no greater than two years, are contingently exercisable upon the occurrence of a specified event as defined by the option agreements, and expire upon termination of employment or five years from the date of grant.  During the three months ended September 30, 2009, the Company issued 490,020 stock options with an exercise price of $1.59 per share.  During the nine months ended September 30, 2009, the Company issued 1,464,420 stock options with an exercise price in a range from $0.94-1.59 per share.  No options have been exercised at September 30, 2009.  Total stock options outstanding through September 30, 2009 total 2,828,970.

A summary of stock option activity in the Plan is as follows:
		Exercise	Weighted Average
	Number of	Price	Exercise
	Options	Per Option	Price

Outstanding at December 31, 2008	1,481,250	$0.01 – 0.94	0.06
Granted	1,464,420	.94 - 1.59	1.25
Exercised	-	-	-
Canceled	(116,700)	0.01 – 1.59	0.44
Outstanding at September 30, 2009	2,828,970	$0.01 – 1.59	0.66

All stock options granted as of September 30, 2009 are contingently exercisable upon the occurrence of a specified event as defined in the option agreements. The specified event (Merger) occurred on September 30, 2009.  As such, equity-based compensation for the contingently exercisable options will be recognized in earnings from issuance date of the options over the vesting period of the options effective September 30, 2009 when the Merger became probable of occurrence.  Total compensation cost to be expensed over the vesting period of stock options is $2,312,177.  For the three and nine months ended September 30, 2009, stock compensation expense totaled $1,310,515 and $1,310,515, respectively.  The remaining $1,001,662 in future stock compensation expense is scheduled to be recognized into earnings over the next 18 to 24 months.

The fair value of each option granted during the three months ended September 30, 2009 was estimated on the date of grant by management using the Black-Scholes option pricing model with the following assumptions used:

Expected volatility	37%
Risk free rate	2.5%
Dividend yield	None
Expected life	5 years

The weighted average remaining contractual life of the outstanding options at September 30, 2009 is approximately 4.02 years.  The grant date weighted average fair value of options per share issued during the three and nine months ended September 30, 2009 was $0.86 and $0.84 respectively.  At September 30, 2009 the Company has 121,030 shares subject to options or stock purchase rights available to issue under the Plan.

INDEX

NOTE 11.  PREFERRED STOCK

The Series A Convertible Preferred Stock (the “Preferred Stock A”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus any declared but unpaid dividends or (b) the per share amount the holders of the Preferred Stock A would be entitled to upon conversion, as defined in the Preferred Stock A certificate of designation.  The liquidation preference was $750,000 at September 30, 2009.  Holders of the Preferred Stock A are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company.  The Preferred Stock A is convertible into the Company’s common stock at an initial conversion price of $1.25 per share upon the occurrence of a liquidity event as defined in the Preferred Stock A certificate.  The Preferred Stock A is redeemable at the option of the Company at $1.80 per share prior to conversion. The Preferred Stock A votes as a separate class from the common stock.  Preferred Stock A ranks senior to the following capital stock of the Company: (a) the common stock and (b) all later created classes or series of Preferred Stock.  During the three and nine months ended September 30, 2009, the Company declared dividends on its Preferred Stock A totaling $18,440 and $39,905, respectively.

                 During the three months ended September 30, 2009, the Company issued 190,290 shares of Series B Convertible Preferred Stock (the “Preferred Stock B”), for total cash consideration of $380,580.  The Preferred Stock B has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus any declared but unpaid dividends or (b) the per share amount the holders of the Preferred Stock B would be entitled to upon conversion.  The liquidation preference was $1,000,000 at September 30, 2009.  Holders of the Preferred Stock B are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company.  The Preferred Stock B is convertible into the Company’s common stock at an initial conversion price of $1.74 per share upon the occurrence of a liquidity event as defined in the Preferred Stock B.  The Preferred Stock B is redeemable at the option of the Company at $2.30 per share prior to conversion. The Preferred Stock B votes as a separate class from the common stock.  Preferred Stock B ranks senior to the following capital stock of the Company: (a) the common stock and (b) all later created classes or series of Preferred Stock (including, but not limited to, Series C Preferred Stock and Series D Preferred Stock).  During the three and nine months ended September 30, 2009, the Company declared $0 in dividends on its Preferred Stock B.

During the three months ended September 30, 2009, the Company issued 152,000 shares of Series C Convertible Preferred Stock (the “Preferred Stock C”), for total cash consideration of $380,000.  The Preferred Stock C has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus any declared but unpaid dividends or (b) the per share amount the holders of the Preferred Stock C would be entitled to upon conversion.  The liquidation preference was $380,000 at September 30, 2009.  Holders of the Preferred Stock C are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company.  The Preferred Stock C is convertible into the Company’s common stock at an initial conversion price of $2.27 per share upon the occurrence of a liquidity event as defined in the Preferred Stock C certificate of designation.  The Preferred Stock C is redeemable at the option of the Company at $2.75 per share prior to conversion. The Preferred Stock C votes as a separate class from the common stock.  Preferred Stock C ranks senior to the following capital stock of the Company: (a) the common stock and (b) all later created classes or series of Preferred Stock (including, but not limited to, Series D Preferred Stock).  During the three and nine months ended September 30, 2009, the Company declared $0 dividends on its Preferred Stock C.

On August 27, 2009, prior to the Merger, and prior to the issuance of any Preferred Stock C shares, HGI issued common stock shares as payment of a discretionary stock dividend to all Preferred Stock A holders and Preferred Stock B holders, resulting in an additional 165,094 shares of HGI common stock outstanding.

Series Z Preferred Stock

            The Company filed a Certificate of Designation of the Series Z preferred stock with the Secretary of State of Delaware on September 30, 2009. The material rights, preferences and privileges of the Series Z preferred stock are as follows:

• the shares are convertible, after the Company authorizes sufficient additional shares of the Company’s common stock to enable conversion of all Series Z preferred stock, into 340.668384 shares of the Company’s common stock, subject to anti-dilution adjustments;

INDEX

• the shares are entitled to vote together with the holders of the Company’s common stock as a single class, each share of Series Z preferred stock having voting rights on an “as if converted” basis such that each share will have one vote on all matters submitted to the holders of the Company’s common stock for each share of the Company’s common stock into which such preferred stock would be converted if converted as of the date of such vote (in addition to such voting rights that are specifically afforded to holders of a series of preferred stock to vote as part of a class or series thereof under Delaware law and the requirement that, without the affirmative vote of the holders of at least a majority of Series Z preferred stock (acting as a separate class) at the time outstanding, the Company may not alter, change or amend the preferences or rights of the Series Z preferred stock);

• the shares are entitled only to dividends, with holders of the Company’s common stock, on an as if converted basis;

• the shares are entitled on liquidation to receive, after any payments are made to, or any assets set aside for, and holders of any of the Company’s preferred stock ranking senior in right of liquidation that may hereafter be issued, an amount per share for each outstanding share of Series Z preferred stock equal to $0.001, and to share thereafter in any amount to which the Company’s common stock would be entitled on an as if converted basis.

NOTE 12.  CONCENTRATIONS OF CREDIT RISK

The Company maintains cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). During 2009, the FDIC insured cash accounts from $100,000 to $250,000.  At September 30, 2009, the cash balance of $126,603 was less than the $250,000 FDIC insured amount.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable.

In the normal course of business, the Company extends unsecured credit to its customers.   Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its estimate of amounts which will eventually become uncollectible.  In the event of complete non-performance by the Company’s customers, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of non-performance.

NOTE 13.  SUBSEQUENT EVENTS

Subsequent events have been evaluated through November 11, 2009, which is the date the financial statements were available to be issued.

In October 2009, HGI formed a wholly owned subsidiary, Halo Portfolio Advisors, LLC for the purpose of growing HGI’s overall business to business sales model.

In October 2009, HGI’s wholly owned subsidiary, Halo Group Consulting, Inc. formally changed its name to Halo Benefits, Inc.

On October 27, 2009, the Company entered into one unsecured promissory note with a related party for a working capital advance to the Company in the amount of $60,000 (Related Party Note 2).  The Related Party Note 2 bears interest at a rate of 0.71% per annum with final maturity December 26, 2009, 60 days from issuance date.  All interest and principal is due upon maturity.

On October 28, 2009, the Company entered into one unsecured promissory note with a related party for a working capital advance to the Company in the amount of $15,000 (Related Party Note 3).  The Related Party Note 3 bears interest at a rate of 0.71% per annum with final maturity December 27, 2009, 60 days from issuance date.  All interest and principal is due upon maturity.

INDEX

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact constitute “forward-looking statements” within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue,” and similar expressions are intended to identify such forward-looking statements but are not the exclusive means of identifying such statements.  Although the Company believes that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under the Company’s control.  Those risks, uncertainties, and other factors could cause the actual results to differ materially from those in the forward-looking statements.  Those risks, uncertainties, and factors include, but are not limited to: the level of customer demand for and response to products and services offered by the Company, including demand by the consumer financial services industry, specifically the credit market and real estate markets, changes in economic conditions of the various markets the Company serves; adequacy of financing; reliance on key executive officers; successfully implementing the Company’s growth strategy; a downturn in market conditions in any industry relating to the services that we provide; the effects and duration of continuing economic recession in the U.S. and other markets in which we operate; change in industry laws and regulations.  The Company expressly disclaims any obligation to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or expectations. The Company can give no assurances that such forward-looking statements will prove to be correct.

The following discussion of the financial condition and results of operation of the Company should be read in conjunction with the financial statements and the notes to those statements included in this Report.

Company Overview

The Company, through its subsidiaries, operates primarily in the consumer financial services industry, providing services related to personal debt, credit, mortgage, real estate, loan modification and insurance.  The Company works with its clients, who are consumers who may be in various stages of financial need, to assist in reducing their debt, correcting their credit profile, securing a home mortgage, buying or selling a residence, providing proper insurance for their assets, mitigating potential home loss, and educating them in financial matters.

Plan of Operations

It is the intent of the Company to continue expanding its direct-to-consumer business, both organically, as well as potentially through acquisition.  The Company also plans to increase its concentration on the business-to-business marketing strategy, specifically in the mortgage servicing industry.  Year to date, the Company has had adequate cash-flow from operations to sustain normal operating activities.  The Company has supplemented its operating cash-flow with debt and equity financing to support its growth in marketing and business development. The Company intends to pursue additional funding through debt, subordinated debt, and equity financing to continue its expansion and growth efforts. Specific details relating to previous debt and equity financing can be found in the Liquidity and Capital Resources section below and in Notes 4, 5, and 6 to the consolidated financial statements.

INDEX

Results of Operations for the three months ended September 30, 2009 Compared to the three months ended September 30, 2008, and Results of Operations for the nine months ended September 30, 2009 Compared to the nine months ended September 30, 2008

Revenues

Revenue increased $977,661 and 80% from $1,222,611 for the three months ended September 30, 2008 to $2,200,272 for the three months ended September 30, 2009.  Revenue increased $3,846,537 or 121% from $3,175,430 for the nine months ended September 30, 2008 to $7,021,967 for the nine months ended September 30, 2009.  The increase is primarily due to the growth of Halo Debt Solutions and this subsidiary’s overall improved market strategy and ability to provide increasingly effective and efficient debt settlement services to consumers.  Halo Debt Solutions has adopted innovative strategies to deploy marketing efforts directly to consumers and has developed close, cooperative relationships with creditors, allowing for substantial revenue growth.

Operating Expenses

Sales and Marketing expenses increased $142,306 or 53% from $268,256 for the three months ended September 30, 2008 to $410,562 for the three months ended September 30, 2009.  Sales and marketing expenses increased $500,993 or 93% from $541,005 for the nine months ended September 30, 2008 to $1,041,998 for the nine months ended September 30, 2009.   This increase is primarily attributable to the increased overall volume of lead generation purchases during the three months, which has allowed for substantial growth in revenues noted above.

General and Administrative expenses increased $1,124,004 or 102% from $1,101,974 for the three months ended September 30, 2008 to $2,225,978 for the three months ended September 30, 2009.  General and Administrative expenses increased $2,976,013 or 107% from $2,781,202 for the nine months ended September 30, 2008 to $5,757,215 for the nine months ended September 30, 2009.  This increase is primarily attributable to increased costs associated with employee head count, the hiring of more executive and senior management personnel to accommodate a growing business, associated increased rent expense to office a growing workforce and variable costs incurred to grow revenues.  Several new subsidiaries began operations during 2009, including Halo Loan Modification Services, LLC, Halo Select Insurance Services, LLC, Halo Choice Insurance Services, LLC, and as such, there have been increased general and administrative expenses and start up costs involved to get the companies operating. Additionally, in association with the Merger, professional service fees increased significantly for the three and nine months ended September 30, 3009.  These services include legal, accounting, auditing, business valuation, compliance, and consulting. A portion of these expenses is non-recurring and should decrease in future periods.

Although overall Sales and Marketing expenses and General and Administrative expenses have increased, the Company continues to improve operational efficiencies, increase staffing at a modest rate and effectively manage fixed and variable costs.

Stock option compensation expense was $0 during the three and nine months ended September 30, 2008 compared to $1,310,515 for the three and nine months ended September 30, 2009.  As noted in the significant accounting policies below, the fair value of stock options at the date of grant is determined via the Black Scholes model and, since the options are contingently exercisable upon the occurrence of a specified event, the fair value of such options is recognized in earnings over the vesting period of the options beginning when the specified event becomes probable of occurrence.  The specified event (Merger) occurred on September 30, 2009.  The total fair value of stock compensation expense as of September 30, 2009 totaled $2,312,177.  Stock compensation expense of $1,310,515 was charged to the statement of operations as of September 30, 2009 for any stock option that had vested as of September 30, 2009.  Stock compensation expense is a non-cash expense item.

As a result, net loss increased $1,583,702 from a net loss of $158,710 for the three months ended September 30, 2008 to a net loss of $1,742,412 for the three months ended September 30, 2009.  Net loss increased $962,645 from a net loss of $161,178 for the nine months ended September 30, 2008 to a net loss of $1,123,823 for the nine months ended September 30, 2009.  This increase in loss is primarily attributable to the $1,310,515 in stock option compensation expense noted above.  Excluding the $1,310,515 in stock option compensation expense for the nine months ended September 30, 2009, the Company has net income of $222,754 for the nine months ended September 30, 2009.

INDEX

Assets and Liabilities

Total assets of the Company were $3,630,353 at September 30, 2009, compared to $1,795,910 at December 31, 2008.  Increases were noted primarily in restricted cash, accounts receivable, prepaid expenses and property and equipment.  The growth in restricted cash primarily represents $250,000 of funds raised through normal operations and in capital raising efforts through the Company’s debt borrowings and private sales of preferred stock.  At September 30, 2009, the funds were held in a third party trust account and were available to be disbursed to various independent vendors of GVC as payment for professional services rendered to the business prior to, and in connection with, the Merger.  The growth of accounts receivable is primarily related to the growth in overall volume of customers and revenue of Halo Debt Solutions.  The growth in prepaid expense balance represents prepayment of common stock in Halo Group for several executed consulting services agreements whereby respective individuals and/or entities had been engaged to provide consulting services to the Company for a period not to extend more than one year from date of issuance and in return received common stock of Halo Group, paid in advance.  The fair value of the consulting services to be provided was determined using the fair value of the common stock received on the date of issuance.  Equity based compensation for service already performed as of September 30, 2009 is included in general and administrative expense.  The growth in property and equipment is primarily attributable to the new communication and computer equipment purchased throughout the year in connection with the increase in the Company’s workforce.

Total liabilities of the Company were $1,766,962 at September 30, 2009 compared to $1,264,599 at December 31, 2008.  Notes payable (both third-party and related party) and Lines of Credit are discussed in further detail below and in Notes 4, 5, and 6 to the consolidated financial statements.  Accounts payable increased from $48,264 at December 31, 2008 compared to $250,504 at September 30, 2009, primarily as the result of Halo Group’s assumption $230,000 in accounts payable of GVC as a result of the Merger.

In connection with a reorganization during 2007 (See Note 1), the Company entered into three promissory notes totaling $397,000 with two board of directors for the purchase of their member interests in HGM and HCS (the “Board of Director Notes”).  As of September 30, 2009, the amount outstanding under the Board of Director Notes totaled $268,000.

During 2007 the Company entered into two unsecured promissory notes with a director for working capital advances made to the Company, totaling $60,000 (the “Director Loans”).  As of September 30, 2009, the amounts outstanding under the Director Loans totaled $60,000.

During 2008 the Company entered into three unsecured promissory notes with two related parties (the “Related Notes”) for working capital advances made to the Company in the amounts of $39,000, $50,000 and $100,000. As of September 30, 2009, outstanding principal on the $39,000 note totaled $0. The $50,000 was paid in full in January 2009.  The $100,000 was paid in full on the maturity date.

On March 6, 2009, the Company entered into a new revolving line of credit (“LOC”) facility with Legacy Texas Bank which provides maximum borrowings of $250,000.  On September 6, 2009, the Company increased the line of credit $75,000 to a maximum borrowing amount of $325,000.  The $325,000 maximum borrowing amount includes a $75,000 letter of credit to the Company’s business office lessor.  The $75,000 letter of credit expires November 29, 2010.  As of September 30, 2009, the Company has received net advances totaling $250,000 under this new LOC.

In connection with the new LOC, the Company paid off the $73,000 line of credit held with Chase Bank.  The balance remained at $0 until August 2009, at which time the line of credit was closed with Chase Bank.  Additionally, in connection with the new line of credit, the Company paid off and closed a $300,000 line of credit that it held with Independent Bank of Texas.

On March 6, 2009, the Company entered into a 36 month secured promissory note with Legacy Texas Bank in the amount of $374,000.  The proceeds of this note payable were used to pay off the two lines of credit as discussed in Note 4.

INDEX

During January 2009 the Company entered into one unsecured promissory note with a shareholder for a working capital advance to the Company in the amount of $15,000 (the “Shareholder Note”).  As of September 30, 2009, the amount outstanding under the Shareholder Note totaled $15,000.

On April 15, 2009, the Company entered into a 60 month secured promissory note with Legacy Texas Bank in the amount of $167,000.  The proceeds of this note payable were used to purchase communication equipment.

During April 2009 the Company entered into one unsecured promissory note with a related party for a working capital advance to the Company in the amount of $65,000 (the “Related Party Note”).  As of September 30, 2009, the amount outstanding under the Related Party Note totaled $60,517, of which $49,131 is included in long term liabilities.

Significant Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.  These policies are contained in Note 2 to the consolidated financial statements.

Liquidity and Capital Resources

Capital for the growth of Halo Group has been provided through operating cashflow, debt borrowings, and private sales of its equity securities to investors.  Throughout the period from inception (January 25, 2007) to December 31, 2007, Halo Group raised $744,003 of capital through the sale of its common stock and preferred stock.  Between January 1, 2008 and December 31, 2008, Halo Group raised $675,818 of additional capital through private sales of its preferred stock.  Between January 1, 2009 and September 30, 2009, Halo Group raised $1,182,404 of additional capital through private sales of its preferred stock. During the same period, Halo Group borrowed $250,000 on its $250,000 available line of credit, $374,000 on a 36-month secured promissory note, and $167,000 on a 60-month secured promissory note.  The capital raised since inception has been used, and will be used, to fund Company growth and expansion, marketing campaigns, and operating expenses.  The following provides a summary of our cash flows:

	(Unaudited) Nine Months Ended Sep. 30,	Year Ended December 31,		25-Jan-2007 (Inception) to Sep. 30,
	2009	2008	2007	2009

Net Cash (Used in) Operating Activities	(1,030,637)	(790,671)	(650,458)	(2,471,766)

Net Cash (Used in) Investing Activities	(424,069)	(211,450)	(56,015)	(691,534)

Net Cash Provided by Financing Activities	1,400,960	1,129,944	706,803	3,237,707

Net Increase/(Decrease) in Cash	(53,746)	126,823	330	73,407

Cash, Beginning of Period	180,349	53,526	53,196	53,196

Cash, End of Period	$126,603	$180,349	$53,526	126,603

The Company believes that its cash and cash equivalents balances, cash flows from operations, and funding from the financing sources discussed above will be sufficient to meet the normal operating requirements of the Company during the next fiscal year ending December 31, 2009. The Company will need additional financing to fully implement its business plan and to fund additional capital expenditures. The Company continually considers supplementing the cash flows generated by operations with funds provided by financing activities, via both debt and equity, to balance the Company's cash requirements and to finance specific capital projects.

INDEX

Off Balance Sheet Transactions and Related Matters

Other than operating leases discussed in Note 9 to the consolidated financial statements, there are no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for Smaller Reporting Companies.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the officers concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

INDEX

Part II - Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Not required for Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

31.1                         Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2                         Rule 13a-14(a) Certification of the Principal Financial Officer.

32                            Section 1350 Certifications.

INDEX

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 11, 2009	By:	/s/ Brandon Cade Thompson
Brandon Cade Thompson
Chief Executive Officer
(Principal Executive Officer)

Date: November 11, 2009	By:	/s/ Paul Williams
Paul Williams
Chief Financial Officer
(Principal Financial and Accounting Officer)