Form 10-K
period 2009-12-31
Halo Companies, Inc.
filed 2010-03-25
CIK 814286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-K
_______________

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

HALO COMPANIES, INC.
 (Exact name of registrant as specified in its charter)

Delaware	000-15862	13-3018466
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

One Allen Center, Suite 500
700 Central Expressway South
Allen, Texas 75013
(Address of Principal Executive Offices)
  _______________

214-644-0065
(Issuer Telephone number)
_______________

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes  [   ]   No [X]

Indicate by check mark whether the issuer:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  [   ]   No [   ]

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer  [   ]      Accelerated Filer  [   ]       Non-Accelerated Filer  [   ]       Smaller Reporting Company  [X]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes  [   ]   No [X]

As of June 30, 2009, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the issuer was approximately $632,221 based on the last sales price of the issuer’s Common Stock, as reported by Bloomberg LP Investor Services.  This amount excludes the market value of all shares as to which any executive officer, director or person known to the registrant to be the beneficial owner of at least 5% of the registrant’s Common Stock may be deemed to have sole or shared voting power.

The number of shares outstanding of the registrant’s Common Stock as of March 10, 2010 was 42,232,437.

DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents incorporated herein by reference and the part of this Report into which each such document is incorporated:

None

HALO COMPANIES, INC.
FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain statements in this Report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “goal,” “intend,” “strategy” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company’s future plans, operations, business strategies, operating results and financial position.  Forward-looking statements are subject to a number of known and unknown risks and uncertainties (including the risks contained in the section of this report entitled “Risk Factors”) that could cause the Company’s actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements and its goals and strategies to not be achieved.

You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Report.  The Company does not undertake any responsibility to publicly update or revise any forward-looking statement or report.

PART I

Item 1.  BUSINESS.

General

Halo Companies, Inc. (“Halo” or the “Company”) was incorporated under the laws of the State of Delaware on December 9, 1986.  Its principal executive offices are located at One Allen Center, 700 Central Expy South, Suite 500, Allen, Texas 75013 and its telephone number is 214-644-0065.

Pursuant to an Agreement and Plan of Merger dated September 17, 2009 (the “Merger Agreement”), by and among GVC Venture Corp., a Delaware corporation, GVC Merger Corp., a Texas corporation and wholly owned subsidiary of the Company and Halo Group, Inc., a Texas corporation (“HGI”), GVC Merger Corp. merged with and into HGI, with HGI remaining as the surviving corporation and becoming a subsidiary of the Company (the “Merger”).  The Merger was effective as of September 30, 2009, upon the filing of a certificate of merger with the Texas Secretary of State.   The Company subsequently filed a restated Certificate of Incorporation effective December 11, 2009 which, among other things, effected a name change from GVC Venture Corp. to Halo Companies, Inc.

For accounting purposes, the Merger has been accounted for as a reverse acquisition, with HGI as the accounting acquirer (legal acquiree).  On the effective date of the Merger, HGI’s business became the business of the Company.  Unless otherwise provided in footnotes, all references from this point forward in this Report to “we,” “us,” “our company,” “our,” or the “Company” refer to the combined Halo Companies, Inc. entity, together with its subsidiaries.

As of December 31, 2009, after completion of the merger and amending and restating its Certificate of Incorporation, the Company had outstanding 42,232,437 shares of Common Stock with a par value of $0.001.   Also as of December 31, 2009, the Company was awaiting regulatory approval from the Financial Industry Regulatory Authority (FINRA) in regards to the following corporate actions, in compliance with listing requirements of the Over the Counter Bulletin Board (OTCBB): (a) a reverse split of the Company’s Common Stock, (b) the above-mentioned name change, and (c) the issuance of a  new stock symbol.  The regulatory approval was granted on February 24, 2010 with an effective date of February 25, 2010.  The Company’s new stock symbol is HALN.

Business Overview

Halo is a holding company with subsidiaries operating primarily in the consumer financial services industry, providing services related to personal debt, credit, mortgage, real estate, loan modification and insurance.

Products and Services

Halo works with its clients, who are consumers who may be in various stages of financial need, to assist in reducing their debt, correcting their credit profile, securing a home mortgage, buying or selling a residence, providing proper insurance for their assets, mitigating potential home loss, and educating them in financial matters.  The following outline briefly describes Halo’s various subsidiaries and the products and services they offer:

UHalo Group Mortgage, LLCU   Halo Group Mortgage is a full-service mortgage brokerage institution in the retail lending environment.  Currently licensed in four southwestern states, Halo Group Mortgage specializes in partnering banks with both current and potential home owners to obtain mortgages.

UHalo Debt Solutions, Inc.U  Halo Debt Solutions provides debt settlement services, negotiating and settling various types of unsecured debt on behalf of its clients.  The Company’s primary goal is to help clients achieve an unsecured debt-free lifestyle.  The Company’s programs provide affordable payment plans, based upon each client’s personal financial situation.  Halo Debt Solutions provides these services to its clients consistent with industry standards for debt negotiation and educational support.

UHalo Credit Solutions, LLCU  Halo Credit Solutions uses proprietary credit repair management software to dispute inaccuracies and errors in consumer credit reports on behalf of its clients.  Each client exits the program with a guaranteed accurate credit report, as verified by credit reporting agencies.

UHalo Group Realty, LLCU  Halo Group Realty, a real estate agency, provides real estate services to home buyers and sellers, including marketing and listing services and home value appraisals.  Halo realizes that most of its clients have real estate needs and, because of the existing business relationship with other Halo subsidiaries, these clients are often willing to utilize the services of Halo Group Realty.

UHalo Loan Modification Services, LLCU  Halo Loan Modification Services has developed a process that puts its clients/borrowers into a systematic and streamlined work-out process to establish affordable, long-term mortgages.

UHalo Select Insurance Services, LLCU  Halo Select Insurance Services is a member in Halo Choice Insurance Services, LLC, a company in which it owns a 49% interest.  Halo Select Insurance Services is currently licensed in Texas and can write additional business in Arkansas, Louisiana, Mississippi, and Oklahoma through one of its affiliate companies.   Halo Choice Insurance Services represents the lines of hundreds of insurance companies, including State Auto, Safeco, Travelers, CNA, Progressive, and Hartford.  Halo Choice Insurance Services’ relationships with these insurers give Halo Choice Insurance Services the opportunity to offer competitively-priced auto, home, life, health, small business and other insurance products to its clients.

UHalo Benefits, Inc.U  Formerly named Halo Group Consulting, Inc., Halo Benefits offers to its clients a variety of financial tools, including debt settlement, foreclosure avoidance, credit repair, bankruptcy counseling, and financial education through the product Halo Care.  By marshalling the resources of other Halo subsidiaries, Halo Benefits offers these financial services to individuals through associations, insurance companies and employers’ benefit services groups.

UHalo Portfolio Advisors, LLCU  Halo Portfolio Advisors leverages the complete Halo business-to-consumer suite of services to market turnkey solutions to lenders. In today’s economy, lenders are experiencing an overflow of distressed assets.  Many debt servicers are currently overwhelmed with imposed programs that require more resources such as people, money and time to be effective. Halo’s technology systems are bundled with transparency, accountability, efficiency, speed, and flexibility. This unique strategy directs borrowers into an intelligent, results-driven process that establishes affordable, long-term mortgages while also achieving an improved return for lenders and investors, when compared to foreclosure.

UHalo Financial Services, LLCU  Halo Financial Services recently began operations and is primarily focused in the consumer debt education, analysis and debt workout program.  Halo Financial Services utilizes cutting edge technology and algorithms to produce the best scenario determined for each individual. The technology is derived from thousands of case studies which were evaluated and logged with consideration based on multiple factors. Factors include state, region, income level, debt load, type of debt, and many others.  This entity is focused on providing the Company additional opportunities in the market as its business model takes into consideration the ever increasing regulatory issues surrounding this consumer market.

Competition

The consumer financial services industry is highly competitive, and there is considerable competition from major institutions in Halo’s lines of business, including national financial institutions, real estate agencies and insurance companies, as well as specialty consumer financial services companies offering one or more of the products and services offered by Halo.  The development and commercialization of new products and services to address consumers’ financial needs is highly competitive, and there will be considerable competition from major companies seeking to expand their own product and service offerings. Many of Halo’s competitors have substantially more resources than Halo, including both financial and technical resources.  Additionally, competition for highly qualified employees is intense.

Intellectual Property

The Company maintains copyrights on all of its printed marketing materials, web pages and proprietary software.  Halo’s goal is to preserve the Company’s trade secrets, and operate without infringing on the proprietary rights of other parties.

To help protect its proprietary know-how, which is not patentable, Halo currently relies and will in the future rely on trade secret protection and confidentiality agreements to protect its interest.  To this end, Halo requires all of its employees, consultants, advisors and other contractors to enter into confidentiality agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to Halo of the ideas, developments, discoveries and inventions important to its business.

Employees

As of December 31, 2009, the Company had approximately 88 full-time employees.  None of the Company’s employees is covered by a collective bargaining agreement.  Halo believes that it maintains good relationships with its employees.

Legal Proceedings

The Company is not currently involved in any material legal proceedings.

Government Regulation

The services provided by the Company, through its subsidiaries, are extensively regulated by federal and state authorities in the United States.  Halo believes it is in compliance with federal and state qualification and registration requirements in order that it may continue to provide services to its clients consistent with applicable laws and regulations.

Item 1A.  RISK FACTORS.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.  Halo has a relatively limited operating history.  Our limited operating history and the unpredictability of the consumer financial industry make it difficult for investors to evaluate our business.  An investor in our securities must consider the risks, uncertainties and difficulties frequently encountered by companies in rapidly evolving markets.

We will need additional financing to implement our business plan.  The Company will need additional financing to fully implement its business plan in a manner that not only continues to expand already established direct-to-consumer approach, but also allows the Company to establish a stronger brand name in all the areas which it operates, including mortgage servicing distressed asset sectors.  In particular, the Company will need substantial additional financing to:

•	effectuate its business plan and further develop its product and service lines;
•	expand its facilities, human resources, and infrastructure; and
•	increase its marketing efforts and lead generation.

There are no assurances that additional financing will be available on favorable terms, or at all.  If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures.  The failure to adequately fund its capital requirements could have a material adverse effect on the Company’s business, financial condition and results of operations.  Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders, and incurring additional indebtedness could involve the imposition of covenants that restrict the Company operations.

Our products and services are subject to changes in applicable laws and regulations.  The Company’s business is particularly subject to changing federal and state laws and regulations related to the provision of financial services to consumers.  The Company’s continued success depends in part on its ability to anticipate and respond to these changes, and the Company may not be able to respond in a timely or commercially appropriate manner.  If the Company fails to adjust its products and services in response to changing legal and/or regulatory requirements, the ability to deliver its products and services may be hindered which, in turn, could have a material adverse effect on the Company’s business, financial condition and results of operations.

We may continue to encounter substantial competition in our business.  The Company believes that existing and new competitors will continue to improve their products and services, as well as introduce new products and services with competitive price and performance characteristics.  The Company expects that it must continue to innovate, and to invest in product development and productivity improvements, to compete effectively in the several markets in which the Company participates.  Halo’s competitors could develop a more efficient product or service or undertake more aggressive and costly marketing campaigns than those implemented by the Company, which could adversely affect the Company’s marketing strategies and could have a material adverse effect on the Company’s business, financial condition and results of operations.

Important factors affecting the Company’s current ability to compete successfully include:

•	lead generation and marketing costs;
•	service delivery protocols;
•	branded name advertising; and
•	product and service pricing.

In periods of reduced demand for the Company’s products and services, the Company can either choose to maintain market share by reducing product service pricing to meet the competition or maintain its product and service pricing, which would likely sacrifice market share.  Sales and overall profitability would be reduced in either case.  In addition, there can be no assurance that additional competitors will not enter the Company’s existing markets, or that the Company will be able to continue to compete successfully against its competition.

We may not successfully manage our growth.  Our success will depend upon the expansion of our operations and the effective management of our growth, which will place significant strain on our management and our administrative, operational and financial resources.  To manage this growth, we may need to expand our facilities, augment our operational, financial and management systems and hire and train additional qualified personnel.  If we are unable to manage our growth effectively, our business would be harmed.

We rely on key executive officers, and their knowledge of our business and technical expertise would be difficult to replace.  We are highly dependent on our executive officers.  If one or more of the Company’s senior executives or other key personnel are unable or unwilling to continue in their present positions, the Company may not be able to replace them easily or at all, and the Company’s business may be disrupted.  Competition for senior management personnel having relevant industry expertise is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or attract and retain high-quality senior executives in the future.  Such failure could have a material adverse effect on the Company’s business, financial condition and results of operations.

We may never pay dividends to our common stockholders.  The Company currently intends to retain its future earnings to support operations and to finance expansion and, therefore, the Company does not anticipate paying any cash dividends in the foreseeable future other than to the holders of the Series A, Series B, and Series C preferred stock of HGI, a first-tier subsidiary of the Company.

The declaration, payment and amount of any future dividends on common stock will be at the discretion of the Company’s Board of Directors, and will depend upon, among other things, earnings, financial condition, capital requirements, level of indebtedness and other considerations the Board of Directors considers relevant.  There is no assurance that future dividends will be paid on common stock or, if dividends are paid, the amount thereof.

Our common stock is quoted through the OTC Bulletin Board, which may have an unfavorable impact on our stock price and liquidity.  The Company’s common stock is quoted on the OTC Bulletin Board, which is a significantly more limited market than the New York Stock Exchange, American Stock Exchange or NASDAQ.  The trading volume may be limited by the fact that many major institutional investment funds, including mutual funds, follow a policy of not investing in Bulletin Board stocks because they are considered speculative and volatile.

The trading volume of the Company’s common stock has been and may continue to be limited and sporadic.  As a result, the quoted price for the Company’s common stock on the OTC Bulletin Board may not necessarily be a reliable indicator of its fair market value.

Additionally, the securities of small capitalization companies may trade less frequently and in more limited volume than those of more established companies.  The market for small capitalization companies is generally volatile, with wide price fluctuations not necessarily related to the operating performance of such companies.

Our common stock is subject to price volatility unrelated to our operations.  The market price of the Company’s common stock could fluctuate substantially due to a variety of factors, including market perception of the Company’s ability to achieve its planned growth, the Company’s operating results and that of other companies in the same industry, trading volume in the Company’s common stock, general conditions in the economy and the financial markets, or other developments affecting the Company or its competitors.

Our common stock is classified as a “penny stock.”  Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a “penny stock”, for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us.  It is likely that the Company’s common stock will be considered a penny stock for the immediate foreseeable future.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that the particular person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also provide disclosure to its customers, prior to executing trades, about the risks of investing in penny stocks in both public offerings and in secondary trading, the commissions payable to both the broker-dealer and the registered representative, and the rights and remedies available to an investor in cases of fraud in penny stock transactions.

Because of these regulations, broker-dealers may not wish to furnish the necessary paperwork and disclosures and/or may encounter difficulties in their attempt to buy or sell shares of the Company’s common stock, which may in turn affect the ability of Company stockholders to sell their shares.

Accordingly, this classification severely and adversely affects any market liquidity for the Company’s common stock, and subjects the shares to certain risks associated with trading in penny stocks.  These risks include difficulty for investors in purchasing or disposing of shares, difficulty in obtaining accurate bid and ask quotations, difficulty in establishing the market value of the shares, and a lack of securities analyst coverage.

Item 1B.  UNRESOLVED STAFF COMMENTS.

None.

Item 2.  PROPERTIES.

The Company’s corporate offices are located at 700 Central Expressway South, Suite 500, Allen, Texas 75013, where Halo has 34,524 square feet of office space under lease.  Pursuant to an office lease dated November 12, 2007, as amended, the Company is required to make monthly lease payments of $32,663, with an increase in May 2010 to $49,789 and in November 2010 to $60,346 per month.  The lease expires on August 14, 2014.

Item 3.  LEGAL PROCEEDINGS.

The Company is not aware of any legal proceeding that is pending against the Company or to which any of its property is the subject.

Item 4.  RESERVED.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information

The Company’s Common Stock is currently traded in the over-the-counter market and quoted under the symbol HALN.OB (formerly, and as of December 31, 2009, under the symbol GPAX.OB). The following are the high and low sales prices for the Company’s Common Stock for the periods reflected below, as reported by Bloomberg LP Investor Services:

UFiscal Year Ended December 31, 2009	UHigh	ULow
First Quarter	$.03	$.03
Second Quarter	$.08	$.02
Third Quarter	$.60	$.03
Fourth Quarter	$.40	$.05
UFiscal Year Ended December 31, 2008	UHigh	ULow
First Quarter	$.10	$.09
Second Quarter	$.09	$.03
Third Quarter	$.09	$.09
Fourth Quarter	$.09	$.03

The above prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Holders

The approximate number of stockholders of record of the Company’s Common Stock on December, 31 2009 was 3,060. The Company estimates that, in addition, there are approximately 1,700 stockholders with shares held in “street name.”

Dividends

We intend to retain future earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2009, except as included in our Quarterly Reports on Form 10-Q or in our Current Reports on Form  8-K, we have not sold any equity securities not registered under the Securities Act.

Repurchases of Equity Securities

The Company did not repurchase any of its equity securities during the year ended December 31, 2009.

Item 6.  SELECTED FINANCIAL DATA.

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition. This MD&A should be read in conjunction with our financial statements and the accompanying notes, and contains forward-looking statements that involve risks and uncertainties. See the section entitled “Forward-Looking Statements” above.

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

Plan of Operations

It is the intent of the Company to continue expanding its direct-to-consumer business, both organically, as well as potentially through acquisition.  The Company also plans to increase its concentration on the business-to-business marketing strategy, specifically in the mortgage servicing industry.  The Company has supplemented its operating cash-flow with debt and equity financing to support its growth in marketing and business development. The Company intends to pursue additional funding through debt, subordinated debt, and equity financing to continue its expansion and growth efforts. Specific details relating to previous debt and equity financing can be found in the Liquidity and Capital Resources section below and within Notes 5, 6, and 7 to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

Results of Operations for the year ended December 31, 2009 Compared to the year ended December 31, 2008

Revenues

Revenue increased $4,127,460 or 83% from $4,986,496 for the year ended December 31, 2008 to $9,113,956 for the year ended December 31, 2009.  The increase is primarily due to the growth of Halo Debt Solutions and this subsidiary’s overall improved market strategy and ability to provide increasingly effective and efficient debt settlement services to consumers.  Halo Debt Solutions has adopted innovative strategies to deploy marketing efforts directly to consumers and has developed close, cooperative relationships with creditors, allowing for substantial revenue growth.

Operating Expenses

Sales and marketing expenses include advertising, marketing and customer lead purchases, and direct sales costs incurred including appraisals, credit reports, and contract service commissions.  Sales and marketing expenses increased $608,599 or 78% from $776,790 for the year ended December 31, 2008 to $1,385,389 for the year ended December 31, 2009.   This increase is primarily attributable to the increased overall volume of lead generation purchases for the year ended December 31, 2009, which has resulted in substantial growth in revenues noted above.

General and Administrative expenses increased $1,600,620 or 96% from $1,665,058 for the year ended December 31, 2008 to $3,265,678 for the year ended December 31, 2009.  This increase is primarily attributable to increased costs associated with rent expense to office a growing workforce and variable general and administrative costs incurred to grow revenues.  Several new subsidiaries began operations during 2009, including Halo Loan Modification Services, LLC, Halo Select Insurance Services, LLC, and Halo Choice Insurance Services, LLC, and as such, there have been increased general and administrative expenses and costs involved to get these companies operating. Additionally, in association with the Merger, professional service fees increased significantly for the year ended December 31, 3009.  These services include legal, accounting, auditing, business valuation, compliance, and consulting. A portion of these expenses is non-recurring and should decrease in future periods.

Salary, wages and benefits increased $3,695,080 or 140% from $2,630,906 for the year ended December 31, 2008 to $6,325,986 for the year ended December 31, 2009.  Approximately $2,300,000 of the increase is attributable to increased costs associated with employee head count and the hiring of more executive and senior management personnel to accommodate a growing business.  The remaining increase of $1,399,823 is stock option compensation expense for any options that had vested as of December 31, 2009.  Stock option compensation expense was $0 for the year ended December 31, 2008 compared to $1,399,823 for the year ended December 31, 2009.  As noted in the significant accounting policies below, the fair value of stock options at the date of grant is determined via the Black Scholes model and, since the options were exercisable upon the occurrence of a specified event, the fair value of such options is recognized in earnings over the vesting period of the options beginning when the specified event becomes probable of occurrence.  Stock compensation expense is a non-cash expense item.

Although overall Sales and Marketing expenses and General and Administrative expenses have increased, the Company continues to improve operational efficiencies, increase staffing at a modest rate and effectively manage fixed and variable costs.

Other Income

For the year ended December 31, 2009, the Company recognized $75,000 in Other Income related to cash consideration received by HGI from the Allen Economic Development Corporation (“AEDC”), whereby the AEDC provided an economic development grant to the Company.  This grant was given to the Company to stimulate business and commercial activity in the city of Allen, and, in return, Halo agreed to retain its offices in Allen, TX for the duration of the office lease agreement discussed previously under Item 2 herein.

The Company experienced additional losses of $1,772,473 from a net loss of $123,485 for the year ended December 31, 2008 to a net loss of $1,895,958 for the year ended December 31, 2009.  This increase in loss is primarily attributable to the $1,399,823 in stock option compensation expense noted above.  Excluding the $1,399,823 in stock option compensation expense for the year ended December 31, 2009, the Company had a loss of $496,135 for the year ended December 31, 2009.

Significant Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.  These policies are contained in Note 2 to the consolidated financial statements and summarized here.

URevenue Recognition and Accounts Receivable

The Company generally recognizes revenue in the period in which services are provided.  HDS recognizes its revenue over the average service period, defined as the average length of time it takes to receive a contractually obligated settlement offer from each creditor, calculated on the entire HDS client base, currently eight months.  The service being provided for each client is evaluated at an individual creditor level, thus the revenue recognition period estimate is calculated at an individual creditor level.  The estimate is derived by comparing the weighted average length of time from when the creditor was enrolled with HDS to the time HDS received a contractually obligated settlement offer, per creditor, on all accounts since the inception of HDS to the weighted average length of time all other creditors that are currently enrolled at the time of the estimate that have not received a contractually obligated settlement offer. This dual approach ensures a holistic representation of the service period. There are several factors that can affect the average service period, including economic conditions, number of clients enrolled, operational efficiencies, the time of year, and creditor dispositions.  Therefore, the average service period is analyzed on a quarterly basis ensuring an accurate revenue recognition period estimate.  In the event that the average service period estimate changes, HDS will prospectively accrete the remaining revenue to be recognized on current clients and recognize all future revenue pursuant to the new estimate.  Provisions for discounts, refunds and bad debt are provided over the period the related revenue is recognized. Cash receipts from customers in advance of revenue recognized are recorded as deferred revenue.

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

UUse of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.  Significant estimates include the company’s revenue recognition method and valuation of equity based compensation.

UPrinciples of Consolidation

The consolidated financial statements of the Company for the year ended December 31, 2009 include the combined financial results of HGI, HCS, HDS, HGM, HGR, HBI, HLMS, HSIS, HCIS, HFS, and HPA.  All significant intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements of the Company for the year ended December 31, 2008 include the combined financial results of HGI, HCS, HDS, HGM, HGR, and HBI.  All significant intercompany transactions and balances have been eliminated in consolidation.

UEquity-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with ASC 718 “Compensation-Stock Compensation” (formerly SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”)).  Under ASC 718, the fair value of stock options at the date of grant which are contingently exercisable upon the occurrence of a specified event is recognized in earnings over the vesting period of the options beginning when the specified events become probable of occurrence.  The specified event (Merger) occurred on September 30, 2009.  As of September 30, 2009, there was no active market for the Company’s common stock and management has not been able to identify a similar publicly held entity that can be used as a benchmark.  Therefore, as a substitute for volatility, the Company used the historical volatility of the Dow Jones Small Cap Consumer Finance Index, which is generally representative of the Company’s size and industry.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that performance will occur.

Liquidity and Capital Resources

As of December 31, 2009, we had cash and cash equivalents of $86,090.  The decrease in cash and cash equivalents from December 31, 2008 was due to cash used operating activities of $1,454,945, cash used in investing activities of $235,421, offset by an increase in cash provided by financing activities of $1,596,107.

Net cash used in operating activities was $1,454,945 for the twelve months ended December 31, 2009, compared to $790,671 net cash used in operating activities for the year ended December 31, 2008.  The net cash used in operating activities for the year ended December 31, 2009 was due to net loss of $1,740,299, adjusted primarily by the following: an increase in depreciation and amortization of $71,052, an increase in bad debt expense of $1,640,659, an increase in amortization of share-based compensation expense of $1,399,823, an increase in accounts receivable of $2,758,751, an increase in accounts payable of $136,468, and an increase in deferred rent of $63,050.

Accounts receivable increased by $1,118,092 or 104%.  The increase was a result of the increase in gross accounts receivable of $2,758,751 offset by an increase of $1,640,659 in bad debt expense.  Allowance for loan loss is discussed in significant accounting policies above.  The increase in accounts receivable was primarily related to the increase in growth in overall sales volume of customers and revenue of Halo Debt Solutions.

The accounts payable increase is primarily the result of the Company’s increase in general and administrative costs which has resulted in an increase in monthly vendor commitments and payables.  The Company pro-actively manages the timing and aging of vendor payables throughout the year.  Deferred rent increased from $123,989 at December 31, 2008 to $187,039 at December 31, 2009, and this increase was related to executed contractual commitment additional office space in the Company headquarters during the fiscal year for which the Company negotiated deferred rental payments.

Net cash used in investing activities was $235,421 for the year ended December 31, 2009, compared to net cash used in investing activities of $211,450 for the year ended December 31, 2008.  Our investing activities for the year ended December 31, 2009 consisted primarily of purchasing property and equipment of $269,159.  The growth in property and equipment is primarily attributable to the new communication equipment, computer equipment, and office furniture purchased throughout the year in connection with the increase in the Company’s workforce.

Net cash provided by financing activities was $1,596,107 for the year ended December 31, 2009, compared to net cash provided by financing activities of $1,128,944 for the year ended December 31, 2008.  Our financing activities for the year ended December 31, 2009 consisted primarily of the proceeds received from the issuance of preferred stock of $1,182,404, proceeds from notes payable of $641,000, proceeds from notes payable from related parties of $255,000, offset by $447,127 in payment of principal on notes payable, related party notes payable, and net payments on the line of credit.  The Company did pay $28,999 in dividends during the year ended December 31, 2009.

As shown below, at December 31, 2009, our contractual cash obligations totaled approximately $4,432,325, all of which consisted of operating lease obligations and debt principal repayment.

	Payments due by Period
Contractual Obligations	Less than 1 Year	1-3 years	4-5 years	More than 5 years	Total
Debt Obligations	$742,185	$277,602	$50,386	$0	$1,070,173

Operating Lease Obligations	$595,386	$1,554,109	$1,212,657	$0	$3,362,152

Total Contractual Cash Obligations	$1,337,571	$1,831,711	$1,263,043	$0	$4,432,325

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need additional financing to fund additional material capital expenditures and to fully implement its business plan in a manner that not only continues to expand the already established direct-to-consumer approach, but also allows the Company to establish a stronger brand name in all the areas which it operates, including mortgage servicing of distressed asset sectors.

There are no assurances that additional financing will be available on favorable terms, or at all.  If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures as a way to supplement the cash flows generated by operations.  The Company has a backlog of fees under contract in addition to the Company’s accounts receivable balance.  The failure to adequately fund its capital requirements could have a material adverse effect on the Company’s business, financial condition and results of operations.  Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders, and incurring additional indebtedness could involve the imposition of covenants that restrict Company operations.  Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties, via both debt and equity, to balance the Company’s cash requirements and to finance specific capital projects.

Off Balance Sheet Transactions and Related Matters

Other than operating leases discussed in Note 10 to the consolidated financial statements, there are no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk.  Our business is highly leveraged and, accordingly, is highly sensitive to fluctuations in interest rates. Any significant increase in interest rates could have a material adverse affect on our financial condition and ability to continue as a going concern.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item are included in this report in Part IV, Item 15 beginning on page F-1.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

Item 9A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the officers concluded that, as of the date of the evaluation, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Report of Management on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed by, or under the supervision of the Company’s principal executive officer and principal financial officer, to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that the Company’s transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

The Company’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework.  Based on this assessment, the Company’s management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

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

Item 9B.  OTHER INFORMATION.

None.

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

On September 30, 2009, the effective date of the Merger, the officers and directors of the Company prior to the merger resigned, with the exception of Bernard Zimmerman, who resigned as an officer and remained as a director until December 31, 2009.  Immediately following the resignations of the former directors, Mr. Zimmerman (in his capacity as the sole remaining director of GVC Venture Corp.) filled the vacancies resulting from the resignations, by electing to the Board of Directors each of Brandon C. Thompson, Paul Williams, Jimmy Mauldin, T. Craig Friesland and Richard G. Morris and the new Board of Directors elected new executive officers of the Company.   On January 1, 2010, Tony Chron, President of the Company, was elected to the Board of Directors to fill the vacancy left by Bernard Zimmerman’s departure. Set forth below is certain information regarding the persons who currently serve as directors and executive officers of the Company.

UName	UAge	UPositions with the Company
Brandon C. Thompson	30	Chairman of the Board, Chief Executive Officer and Director
Paul Williams	53	Vice Chairman of the Board, Chief Financial Officer, Treasurer, Assistant Secretary and Director
Tony J. Chron	55	President and Director
Jimmy Mauldin	60	Chief Strategy Officer and Director
T. Craig Friesland	38	Chief Legal Officer, Secretary and Director
Richard G. Morris	55	Director
Scott McGuane	47	Chief Marketing & Sales Officer

Brandon C. Thompson

Brandon C. Thompson, 30, currently serves as Chairman of the Board and Chief Executive Officer of the Company.  Mr. Thompson was a co-founder of HGI and has served as the Chairman of the Board of Directors and Chief Executive Officer of HGI since its founding in January 2007.  Commencing in March 2003, Mr. Thompson served as a Loan Officer with Morningstar Mortgage, LLC, a mortgage company, and eventually acquired the assets of that company through Halo Funding Group, LLC in February 2005, which was ultimately consolidated into HGI in January 2007. Following this acquisition, Mr. Thompson founded and has served as Chairman, President, and Chief Executive Officer of Halo Credit Solutions, LLC, Halo Debt Solutions, Inc., and Halo Group Consulting, Inc.  In January 2007, upon the founding of HGI, Mr. Thompson contributed his interest in these companies, as well as his interest in Halo Funding Group, LLC (currently named Halo Group Mortgage, LLC), to HGI.  The breadth of Mr. Thompson’s entrepreneurial and consumer services experience led the Board of Directors to believe this individual is qualified to serve as a director of the Company.  Mr. Thompson was nominated for the Ernst & Young Entrepreneur of the Year Award, has served on the advisory board of Independent Bank of Texas. Mr. Thompson graduated from Abilene Christian University with a degree in Finance.

Paul Williams

            Paul Williams, 53, currently serves as Vice Chairman of the Board, Chief Financial Officer, Treasurer and Assistant Secretary of the Company.  Mr. Williams was a co-founder of HGI, has served as Vice Chairman of the Board, Chief Financial Officer and Treasurer of HGI since its founding in January 2007 and as Assistant Secretary since late September 2009.  Mr. Williams has over 30 years of business experience primarily in the capital markets and mergers and acquisitions.  Since October 2007, Mr. Williams has also served as an executive officer for Bison Financial Group, Inc., a business development company, and as an executive officer for Blue Star Equities, Inc., a capital markets company, since September 2007. From November 1999 to the present, Mr. Williams has also served as the managing member of Lincoln America Investments, LLC, a real estate and equity investment company.  From January 15, 2006 to March 12, 2008, Mr. Williams served as an officer and director of NeXplore Corporation.  In June 2007, NeXplore and its executive team received an administrative order from the Arkansas Securities Department, suspending their ability to offer or sell securities in the state.  Mr. Williams has previously served three terms on the Board of the Texas Economic Development Council in Austin, and presently serves on the Board of the Chamber of Commerce in Frisco, Texas.  Mr. Williams graduated from Austin College in Sherman, Texas with a double-major in Economics and Business Administration.  He also graduated from the Institute of Organization Management, affiliated with the U.S. Chamber of Commerce.  The breadth of Mr. Williams’ entrepreneurial and financial services experience led the Board of Directors to believe this individual is qualified to serve as a director of the Company.

Tony J. Chron

Tony J. Chron, 55, joined the Company in late September 2009 as its President.  Mr. Chron brings to the Company over 33 years of business experience in both public and private companies.  From 1997 to September 2009, Mr. Chron was a Senior Partner with Trademark Property Company, a major mixed-use and retail developer, and served in various executive capacities including, most recently, as Chief Operating Officer and Executive Vice President.  Mr. Chron also served on Trademark Property’s Executive Committee.  From 1986-1992 Mr. Chron served as Associate Corporate Counsel and Director of Real Estate and Property Management for Pier 1 Imports, Inc., a specialty retailer.  In 1992, following Pier 1 Imports’ purchase of Sunbelt Nursery Group, Inc., Mr. Chron served as General Counsel and Vice-President of Real Estate for Sunbelt, a specialty nursery retailer, and following the purchase by Frank’s Nursery & Crafts, Inc. of a 49% interest in Sunbelt, as Vice President of Store Development for Frank’s, a specialty retailer, where he remained until 1994.  From 1994 until 1997 Mr. Chron served as Vice President of Real Estate and Real Estate Legal for Michael Stores, Inc., a specialty retailer.  Mr. Chron earned a Doctor of Jurisprudence degree from South Texas College of Law in 1983.  He also has a BS degree from Abilene Christian University.  Mr. Chron has been a licensed attorney in the State of Texas for more than twenty-six years.  The breadth of Mr. Chron’s professional and legal experience led the Board of Directors to believe this individual is qualified to serve as a director of the Company.

Jimmy Mauldin

Jimmy Mauldin, 60, currently serves as Chief Strategy Officer of the Company.  Mr. Mauldin was a co-founder of HGI, has served in various capacities with HGI, including as President, Director, and Chief Strategy Officer, since its founding in January 2007.  Mr. Mauldin joined the company which is currently named Halo Credit Solutions, LLC in June of 2005.  In 2002, Mauldin founded Fund America Now, LLC, a national fund-raising company, and served as Chairman, President, and Chief Executive Officer.  He also established and serves as a director for the Halo Institute for Financial Education, a Section 501(c)(3) nonprofit corporation.  The breadth of Mr. Mauldin’s entrepreneurial experience led the Board of Directors to believe this individual is qualified to serve as a director of the Company.

T. Craig Friesland

T. Craig Friesland, 38, currently serves as Chief Legal Officer and Secretary of the Company.  Mr. Friesland was a co-founder of HGI and has served as a Director and Chief Legal Officer since its inception in January 2007.  He also practices law in his own firm, Law Offices of T. Craig Friesland, founded in January 2005.  Prior to establishing his own firm, Mr. Friesland practiced law with Haynes and Boone, LLP, one of the largest law firms in Texas, from September 1998 through December 2004.  Mr. Friesland earned his law degree at Baylor University School of Law in 1998.  He also has a Master of Business Administration degree from Baylor University and a Bachelor of Business Administration degree in Finance from The University of Texas at Austin.  Mr. Friesland was admitted to the State Bar of Texas in 1998.  The breadth of Mr. Friesland’s professional legal experience led the Board of Directors to believe this individual is qualified to serve as a director of the Company.

Richard G. Morris

Richard G. Morris, 55, currently serves as a Director of the Company.  Mr. Morris was a co-founder of HGI, and has served as a Director since its inception in January 2007.  Prior to joining the Company, he served in various positions with United Parcel Service from 1976 until March 2002, most recently, from January 2001 to March 2002 as one of its three District Operations Managers.  In that role, Mr. Morris was responsible for 5,400 employees, a staff of 18 senior managers, a monthly operating budget of approximately $28 million, and revenues in excess of $35 million.  After departing UPS, in July 2002, Mr. Morris became the principal owner of Rammco Distributors, Incorporated, an equipment rental company which he still owns.  In July 2004, Mr. Morris co-founded Blue River Development, Inc., a real estate investment and development company, and is currently the sole owner and operator of this company.  In August 2008, Mr. Morris acquired Port City, Inc., a plastics manufacturing company which Mr. Morris also currently owns and operates.  The breadth of Mr. Morris’ entrepreneurial, managerial and operational experience led the Board of Directors to believe this individual is qualified to serve as a director of the Company.

Scott McGuane

Scott McGuane, 47, currently serves as Chief Marketing and Sales Officer of the Company.  Mr. McGuane joined the Company in January 2009 as its President and in late September 2009 ceded that position to Mr. Tony Chron and assumed the role of Chief Marketing & Sales Officer.  Mr. McGuane brings to the Company more than twenty years of experience in financial services; retail lending and residential mortgage lending.  Prior to joining the Company, Mr. McGuane served as Executive Vice President and Head of Retail Lending for Accredited Home Lenders, Inc., a residential mortgage lender, from July 2008 to January 2009, as Senior Vice President and Director of Retail Lending for Bear Stearns, a broker dealer, from April 2006 to July 2008, and as Senior Vice President and Managing Director of Retail Mortgage Lending for CitiFinancial Mortgage Co., an indirect subsidiary of Citigroup, from November 2002 to April 2006.  Prior to joining the Company, Mr. McGuane provided consulting for strategic planning, mergers and acquisitions, process reengineering and change management across a wide range of industries, including start-up ventures, non-profits, banking, telecommunications, energy and public utilities.  He has successfully managed lead system development, licensing, operational responsibilities, and marketing efforts such as branding, point-of-sale, branch offices, online, direct mail, and telemarketing.  Mr. McGuane received his Master of Business Administration at Southern Methodist University and a Bachelor of Science from Central Washington University.

There are no family relationships among those serving as executive officers or directors of the Company, except that Jimmy Mauldin is Mr. Thompson’s father-in-law and Tony Chron is Mr. Thompson’s uncle.  There are no arrangements or other understandings between any of the Company’s directors or officers or any other person pursuant to which any new officer or director was or is to be selected as an officer or director.

The directors will serve in such capacity until the Company’s next annual meeting of stockholders.  Our Restated Certificate of Incorporation provides that our Board of Directors shall (exclusive of the number of directors any series of preferred stock may have the right to elect as a separate class) consist of a minimum of three and a maximum of twelve directors, as determined by the Board.    Officers serve at the pleasure of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires officers, directors and persons who beneficially own more than 10% of a class of our equity securities registered under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during fiscal year 2009 and Forms 5 and amendments thereto furnished to us with respect to fiscal year 2009, or written representations that Form 5 was not required for fiscal year 2009, we believe that all Section 16(a) filing requirements applicable to each of our officers, directors and greater-than-ten percent stockholders were fulfilled in a timely manner.  We have notified all known beneficial owners of more than 10% of our common stock of their requirement to file ownership reports with the Securities and Exchange Commission.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial, and accounting officers.

No Committees of the Board of Directors; No Financial Expert

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee “financial expert”.  At present, our entire Board of Directors acts as our audit committee.  None of the members of our Board of Directors meets the definition of “audit committee financial expert” as defined in Item 407(d) of Regulation S-K promulgated by the Securities and Exchange Commission.  We have not retained an audit committee financial expert because we do not believe that we can do so without undue cost and expense.  Moreover, we believe that the present members of our Board of Directors, taken as a whole, have sufficient knowledge and experience in financial affairs to effectively perform their duties.

Item 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The particulars of compensation paid to the following persons during the fiscal period ended December 31, 2009 and 2008 are set out in the summary compensation table below:

•	our Chief Executive Officer (Principal Executive Officer);
•	our Chief Financial Officer (Principal Financial Officer);
•
each of our three most highly compensated executive officers, other than the Principal Executive Officer and the Principal Financial Officer, who were serving as executive officers at the end of the fiscal year ended December 31, 2009; and

•
up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended December 31, 2009;

(collectively, the “ Named Executive Officers ”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Brandon C. Thompson, CEO	2009	$151,632	-0-	-0-	-0-	$151,632
Paul Williams, CFO	2009	$154,159	-0-	-0-	-0-	$154,159
Scott McGuane, CM&SO	2009	$126,228	-0-	$625,210	-0-	$751,438
Jimmy Mauldin, CSO	2009	$118,872	-0-	-0-	-0-	$118,872
Tony J. Chron, President	2009	$44,167	-0-	$85,939	-0-	$130,106

Summary Compensation

The Company has no employment agreements with any of its Directors or executive officers.

For the fiscal year ended December 31, 2009 no outstanding stock options or other equity-based awards were repriced or otherwise materially modified.  No stock appreciation rights have been granted to any of our Directors or executive officers and none of our Directors or executive officers exercised any stock options or stock appreciation rights.  There are no non-equity incentive plan agreements with any of our Directors or executive officers.

Mr. McGuane was granted two separate stock option awards in January and August 2009, for the purchase of 500,000 shares and 250,000 shares, respectively.  Both stock option awards were granted pursuant to the HGI 2007 Stock Plan and have a standard 2 year vesting period.  The Grant Date Fair Value of the options was $410,140 and $215,070, respectively, calculated at $.082 and $0.86 per share, respectively.  During the year ended December 31, 2009, options for 125,000 shares vested, creating a stock compensation expense of $102,535.

Mr. Chron was granted a stock option award in July, 2009 for the purchase of 100,000 shares.  This stock option award was granted pursuant to the HGI 2007 Stock Plan and has a standard 2 year vesting period.  The Grant Date Fair Value of the options was $85,939, calculated at $0.86 per share.  During the year ended December 31, 2009, none of such options vested and accordingly there was no related stock compensation expense.

Outstanding Equity Awards

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Brandon C. Thompson, CEO	0	0	0	0	0	0	0	0	0
Paul Williams, CFO	0	0	0	0	0	0	0	0	0
Scott McGuane, CM&SO	125,000	0	625,000	$0.94-$1.59	01/26/2014 08/21/2014	0	0	0	0
Jimmy Mauldin, CSO	0	0	0	0	0	0	0	0	0
Tony Chron, President	0	0	100,000	$1.59	07/16/2014	0	0	0	0

Compensation of Directors

For the fiscal year ended December 31, 2009 and prior to the Merger, the Company’s directors received no compensation for their services as directors. Halo has not established any standard arrangements pursuant to which directors have been compensated for their services, although all directors are reimbursed for out-of-pocket expenses, including those incurred in connection with attendance at Board of Directors meetings.  The Company may establish a compensation plan for its directors in the future.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are no employment or other contracts or arrangements with officers or Directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, Directors or consultants that would result from the resignation, retirement or any other termination of such Directors, officers or consultants. There are no arrangements for Directors, officers, employees or consultants that would result from a change-in-control.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership, as of March 10, 2010 of the Company’s common stock, which is the Company’s only outstanding class of voting securities, and the voting power resulting from such beneficial ownership, by

•	each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock;
•	each director of the Company;
•	each executive officer of the Company; and
•	all directors and executive officers of the Company as a group.

UBeneficial Owner (1)	Amount and Nature of Beneficial UOwnership	Percent Uof Class (3)
Brandon C. Thompson (2)	20,551,109	48.7%
Jimmy Mauldin(2)	9,014,487	21.3%
Paul Williams(2)	4,500,243	10.7%
T. Craig Friesland(2)	2,250,122	5.3%
Richard G. Morris(2)	2,069,447 (4)	4.9%
Tony J. Chron (2)	1,208,177 (5)	2.9%
Scott McGuane (2)	312,517 (6)	*
Directors and executive officers as a group (seven persons)	39,906,102 (7)	95.0%

(1)   We understand that, except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable to that owner.

(2)   The address for each such beneficial owner is Suite 500, 700 Central Expressway South, Allen, Texas 75013.

(3)   Asterisk indicates that the percentage is less than one percent.

(4)   Includes (a) 3,822 shares of the Company’s Series Z preferred stock (172,009 shares of the Company’s common stock into which such Series Z preferred stock will be convertible) issuable upon exercise of HGI stock options and (b) 3,194 shares of the Company’s Series Z preferred stock (143,758 shares of the Company’s common stock into which such Series Z preferred stock will be convertible) issuable upon conversion of HGI preferred stock.

(5)   Includes (a) 978 shares of the Company’s Series Z preferred stock (44,002 shares of the Company’s common stock into which such Series Z preferred stock is convertible) issuable upon conversion of HGI preferred stock and (b) 556 shares of the Company’s Series Z preferred stock (25,001 shares of the Company’s common stock into which such Series Z preferred stock will be convertible) issuable upon exercise of HGI stock options.

(6)   Represents shares issuable upon exercise of HGI stock options.

(7)   Includes (a) 11,322 shares of the Company’s Series Z preferred stock (509500 shares of the Company’s common stock into which such Series Z preferred stock will be convertible) issuable upon exercise of HGI stock options and (b) 3,194 shares of the Company’s Series Z preferred stock (143,758 shares of the Company’s common stock into which such Series Z preferred stock will be convertible) issuable upon conversion of HGI preferred stock.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our Company.

Securities authorized for issuance under equity compensation plans

The following table provides information as of the end of the most recently completed fiscal year, with respect to Company compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information
	A(1)	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	2,827,623(2)	$0.66	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	2,827,623	$0.66	-0-

(1)	As a consequence of the Merger, outstanding options as to 1,794,422 of the Company’s shares vested.
(2)	Includes 2,827,623 shares subject to stock options under the HGI 2007 Stock Plan.

Following is a brief description of the material features of each compensation plan under which equity securities of the Company are authorized for issuance, which was adopted without the approval of the Company security holders:

Prior to the Merger, HGI granted stock options to certain employees and contractors under the HGI 2007 Stock Plan.  Pursuant to the terms of the Merger and the terms of the HGI 2007 Stock Plan, the Company’s common stock will be issued upon the exercise of the HGI stock options.  At December 31, 2009, pursuant to the terms of the Merger Agreement, all options available for issuance under the HGI 2007 Stock Plan have been forfeited and consequently the Company has no additional shares subject to options or stock purchase rights available for issuance under the HGI 2007 Stock Plan.  Currently outstanding options under the 2007 Stock Plan vest over a period no greater than two years, are contingently exercisable upon the occurrence of specified events as defined by the option agreements, and expire upon termination of employment or five years from the date of grant.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons, Promoters and Certain Control Persons

Since the beginning of the fiscal year January 1, 2009 and except as disclosed below, none of the following persons has had any direct or indirect material interest in any transaction to which the Company  was or is a party, or in any proposed transaction to which the Company proposes to be a party:

•	any director or officer of the Company;

•	any proposed director of officer of the Company;

•	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the Company’s common stock; or

•	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

The Company is indebted to Brandon C. Thompson, Chairman of the Board of Directors, Chief Executive Officer and a director of the Company, in the aggregate amount of $209,000, which amount is evidenced by promissory notes in the original principal amounts of $149,000, $40,000 and $20,000, respectively.  Each of such notes carries an interest rate of 8%.  As of December 31, 2009, an aggregate amount of $209,000 was outstanding on these notes.  The aggregate amount of interest paid by the Company on this indebtedness during the fiscal year ended December 31, 2009 was $21,150.

The Company is indebted to Jimmy Mauldin, Chief Strategy Officer and a director of Halo, in the aggregate amount of $149,000, which amount is evidenced by promissory notes in the original principal amounts of $99,000, $15,000, $20,000 and $15,000, respectively.  Each of such notes carries an interest rate of 8% with the exception of the last $15,000 note which carries an interest rate of 0.71%.  As of December 31, 2009, an aggregate amount of $134,000 was outstanding on these notes.  The aggregate amount of interest paid by the Company on this indebtedness during the fiscal year ended December 31, 2009 was $5,570.

Director Independence; Board Leadership Structure

The Company’s common stock is quoted through the OTC Bulletin Board System.  For purposes of determining whether members of the Company’s Board of Directors are “independent,” the Company’s Board utilizes the standards set forth in the NASDAQ Stock Market Marketplace Rules.  At present, the Company’s entire Board serves as its Audit, Compensation and Nominating Committees.  The Company’s Board of Directors has determined that, of the Company’s present directors, Richard G. Morris, constituting one of the six members of the Board, is an “independent director,” as defined under NASDAQ’s Marketplace Rules, for purposes of qualifying as independent members of the Board and an Audit, Compensation and Nominating Committee of the Board, but that Brandon C. Thompson, Paul Williams, Jimmy Mauldin, Tony J. Chron, and T. Craig Friesland are not “independent directors” since they serve as executive officers of the Company.  In reaching its conclusion, the Board determined that Mr. Morris does not have a relationship with the Company that, in the Board’s opinion, would interfere with his exercise of independent judgment in carrying out the responsibilities of a director, nor does Mr. Morris have any of the specific relationships set forth in NASDAQ’s Marketplace Rules that would disqualify him from being considered an independent director.

Since the effective date of the Merger, the Company has not changed the structure of its Board of Directors and currently, Mr. Brandon C. Thompson serves as both Chairman of the Board and Chief Executive Officer.  As noted above, Mr. Richard G. Morris is the sole independent director and, as a recent addition to the Board of Directors, Mr. Morris has not taken on any supplemental role in his capacity as director.  It is anticipated that additional independent directors will be added to the Board, however, the Company’s Board of Directors has not set a timetable for such action.

In light of the recent change in the Company’s business (following the Merger), the Company’s Board of Directors is of the view that the current leadership structure is suitable for the Company at its present stage of development, and that the interests of the Company are best served by the combination of the roles of Chairman of the Board and Chief Executive Officer.

As a matter of regular practice, and as part of its oversight function, the Company’s Board of Directors undertakes a review of the significant risks in respect of the Company’s business.  Such review is conducted in concert with the Company’s in-house legal staff, and is supplemented as necessary by outside professionals with expertise in substantive areas germane to the Company’s business.  With the Company’s current governance structure, the Company’s Board of Directors and senior executives are, by and large, the same individuals, and consequently, there is not a significant division of oversight and operational responsibilities in managing the material risks facing the Company.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following information summarizes the fees billed to us by Montgomery Coscia Greilich LLP for professional services rendered for the fiscal year ended December 31, 2009 and by KBA Group LLP for services rendered for the fiscal year ended December 31, 2008.

UAudit FeesU .   Fees billed for audit services by Montgomery Coscia Greilich L.L.P. were $33,937 in fiscal year 2009. Fees billed for audit services by KBA Group LLP were $35,000 in fiscal year 2009 related to the audit for the year ended December 31, 2008. Audit fees include fees associated with the annual audit and the reviews of the Company’s quarterly reports on Form 10-Q, and other SEC filings.

UAudit-Related FeesU .   The Company did not pay any audit-related service fees to Montgomery Coscia Greilich L.L.P. or KBA Group LLP, other than the fees described above, for services rendered during fiscal year 2009 or 2008.

UTax FeesU .   Fees billed for tax compliance by Montgomery Coscia Greilich L.L.P. were $6,896 in fiscal year 2009.  The Company did not pay and tax fees to KBA Group LLP for services rendered during fiscal year 2009 or 2008.

UAll Other FeesU .  Other Fees billed by Montgomery Coscia Greilich L.L.P. were $2,286 in fiscal year 2009.  The Company was not billed for fees for any other services by KBA Group LLP not described above in fiscal year 2009 or 2008.

Consistent with SEC policies regarding auditor independence, the audit committee has responsibility for appointing, setting compensation, approving and overseeing the work of the independent auditor.  In recognition of this responsibility, the audit committee pre-approves all audit and permissible non-audit services provided by the independent auditor.  The Board of Directors serves as the audit committee for the Company.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements and financial statement schedules

(1)  and  (2) The financial statements and financial statement schedules required to be filed as part of this report are set forth in Item 8 of Part II of this report.

(3)  Exhibits. See Item 15(b) below.

(b)  Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of September 17, 2009, by and among Halo Group, Inc., GVC Venture Corp. and GVC Merger Corp. (filed as Exhibit 2.1 to Form 8-K filed with the Commission on September 17, 2009, and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of GVC Venture Corp. changing the name of the Company to Halo Companies, Inc., filed with the Secretary of State of the State of Delaware on December 11, 2009 (filed as Exhibit 3.1 to Form 8-K filed with the Commission on December 15, 2009, and incorporated herein by reference).

3.2	Amendment to Restated Certificate of Incorporation of Halo Companies, Inc., filed with the Secretary of State of the State of Delaware on December 11, 2009 (filed as Exhibit 3.2 to Form 8-K filed with the Commission on December 15, 2009, and incorporated herein by reference).

3.3	Amended By-Laws of Halo Companies, Inc., as amended through December 11, 2009 (filed as Exhibit 3.3 to Form 8-K filed with the Commission on December 15, 2009, and incorporated herein by reference).

21.1	List of subsidiaries

31.1	Sarbanes-Oxley Section 302(a) Certification of Brandon C. Thompson

31.2	Sarbanes-Oxley Section 302(a) Certification of Paul Williams

32.1	Sarbanes-Oxley Section 906 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2010	By:	/s/ Brandon Cade Thompson
Brandon Cade Thompson
Chief Executive Officer
(Principal Executive Officer)

Date: March 24, 2010	By:	/s/ Paul Williams
Paul Williams
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	CCapacity	Date

/s/ Brandon Cade ThompsonU
Brandon Cade Thompson	Chairman, CEO, Director	March 24, 2010

/s/ Paul Williams
Paul Williams	Vice Chairman, CFO, Director	March 24, 2010

/s/ Tony ChronU
Tony Chron	President, Director	March 24, 2010

/s/ Jimmy Mauldin
Jimmy Mauldin	Chief Strategy Officer, Director	March 24, 2010

/s/ T Craig Friesland
T Craig Friesland	Chief Legal Officer, Director	March 24, 2010

/s/ Richard Morris
Richard Morris	Director	March 24, 2010

UU

HALO COMPANIES, INC.
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

The following consolidated financial statements of the Company are contained in this Report on the pages indicated:

INDEX
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Halo Companies, Inc.

We have audited the accompanying consolidated balance sheet of Halo Companies, Inc. as of December 31, 2009, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended. Halo Companies, Inc. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Halo Companies, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Halo Companies, Inc. will continue as a going concern.  As discussed in Note 3 to the financial statements, Halo Companies, Inc. has incurred losses since its inception and has not yet established profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ MONTGOMERY COSCIA GREILICH LLP
Montgomery Coscia Greilich LLP
Plano, Texas
March 24, 2010

INDEX
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of
Halo Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Halo Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in material respects, the financial position of Halo Group, Inc. and Subsidiaries as of December 31, 2008 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KBA GROUP LLP
KBA Group LLP
Dallas, Texas
March 24, 2009

INDEX
Halo Companies, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$86,090	$180,349
Restricted Cash	193,130	250,842
Trade accounts receivable, net of allowance for doubtful
accounts of $207,074 and $90,767, respectively	2,194,068	1,075,976
Prepaid expenses and other assets	180,974	33,608
Total current assets	2,654,262	1,540,775

PROPERTY, EQUIPMENT AND SOFTWARE, net	420,578	222,471

DEPOSITS	32,664	32,664

TOTAL ASSETS	3,107,504	1,795,910

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Lines of credit	$250,000	$373,300
Accounts payable	141,796	48,264
Accrued liabilities (including $30,499 and
$31,113 to related parties, respectively)	259,462	184,421
Dividends payable	-	6,870
Deferred revenue	36,840	23,584
Amounts due to related party	-	6,171
Current portion of notes payable to related parties	494,615	498,000
Current portion of notes payable	247,570	-
Total current liabilities	1,430,283	1,140,610

NOTES PAYABLE, LESS CURRENT PORTION	281,847	-
NOTES PAYABLE TO RELATED PARTY, LESS CURRENT PORTION	46,141	-
DEFERRED RENT	187,039	123,989
Total liabilities	1,945,310	1,264,599

SHAREHOLDERS' EQUITY
Series Z Convertible Preferred Stock, par value $0.01 per share; 103,219 shares
authorized; 0 shares issued and outstanding at December 31, 2009	-	-
Preferred Stock, par value $0.001 per share; 896,781 shares
authorized; 0 shares issued and outstanding at December 31, 2009	-	-
Halo Group, Inc. Preferred stock, par value $0.001 per share; 2,000,000 shares authorized
Series A Convertible Preferred Stock;
500,000 shares issued and outstanding at December 31, 2009
liquidation preference of $771,145	500	500
Series B Convertible Preferred Stock;
500,000 shares issued and outstanding at December 31, 2009
liquidation preference of $1,014,523	500	90
Series C Convertible Preferred Stock;
152,000 shares issued and outstanding at December 31, 2009
liquidation preference of $380,000	152	-
Common stock, par value $0.001 per share; 375,000,000 and 45,000,000 shares authorized; 42,232,437 and 40,056,000 shares issued and
outstanding at December 31, 2009 and 2008, respectively	42,232	40,056
Additional paid-in capital	3,839,952	1,265,738
Accumulated deficit	(2,671,031)	(775,073)
Total shareholders' equity	1,212,305	531,311
NONCONTROLLING INTEREST	(50,111)	-
Total shareholders' equity	1,162,194	531,311
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,107,504	$1,795,910

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2009	2008

REVENUE (including $0 and $7,500 from related parties, respectively)	$9,113,956	$4,986,496

OPERATING EXPENSES
Sales and marketing expenses	1,385,389	776,790
General and administrative expenses (including $69,625 and
$91,178 to related parties, respectively)	3,265,678	1,665,058
Salary, wages, and benefits (including $1,399,823 and $0
of stock-based compensation)	6,325,986	2,630,906
Total operating expenses	10,977,053	5,072,754

OPERATING LOSS	(1,863,097)	(86,258)

OTHER INCOME (EXPENSE)
Other income	74,577	-
Interest expense (including $50,088 and $35,787
to related parties, respectively)	(91,167)	(37,227)
Net loss from operations, before income tax provision	(1,879,687)	(123,485)

INCOME TAX PROVISION	66,382	-

NET LOSS	(1,946,069)	(123,485)

Loss attributable to the noncontrolling interest	50,111	-

NET LOSS ATTRIBUTABLE TO HALO COMPANIES, INC.	$(1,895,958)	$(123,485)

Earning per share:
Basic & Diluted	$(0.046)	$(0.003)

Weighted Average Shares Outstanding
Basic & Diluted	41,144,219	40,056,000

The accompanying notes are an integral part of these consolidated financial statements.

INDEX
Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2009 and 2008

	Halo Companies, Inc. Common Stock		Halo Companies, Inc. Series Z Convertible Preferred Stock		Halo Group, Inc. Series A Convertible Preferred Stock		Halo Group, Inc. Series B Convertible Preferred Stock		Halo Group, Inc. Series C Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2007	40,056,000	$40,056	-	-	169,335	$169	-	$-	-	$-	$611,046	$(651,588)	$-	$(317)

Issuance of Series A Convertible Preferred Stock for cash	-	-	-	-	330,665	331	-	-	-	-	495,667	-	-	495,998

Issuance of Series B Convertible Preferred Stock for cash	-	-	-	-	-	-	87,500	88	-	-	174,912	-	-	175,000

Dividends declared	-	-	-	-	-	-	-	-	-	-	(20,705)	-	-	(20,705)

Issuance of Series B Convertible Preferred Stock as payment of dividends	-	-	-	-	-	-	2,410	2	-	-	4,818	-	-	4,820

Net loss	-	-	-	-	-	-	-	-	-	-	-	(123,485)	-	(123,485)

Balance at December 31, 2008	40,056,000	40,056	-	-	500,000	500	89,910	90	-	-	1,265,738	(775,073)	-	531,311

Issuance of Common Stock (FN 12)	134,035	134	-	-	-	-	-	-	-	-	212,982	-	-	213,116

Issuance of Series B Convertible Preferred Stock for cash	-	-	-	-	-	-	401,202	401	-	-	802,003	-	-	802,404

Issuance of Series B Convertible Preferred Stock as dividend reinvestment	-	-	-	-	-	-	8,888	9	-	-	17,767	-	-	17,776

Issuance of Series C Convertible Preferred Stock for cash	-	-	-	-	-	-	-	-	152,000	152	379,848	-	-	380,000

Issuance of Common Stock shares as payment of discretionary dividend (FN 12)	165,094	165	-	-	-	-	-	-	-	-	(165)	-	-	-

Dividends declared	-	-	-	-	-	-	-	-	-	-	(39,905)	-	-	(39,905)

Issuance of Halo Companies, Inc. Common Stock pursuant to the merger agreement (FN 12)	1,877,308	1,877	-	-	-	-	-	-	-	-	(198,139)	-	-	(196,262)

Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	1,399,823	-	-	1,399,823

Net loss attributable to Halo Companies, Inc.	-	-	-	-	-	-	-	-	-	-	-	(1,895,958)	-	(1,895,958)

Allocation of loss to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	-	-	(50,111)	(50,111)

Balance at December 31, 2009	42,232,437	$42,232	-	$-	500,000	$500	500,000	$500	152,000	$152	$3,839,952	$(2,671,031)	$(50,111)	$1,162,194

The accompanying notes are an integral part of these consolidated financial statements.

INDEX
Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2009	December 31, 2008
CASH FLOWS FROM OPERATIONS

Net loss	$(1,895,958)	$(123,485)
Adjustments to reconcile net income to net cash
used in operating activities
Depreciation and amortization	71,052	45,734
Bad debt expense	1,640,659	558,715
Stock based compensation	1,399,823	-
Noncontrolling interest	(50,111)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,758,751)	(1,377,276)
Restricted cash	57,712	(167,923)
Prepaid expenses and other current assets	65,750	(10,625)
Deposits	-	(9,468)
Accounts payable	(136,468)	17,489
Accrued liabilities	75,041	128,595
Deferred rent	63,050	123,989
Deferred revenue	13,256	23,584
Net cash used in operating activities	(1,454,945)	(790,671)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired at merger	33,738	-
Purchases of property and equipment	(269,159)	(211,450)
Net cash used in investing activities	(235,421)	(211,450)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from issuance of preferred stock	1,182,404	670,998
Net payments on lines of credit	(123,300)	302,237
Proceeds from notes payable	641,000	-
Principal payments on notes payable	(111,583)	(24,369)
Proceeds from notes payable to related parties	255,000	212,000
Principal payments on notes payable to related parties	(212,244)	(22,002)
Payments made to related parties	(6,171)	(905)
Dividends paid to shareholders	(28,999)	(9,015)
Net cash provided by financing activities	1,596,107	1,128,944

Net (decrease) increase in cash and cash equivalents	(94,259)	126,823

CASH AND CASH EQUIVALENTS, beginning of period	180,349	53,526

CASH AND CASH EQUIVALENTS, ending of period	$86,090	$180,349

SUPPLEMENTAL INFORMATION
Cash paid for interest	$89,128	$36,142
Cash paid for taxes - Texas Franchise Tax	$23,568	$-

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

Halo Companies, Inc.
Notes To Consolidated Financial Statements
December 31, 2009

NOTE 1.  ORGANIZATION AND RECENT DEVELOPMENTS

UMerger

Halo Companies, Inc. (“Halo” or the “Company”) was incorporated under the laws of the State of Delaware on December 9, 1986.  Its principal executive offices are located at One Allen Center, 700 Central Expy South, Suite 500, Allen, Texas 75013 and its telephone number is 214-644-0065.

Pursuant to an Agreement and Plan of Merger dated September 17, 2009 (the “Merger Agreement”), by and among GVC Venture Corp., a Delaware corporation, together with its subsidiaries, GVC Merger Corp., a Texas corporation and wholly owned subsidiary of the Company and Halo Group, Inc., a Texas corporation “HGI”), GVC Merger Corp. merged with and into HGI, with HGI remaining as the surviving corporation and becoming a subsidiary of the Company (the “Merger”).  The Merger was effective as of September 30, 2009, upon the filing of a certificate of merger with the Texas Secretary of State.   The Company subsequently filed a restated Certificate of Incorporation effective December 11, 2009 which, among other things, effected a name change from GVC Venture Corp. to Halo Companies, Inc.

Pursuant to the terms of the Merger Agreement, upon the conversion of all HGI preferred stock and the exercise of all presently outstanding HGI stock options, former HGI common stockholders, preferred stockholders and option holders own approximately 44,527,202 shares, or 95.96%, of the Company’s common stock and pre-Merger Company stockholders own 1,875,101 shares, or 4.04%, of the Company’s common stock.

Immediately following the Merger, and pursuant to the terms of the Merger Agreement, the former officers and directors of the Company resigned with the exception of Mr. Zimmerman, who, acting in his capacity as the sole director, elected Brandon C. Thompson, Paul Williams, Jimmy Mauldin, T. Craig Friesland and Richard G. Morris to the Company’s Board of Directors.

For accounting purposes, the Merger has been accounted for as a reverse acquisition, with HGI as the accounting acquirer (legal acquiree).  On the effective date of the Merger, HGI’s business became the business of the Company.  Unless otherwise provided in footnotes, all references from this point forward in this Report to “we,” “us,” “our company,” “our,” or the “Company” refer to the combined Halo Companies, Inc. entity, together with its subsidiaries.

As of December 31, 2009, the Company awaited regulatory approval from the Financial Industry Regulatory Authority (FINRA) in regards to the following corporate actions, in compliance with listing requirements of the Over the Counter Bulletin Board (OTCBB) (a) reverse split, (b) name change, and (c) new stock symbol.  The regulatory approval was granted on February 24, 2010 with an effective date of February 25, 2010.  Also on December 31, 2009, Bernard Zimmerman resigned from the Board of Directors of the Company.   On January 1, 2010, Tony Chron, President of the Company, was elected to the Board of Directors to fill the vacancy left by Bernard Zimmerman’s departure.

UNature of Business

HGI was formed on January 25, 2007 and through its wholly-owned subsidiaries Halo Debt Solutions, Inc. (“HDS”), Halo Group Mortgage, LLC (“HGM”), Halo Group Realty, LLC (“HGR”), Halo Credit Solutions, LLC (“HCS”), Halo Benefits, Inc. (“HBI”), previously doing business as Halo Group Consulting, Inc. (HGC), Halo Loan Modification Services, LLC (“HLMS”), Halo Select Insurance Services, LLC (“HSIS”), Halo Financial Services, LLC (“HFS”), and Halo Portfolio Advisors, LLC (HPA), provides debt settlement, mortgage brokerage, real estate brokerage, credit restoration, association benefit services, loan modification services, insurance brokerage, and financial education to customers throughout the United States.  HPA exists to market all of the Company’s operations into turnkey solutions for strategic business to business opportunities with major debt servicers and lenders.  The Company’s corporate office is located in Allen, Texas.

INDEX

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements as of December 31, 2009 and 2008 include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Certain balances have been reclassified in prior period to be consistent with current year presentation.

URevenue Recognition and Accounts Receivable

The Company generally recognizes revenue in the period in which services are provided.  HDS recognizes its revenue over the average service period, defined as the average length of time it takes to receive a contractually obligated settlement offer from each creditor, calculated on the entire HDS client base, currently eight months.  The service being provided for each client is evaluated at an individual creditor level, thus the revenue recognition period estimate is calculated at an individual creditor level.  The estimate is derived by comparing the weighted average length of time from when the creditor was enrolled with HDS to the time HDS received a contractually obligated settlement offer, per creditor, on all accounts since the inception of HDS to the weighted average length of time all other creditors that are currently enrolled at the time of the estimate that have not received a contractually obligated settlement offer. This dual approach ensures a holistic representation of the service period. There are several factors that can affect the average service period, including economic conditions, number of clients enrolled, operational efficiencies, the time of year, and creditor dispositions.  Therefore, the average service period is analyzed on a quarterly basis ensuring an accurate revenue recognition period estimate.  In the event that the average service period estimate changes, HDS will prospectively reamortize the remaining revenue to be recognized on current clients and recognize all future revenue pursuant to the new estimate.  Provisions for discounts, refunds and bad debt are provided over the period the related revenue is recognized. Cash receipts from customers in advance of revenue recognized are recorded as deferred revenue.

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

HDS receivables represent 99.5% of total accounts receivable at December 31, 2009.

UNet Loss Per Common Share

Basic net income per share is computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding during the period (denominator).  Diluted net income per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period.  At December 31, 2009 and 2008, there were 3,136,694 and 703,397 shares, respectively, underlying potentially dilutive convertible preferred stock and stock options outstanding.  These shares were not included in weighted average shares outstanding for the period ending December 31, 2009 because their effect is anti-dilutive due to the Company’s reported net loss.

UUse of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.  Significant estimates include the company’s revenue recognition method and valuation of equity based compensation.

INDEX
U

Principles of Consolidation

The consolidated financial statements of the Company for the year ended December 31, 2009 include the combined financial results of HCI, HGI, HCS, HDS, HGM, HGR, HBI, HLMS, HSIS, HCIS, HFS, and HPA.  All significant intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements of the Company for the year ended December 31, 2008 include the combined financial results of HGI, HCS, HDS, HGM, HGR, and HBI.  All significant intercompany transactions and balances have been eliminated in consolidation.

UCash and Cash Equivalents

The Company considers all liquid investments with a maturity of 90 days or less to be cash equivalents.

URestricted Cash

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

UProperty and Equipment

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

UInternally Developed Software

Internally developed legacy application software consisting of database, customer relations management, process management and internal reporting modules are used in each of the HGI subsidiaries.  The Company accounts for computer software used in the business in accordance with Accounting Standards Codification (ASC) 350 “Intangibles-Goodwill and Other” (formerly Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use).  ASC 350 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. Costs incurred during the preliminary project stage and the post-implementation stages are expensed as incurred. Certain qualifying costs incurred during the application development stage are capitalized as property, equipment and software. These costs generally consist of internal labor during configuration, coding, and testing activities. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable both that the project will be completed and that the software will be used to perform the function intended. Management has determined that the significant portion of costs incurred for internally developed software came from the preliminary project stage and post-implementation stages; as such, no costs for internally developed software were capitalized.

ULong-Lived Assets

Long-lived assets are reviewed on an annual basis or whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by that asset. If it is determined that the carrying amount of an asset may not be recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Fair value is the estimated value at which the asset could be bought or sold in a transaction between willing parties.  There were no impairment charges for the years ended December 31, 2009 and 2008.

INDEX

UEquity-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with ASC 718 “Compensation-Stock Compensation” (formerly SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”)).  Under ASC 718, the fair value of stock options at the date of grant which are contingently exercisable upon the occurrence of a specified event is recognized in earnings over the vesting period of the options beginning when the specified events become probable of occurrence.  The specified event (Merger) occurred on September 30, 2009.  As of September 30, 2009, there was no active market for the Company’s common shares and management has not been able to identify a similar publicly held entity that can be used as a benchmark.  Therefore, as a substitute for volatility, the Company used the historical volatility of the Dow Jones Small Cap Consumer Finance Index, which is generally representative of the Company’s size and industry. There have been no new stock compensation options awarded during the three months ended December 31, 2009.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that performance will occur.

UIncome Taxes

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

Effective January 1, 2009, the Company was required to adopt ASC 740-10. ASC 740-10 establishes standards for accounting for uncertainty in income taxes. ASC 740-10 provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. ASC 740-10 applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) No additional liabilities have been recognized as a result of the implementation. The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the year ended December 31, 2009.

Accrued Liabilities

The Company accounted for $259,462 in accrued liabilities at December 31, 2009.  Included in this accrual was $178,325 in salaries and wages payable, $33,597 in accrued interest, $42,814 in Texas Franchise Tax and $4,726 in other.  The Company accounted for $184,421 in accrued liabilities at December 31, 2008.  Included in this accrual was $145,436 in salaries and wages payable, $31,557 in accrued interest, and $7,428 in other.

UAADeferred Rent

The Company’s operating leases for its office facilities contain free rent periods during the lease term.  For these types of leases the Company recognizes rent expense on a straight line basis over the minimum lease term and records the difference between the amounts charged to expense and the amount paid as deferred rent.

INDEX

UNoncontrolling Interest

On January 1, 2009, HSIS entered into a joint venture with another entity to form Halo Choice Insurance Services, LLC (HCIS).  HSIS contributed 49% of the opening equity balance.  Under a qualitative analysis performed in accordance with ASC 810 “Consolidation” (formerly FIN 46(R): Consolidation of Variable Interest Entities), HCIS is a variable interest entity and HSIS is the primary beneficiary as HCIS’s parent company, HGI, acts as the sole manager of the entity and HSIS, effective January 1, 2010, has the exclusive and irrevocable right and option to purchase all the membership interests of the co-joint venture entity for a contractually determined price.  Based on this analysis, HSIS has consolidated HCIS with the non-controlling 51% interest included in minority interest on the balance sheet and statement of operations.

Recently Issued Accounting Pronouncements

In the third quarter of 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC). The ASC is the single official source of authoritative, nongovernmental GAAP, other than guidance issued by the SEC. The adoption of the ASC did not have any impact on the financial statements included herein.

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

In June 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles” This statement’s objective is to communicate that the FASB Accounting Standards Codification TM   will become the single official source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009; and the Company adopted this standard in the third quarter of 2009. The adoption of ASC 105 did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued ASC 810, “Consolidation”. This statement, among other things, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity ("VIE"); requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise's involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. Under ASC 810, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. ASC 810 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period.  Earlier application is prohibited. Management does not expect that the adoption of ASC 810 will have a material effect on the Company’s financial position and results of operations.

INDEX

In June 2009, the FASB issued ASC 860, “Transfers and Services”. This statement, and requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. ASC 860 also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets and requires additional disclosures. ASC 860 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period. Earlier application is prohibited.  Management does not expect that the adoption of ASC 860 will have a material effect on the Company’s financial position and results of operations.

In May 2009, the FASB issued ASC 855, “Subsequent Events”. This statement’s objective is to establish principles and requirements for subsequent events, including (a) the period after the balance sheet date to evaluate, (b) circumstances that would be considered a subsequent event and (c) disclosure requirements. ASC 855 is effective for fiscal years ending after June 15, 2009.  The adoption of ASC 855 had no material impact on the Company’s financial position and results of operations.

In December 2007, the FASB issued ASC 810 “Consolidation”.  ASC 810 requires (a) that noncontrolling (minority) interest be reported as a component of shareholders' equity; (b) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations; (c) that changes in a parent's ownership interest while the parent retains its controlling interest be accounted for as equity transactions; (d) that any retained noncontrolling equity investment upon the deconsolidation of the subsidiary be initially measured at fair value; and (e) that sufficient disclosures are provided that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. ASC 810 is effective for fiscal years beginning after December 15, 2008, and applied to the Company in the quarter ended September 30, 2009. The Company revised its disclosures regarding minority interest, but there was no material effect from the adoption of ASC 810.

NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need additional financing to fully implement its business plan in a manner that not only continues to expand already established direct-to-consumer approach, but also allows the Company to establish a stronger brand name in all the areas which it operates, including mortgage servicing distressed asset sectors.

There are no assurances that additional financing will be available on favorable terms, or at all.  If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures.  The failure to adequately fund its capital requirements could have a material adverse effect on the Company’s business, financial condition and results of operations.  Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders, and incurring additional indebtedness could involve the imposition of covenants that restrict the Company operations.  The Company has incurred an accumulated net loss $2,671,031 as of December 31, 2009.  However, of the accumulated net loss, $1,399,823 of expense was incurred as stock-based compensation which is a non-cash expense.   Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

INDEX

NOTE 4.  PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software consist of the following as of December 31, 2009 and December 31, 2008, respectively:

Computers and purchased software	$155,973	$111,631
Furniture and equipment	430,755	205,938
	586,728	317,569
Less: accumulated depreciation	(166,150)	(95,098)
	$420,578	$222,471

Depreciation and amortization totaled $71,052 and $45,734 for the years ended December 31, 2009 and 2008.

NOTE 5.  LINES OF CREDIT

On March 6, 2009, the Company entered into a new revolving line of credit (“LOC”) facility with Legacy Texas Bank (“LTB”) which provides maximum borrowings of $250,000, subject to a borrowing base, bears interest at the bank’s rate as defined as prime plus 1% (6% floor) and matures in November 2010.  On September 6, 2009, the Company increased the line of credit $75,000 to a maximum borrowing amount of $325,000, subject to a borrowing base, with the same interest rate and maturity date of November 2010.  The $325,000 maximum borrowing amount includes a $75,000 letter of credit to the Company’s business office lessor.  The $75,000 letter of credit expires November 2010.  As of December 31, 2009, the Company has received net advances totaling $250,000 under this new LOC.  The LOC is cross collateralized by all of the Company’s assets.

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

NOTE 6.  NOTES PAYABLE DUE TO RELATED PARTIES

The Company entered into three promissory notes totaling $397,000 with two board of directors for the purchase of their member interests in HGM and HCS (the “Board of Director Notes”).  The Board of Director Notes bear interest at a rate of 8% per annum and matures in February 2011, with the exception of $20,000 in principal amount of the notes, which bears interest at a rate of 8% and matures in October 2011.  All interest and principal is due on demand by the board of directors, but if no demand is made then upon maturity.   The Board of Director Notes are subordinate to the LOC and notes payable.  As of December 31, 2009, and December 31, 2008, amounts outstanding under the Board of Director Notes totaled $268,000 and $271,000.

During 2007 the Company entered into two unsecured promissory notes with a director for working capital advances made to the Company, totaling $60,000 (the “Director Loans”).  The Director Loans bear interest at a rate of 8% per annum, are due on demand by the director, but if no demand is made then upon maturity in November 2010.  All interest and principal is due upon maturity. As of December 31, 2009, and December 31, 2008, amounts outstanding under the Director Loans totaled $60,000 and $60,000.

During 2008 the Company entered into three unsecured promissory notes with two related parties (the “Related Notes”) for working capital advances made to the Company in the amounts of $39,000, $50,000 and $100,000.  The $39,000 note has no stated interest rate and matures in October 2010, but is extendable upon request by the Company.  As of December 31, 2009 and December 31, 2008, outstanding principal on this note totaled $0 and $17,000. The $50,000 note bore interest at 10% payable monthly, and originally matured December 2009 but was paid in full in January 2009.  Outstanding principal on this note totaled $50,000 at December 31, 2008.  The $100,000 note bore interest at a flat fee of $15,000, matured in January 2009, and was paid in full on the maturity date.  Outstanding principal on this note totaled $100,000 at December 31, 2008.

INDEX

During January 2009 the Company entered into one unsecured promissory note with a director for a working capital advance to the Company in the amount of $15,000 (the “Director Note”).  The Director Note bears interest at a rate of 8% per annum and matures in January 2011.  All interest and principal is due upon maturity.  As of December 31, 2009, the amount outstanding under the Director Note totaled $15,000.

During April 2009 the Company entered into one unsecured promissory note with a related party for a working capital advance to the Company in the amount of $65,000 (the “Related Party Note”).  The Related Party Note bears interest at a rate of 8% per annum and is a monthly installment note with final maturity of April 2011.  All interest and principal is due upon maturity.  As of December 31, 2009, the amount outstanding under the Related Party Note totaled $57,756, of which $46,141 is included in long term liabilities.

During October 2009 the Company entered into two unsecured promissory notes with related parties for working capital advances to the Company in the amount of $60,000 (Related Party Note 2) and $15,000 (Related Party Note 3).  The Related Party Note 2 and Related Party Note 3 bear interest at a rate of 0.71% per annum with original maturity December 26, 2009 and December 27, 2009, respectively.  The maturity date was extended to April 16, 2010 and April 1, 2010, respectively.  All interest and principal is due upon maturity.  As of December 31, 2009, the amount outstanding under the Related Party Note 2 and Related Party Note 3 totaled $60,000 and $15,000, respectively.

During November 2009 the Company entered into one unsecured promissory note with a related party for a working capital advance to the Company in the amount of $60,000 (Related Party Note 4).  The Related Party Note 4 bears interest at a rate of 8% per annum with original maturity November 17, 2009.  The maturity date was extended to April, 2010.  All interest and principal is due upon maturity.  As of December 31, 2009, the amount outstanding under the Related Party Note 4 totaled $30,000.

 During December 2009 the Company entered into two unsecured promissory notes with related parties for working capital advances to the Company in the amount of $20,000 (Related Party Note 5) and $20,000 (Related Party Note 6).  The Related Party Note 5 and Related Party Note 6 bear interest at a rate of 8% per annum with original maturity January 8, 2010.  The maturity date was extended to April 16, 2010 and April 1, 2010, respectively.  All interest and principal is due upon maturity.  As of December 31, 2009, the amount outstanding under the Related Party Note 5 and Related Party Note 6 totaled $20,000 and $15,000, respectively.

The Company incurred $50,088 and $35,787 of interest expense to directors and other related parties during the year ended December 31, 2009 and 2008.  Accrued interest due to directors and other related parties totaled $30,499 at December 31, 2009.

NOTE 7.  NOTES PAYABLE

On March 6, 2009, the Company entered into a 36 month secured promissory note with Legacy Texas Bank in the amount of $374,000.  The proceeds of this note payable were used to pay off the two lines of credit as discussed in Note 5.  The note bears interest at the Federal Home Loan Bank (FHLB) 2.5 to 3 year rate plus 3.25% (6.16% fixed rate over the term of the note) and matures March 2012.  As of December 31, 2009, the note payable balance was $286,725, of which $164,116 is included in long term liabilities.

The note is collateralized by all of the Company’s assets.  Additionally, the note contains certain affirmative covenants including the debt service coverage and debt to net worth ratios.  At December 31, 2009 the Company was in violation of the debt service coverage covenant. Subsequent to year end, and prior to this filing, LTB granted a covenant waiver from December 31, 2009 until November 2010, at which time the Company expects to be in compliance with all covenants.

               On April 15, 2009, the Company entered into a 60 month secured promissory note with Legacy Texas Bank in the amount of $167,000.  The proceeds of this note payable were used to purchase communication equipment.  The note bears interest at 7% per annum with monthly installments and a final maturity in April 2014.  The note is collateralized by all of the Company’s assets.  As of December 31, 2009, the note payable balance was $147,981, of which $117,731 is included in long term liabilities.

INDEX

On November 9, 2009, the Company entered into a 12 month secured promissory note with Legacy Texas Bank in the amount of $100,000.  The proceeds of this note payable were used to fund working capital.  The note bears interest at 7% per annum with eleven monthly installments and one final balloon payment due upon maturity in November 2010.  The note is collateralized by all of the Company’s assets.  As of December 31, 2009, the note payable balance was $94,711, all of which is included in current liabilities.

Future scheduled principal payments as of December 31, 2009 are as follows:

Years Ending December 31:
2010	$247,570
2011	160,741
2012	68,760
2013	37,407
2014	14,939
Total scheduled principal payments	$529,417

NOTE 8.  RELATED PARTY TRANSACTIONS

For the year ended December 31, 2009 and 2008, the Company incurred legal costs totaling $12,675 and $12,532, to a law firm owned by a director of the Company.

For the year ended December 31, 2009 and 2008, the Company incurred consulting costs totaling $45,550 and $71,146, to two separate entities owned each by a director of the Company.

For the year ended December 31, 2009 and 2008, the Company incurred interest expense to related parties (See Note 6).

For the year ended December 31, 2009 and 2008, the Company incurred rent expense totaling $11,400 and $7,500, to an entity owned by two directors of the Company.

NOTE 9.  INCOME TAXES

Deferred tax assets and liabilities are computed by applying the effective U.S. federal and state income tax rate to the gross amounts of temporary differences and other tax attributes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At December 31, 2009, the Company believed it was more likely than not that future tax benefits from net operating loss carryforwards and other deferred tax assets would not be realizable through generation of future taxable income and are fully reserved.

The Company has net operating loss (“NOL”) carryforwards of approximately $3,500,000 available for federal income tax purposes, which expire from 2010 to 2029.  A portion of the NOLs relating to GVC Venture Corp. are subject to certain annual limitations.  Certain substantial ownership changes, as defined in Internal Revenue Code Section 382, limit the utilization of the available NOLs (the Section 382 Limitation).  The Section 382 Limitation is calculated by multiplying the fair market value of the loss corporation immediately preceding the change of ownership by the long-term, tax-exempt rate prescribed by the IRS.

Because of the changes in ownership that occurred on June 30, 2004 and September 30, 2009, and based on the Section 382 Limitation calculation, the Company will be allowed approximately $6,500 per year of GVC Venture Corp.’s federal NOLs generated prior to June 30, 2004 until they would otherwise expire.  The Company would also be allowed approximately $159,000 per year of GVC Venture Corp.’s federal NOLs generated between June 30, 2004 and September 30, 2009 until they would otherwise expire.

INDEX

The following table summarizes the difference between the actual tax provision and the amounts obtained by applying the statutory tax rates to the income or loss before income taxes for the years ended December 31, 2009 and 2008:

	Years Ended December 31,
	2009	2008
Tax benefit calculated at statutory rate	(34.0%)	(34.0%)
Permanent Differences	16.9	2.6
State Income Tax	2.6	-
Other	(10.2)	(43.7)
Total	(24.7)	(75.1)

Increase to Valuation Allowance	28.6	75.1

Provision for income taxes	3.9%	-

Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2009 and 2008 are as follows:

	At December 31, 2009	At December 31, 2008
Current deferred tax liability:
Accrual to cash adjustment	$(727,648)	$(311,894)
Net non-current deferred tax assets:
Property and equipment	(43,187)	(20,694)
Deferred rent	63,593	45,876
Stock compensation	232,091	-
Other	1,887	-
Net operating loss carryforward	1,188,119	516,215
Net	714,855	229,503
Less valuation allowance	(714,855)	(229,503)
Net deferred taxes	$–	$–

NOTE 10.  COMMITMENTS AND CONTINGENCIES

The Company leases its office facilities and various equipment under non-cancelable operating leases which provide for minimum monthly rental payments.  Pursuant to an office lease dated November 12, 2007, as amended on September 14, 2009, Halo Group is required to make monthly lease payments of $32,663, with an increase in May 2010 to $49,789 per month and in November 2010 to $61,199 per month.  The lease expires on August 14, 2014. Future minimum rental obligations under leases as of December 31, 2009 are as follows:

INDEX

Years Ending December 31:
2010	$595,386
2011	779,663
2012	774,446
2013	774,050
2014	438,607
Total Minimum lease commitments	$3,362,152

                 For the years ended December 31, 2009 and 2008, the Company incurred rent expense totaling $362,659 and $254,952.

                 In the ordinary course of conducting its business, the Company may be subject to loss contingencies including possible disputes or lawsuits.  Management believes that the outcome of such contingencies will not have a material impact on the Company’s financial position or results of future operations.

NOTE 11. STOCK OPTIONS

The Company granted stock options to certain employees under the HGI 2007 Stock Plan, as amended (the “Plan”).   The Company was authorized to issue 2,950,000 shares subject to options, or stock purchase rights under the Plan.  These options vest over a period no greater than two years, are contingently exercisable upon the occurrence of a specified event as defined by the option agreements, and expire upon termination of employment or five years from the date of grant.    During the year ended December 31, 2009, the Company issued 1,464,420 stock options with an exercise price in a range from $0.94-1.59 per share.  No options have been exercised at December 31, 2009.  Total stock options outstanding through December 31, 2009 total 2,827,470.  At December 31, 2009, pursuant to the terms of the Merger agreement, all options available for issuance under the Plan have been forfeited and consequently the Company has no additional shares subject to options or stock purchase rights available for issuance under the Plan.

A summary of stock option activity in the Plan is as follows:

			Weighted
		Exercise	Average
	Number of	Price	Exercise
	Options	Per Option	Price
Outstanding at December 31, 2007	1,032,000	$0.01	$0.01
Granted	453,250	0.01 – .94	0.06
Exercised	-	-	-
Canceled	(4,000)	0.01	0.01
Outstanding at December 31, 2008	1,481,250	$0.01 – 0.94	$0.06
Granted	1,464,420	.94 – 1.59	1.25
Exercised	-	-	-
Canceled	(118,200)	0.01 – 1.59	0.44
Outstanding at December 31, 2009	2,827,470	$0.01 – 1.59	$0.66

All stock options granted as of December 31, 2009 are contingently exercisable upon the occurrence of a specified event as defined in the option agreements. The specified event (Merger) occurred on September 30, 2009.  As such, equity-based compensation for the contingently exercisable options will be recognized in earnings from issuance date of the options over the vesting period of the options effective September 30, 2009 when the Merger became probable of occurrence.  Total compensation cost to be expensed over the vesting period of stock options is $2,310,910.  For the year ended December 31, 2009, stock compensation expense totaled $1,399,823.  The remaining $911,087 in future stock compensation expense is scheduled to be recognized into earnings over the next 18 to 24 months.

INDEX

The fair value of each option granted during the year ended December 31, 2009 and 2008, was estimated on the date of grant by management using the Black-Scholes option pricing model with the following assumptions used:

	2009	2008
Expected volatility	30 - 38%	57%
Risk free rate	2 - 2.5%	2%
Dividend yield	None	None
Expected life	5 years	5 years

The weighted average remaining contractual life of the outstanding options at December 31, 2009 is approximately 3.78 years.  The grant date weighted average fair value of options per share issued during the year ended December 31, 2009 was $0.84.

NOTE 12. SHAREHOLDERS’ EQUITY

Common Stock

As a result of the Merger, the Company issued 305,504,813 common shares to former HGI shareholders and effectuated a 7.57 to 1 reverse stock split.  The 7.57 to 1 reverse stock split resulted in former HGI shareholders retaining 40,355,129 common shares and the Company’s pre-Merger shareholders retaining 1,877,308 common shares of the Company.  As a result of the Merger, the pre-Merger HGI shareholders retained approximately 96% and the Company’s pre-Merger shareholders retained approximately 4% of the Company’s common interest on a fully dilutive basis.  The effect of the Company issuing 305,504,813 common shares to the pre-Merger HGI shareholders and affecting a 7.57 to 1 reverse split of the common shares denominated the Company shares in to that of HGI common shares pre-Merger.  At the effective time of the Merger, the legal existence of GVC Merger Corp. ceased.

To facilitate the Merger, the Company exchanged 896,781 Series Z Convertible preferred shares for 40,355,129 common shares of HGI pre-Merger which were subsequently exchanged for 40,355,133 common shares of the Company on December 11, 2009 when the Company amended and restated its then existing Certificate of Incorporation.  The Certificate of Incorporation was amended and restated to (a) change the Company’s name to Halo Companies, Inc., (b) increase the number of authorized shares of common stock from 50 million to 375 million, (c) eliminate the 80% voting threshold requirements for certain corporate actions and (d) modify certain provisions relating to the terms of directors.

During the year ended December 31, 2009, prior to the Merger, the Company issued 134,035 common shares as a prepayment for several consulting service agreements whereby individuals and/or entities have been engaged to provide consulting services for a period not to extend more than one year from date of issuance.  The fair value of the consulting services to be provided was determined using the fair value of the common stock received on the date of issuance.

On August 27, 2009, prior to the Merger, the Company issued 165,094 common shares as a discretionary stock dividend to all Preferred Stock A holders and Preferred Stock B holders prior to the issuance of any Preferred Stock C.

INDEX

Preferred Stock

In connection with the Merger, the Company authorized 1,000,000 shares of Series Z Convertible Preferred Stock with a par value of $0.001 per share (the “Series Z Convertible Preferred”).  The number of shares of Series Z Preferred Stock may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series Z Preferred Shares to less than the number of shares then issued and outstanding.  In the event any Series Z Preferred Shares shall be converted, (i) the Series Z Preferred Shares so converted shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series Z Preferred Shares set forth in this section shall be automatically reduced by the number of Series Z Preferred Shares so converted and the number of shares of the Corporation’s undesignated Preferred Stock shall be deemed increased by such number.  The Series Z Convertible Preferred is convertible into common shares at the rate of 45 shares of common per one share of Series Z Convertible Preferred.  The Series Z Convertible Preferred has liquidation and other rights in preference to all other equity instruments.  Simultaneously upon conversion of the remaining Preferred Stock A, Preferred Stock B, and Preferred Stock C and outstanding stock options under the HGI 2007 Stock Plan into Series Z Convertible Preferred, they will automatically, without any action on the part of the holders, be converted into common shares of the Company.  On December 11, 2009, 896,781 shares of Series Z Convertible Preferred outstanding immediately following the Merger were automatically converted into shares of the Company’s common stock leaving 896,781 shares of undesignated preferred stock in the Company in accordance with the Series Z Convertible Preferred certificate of designation.  As of December 31, 2009, there were no Series Z Convertible Preferred issued.

The HGI Series A Convertible Preferred Stock (the “Preferred Stock A”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Preferred Stock A would be entitled to upon conversion, as defined in the Preferred Stock A certificate of designation.  The liquidation preference was $771,145, of which $21,145 is an accrued dividend at December 31, 2009.  Holders of the Preferred Stock A are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company.  Following the Merger, the Preferred Stock A is convertible into the Company’s common stock at a conversion price of $1.25 per share.  The Preferred Stock A is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company.  The Preferred Stock A is redeemable at the option of the Company at $1.80 per share prior to conversion.  The Preferred Stock A does not have voting rights.   Preferred Stock A ranks senior to the following capital stock of the Company: (a) Preferred Stock B and Preferred Stock C   During the year ended December 31, 2009, the Company declared dividends on its Preferred Stock A totaling $39,905.

During the year ended December 31, 2009, the Company issued 401,202 shares of HGI Series B Convertible Preferred Stock (the “Preferred Stock B”), for total cash consideration of $802,404.  An additional 8,888 shares were issued for the year ended December 31, 2009 as a dividend reinvestment for a total value of $17,776.  The Preferred Stock B has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends or (b) the per share amount the holders of the Preferred Stock B would be entitled to upon conversion.  The liquidation preference was $1,014,523, of which $14,523 is an accrued dividend at December 31, 2009.  Holders of the Preferred Stock B are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company.  Following the Merger, the Preferred Stock B is convertible into the Company’s common stock a conversion price of $1.74 per share.  The Preferred Stock B is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company.  The Preferred Stock B is redeemable at the option of the Company at $2.30 per share prior to conversion.  The Preferred Stock B does not have voting rights.    Preferred Stock B ranks senior to the following capital stock of the Company: (a) the Preferred Stock C.

INDEX

During the year ended December 31, 2009, the Company issued 152,000 shares of HGI Series C Convertible Preferred Stock (the “Preferred Stock C”), for total cash consideration of $380,000.  The Preferred Stock C has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends or (b) the per share amount the holders of the Preferred Stock C would be entitled to upon conversion.  The liquidation preference was $380,000 at December 31, 2009.  Holders of the Preferred Stock C are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company.  Following the Merger, the Preferred Stock C is convertible into the Company’s common stock at an initial conversion price of $2.27 per share.  The Preferred Stock C is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company.  The Preferred Stock C is redeemable at the option of the Company at $2.75 per share prior to conversion.  The Preferred Stock C does not have voting rights. Preferred Stock C ranks senior to the following capital stock of the Company:  None.

The Company had outstanding at December 31, 2009, after completion of the Merger and amending and restating the Certificate of Incorporation 500,000 shares of Preferred Stock A, 500,000 shares of Preferred Stock B, and 152,000 shares of Preferred Stock C, all with a par value of $0.001.

NOTE 13.  CONCENTRATIONS OF CREDIT RISK

The Company maintains cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). During 2009, the FDIC insured cash accounts from $100,000 to $250,000.  At December 31, 2009, the cash balance of $86,090 was less than the $250,000 FDIC insured amount.

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

NOTE 14.  SUBSEQUENT EVENTS

Subsequent events have been evaluated through March 24, 2010, which is the date the financial statements were available to be issued.

On January 21, 2010, the Company entered into one unsecured promissory note with a related party for a working capital advance to the Company in the amount of $230,771.  This note includes the refinancing of the $60,000 outstanding Related Party Note 2 and the $20,000 outstanding Related Party Note 5 and the associated $771 of accrued interest from those respective related party notes.  All outstanding balances of Related Party Note 2 and Related Party Note 5 are considered paid in full effective on the date of this note.  The note bears interest at a rate of 16% per annum with a maturity date of April 16, 2010.  All interest and principal is due upon maturity.

On January 5, 2010, the Company entered into one unsecured promissory note with a related party for a working capital advance to the Company in the amount of $230,584.  This note includes the refinancing of the $30,000 outstanding Related Party Note 4 and the associated $584 of accrued interest from the respective related party note.  All outstanding balances of the Related Party Note 4 are considered paid in full effective on the date of this note.  The note bears interest at a rate of 16% per annum with a maturity date of April 5, 2010.  All interest and principal is due upon maturity.

INDEX

During January 2010, the Company entered into a $750,000 subordinated debt offering (Subordinated Offering), which contemplates the issuance of notes paying a 16% coupon with a 1% origination fee at the time of closing.  The maturity date of such notes is January 31, 2013.  Repayment terms of such notes include interest only payments for the first six months of term through July 31, 2010.  Thereafter, level monthly payments of principal and interest are made as calculated on a 60 month payment amortization schedule with final balloon payment due at maturity.  The rights of holders of notes issued in the Subordinated Offering are subordinated to any and all liens granted by the Company to a commercial bank or other qualified financial institution in connection with lines of credit or other loans extended to the Company in an amount not to exceed $2,000,000, and liens granted by the Company in connection with the purchase of furniture, fixtures or equipment.  This includes the Legacy Texas Bank debt disclosed in Note 7.  Through March 24, 2010, the date through which subsequent events have been evaluated, the Company has raised $170,000 in the Subordinated Offering.  As part of the Subordinated Offering, the Company also will grant to investors common stock purchase warrants (the “Warrants”) to purchase an aggregate of 200,000 shares of common stock of the Company at an exercise price of $.01 per share.  The 200,000 shares of common stock contemplated to be issued upon exercise of the Warrants are based on an anticipated cumulative debt raise of $750,000.  The investors will be granted the Warrants pro rata based on their percentage of investment relative to the $750,000 aggregate principal amount of notes contemplated to be issued in the Subordinated Offering.  The Warrants shall be exercisable five (5) years from January 31, 2010.  The Company will have a call option any time prior to maturity, so long as the principal and interest on the notes are fully paid, to purchase the Warrants for an aggregate of $150,000.  After the date of maturity until the date the Warrants are exercisable, Company will have a call option to purchase the Warrants for $200,000.  The call option purchase prices assume a cumulative debt raise of $750,000.