Form 10-Q
period 2010-03-31
Halo Companies, Inc.
filed 2010-05-14
CIK 814286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes  [   ]   No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 30, 2010:  42,232,437 shares of Common Stock, $.01 par value per share outstanding.

Halo Companies, Inc.
INDEX

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

INDEX

Part 1 – Financial Information

Item 1. Financial Statements
Halo Companies, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$207,302	$86,090
Restricted Cash	240,645	193,130
Trade accounts receivable, net of allowance for doubtful
accounts of $193,535 and $207,074, respectively	2,381,330	2,194,068
Prepaid expenses and other assets	124,531	180,974
Total current assets	2,953,808	2,654,262

PROPERTY, EQUIPMENT AND SOFTWARE, net	396,137	420,578

DEPOSITS AND OTHER ASSETS	64,664	32,664

TOTAL ASSETS	3,414,609	3,107,504

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Lines of credit	$240,000	$250,000
Accounts payable	192,635	141,796
Accrued liabilities (including $53,234 and
$30,499 to related parties, respectively)	364,634	259,462
Deferred revenue	20,598	36,840
Current portion of subordinated debt	36,000	-
Current portion of notes payable to related parties	938,204	494,615
Current portion of notes payable	233,971	247,570
Total current liabilities	2,026,042	1,430,283

NOTES PAYABLE, LESS CURRENT PORTION	241,994	281,847
NOTES PAYABLE TO RELATED PARTY, LESS CURRENT PORTION	43,089	46,141
SUBORDINATED DEBT, LESS CURRENT PORTION	234,000	-
DERIVATIVE LIABILITY	31,825	-
DEFERRED RENT	253,994	187,039
Total liabilities	2,830,944	1,945,310

EQUITY
Series Z Convertible Preferred Stock, par value $0.01 per share; 102,996 shares	-	-
authorized; 0 shares issued and outstanding at March 31, 2010
Preferred Stock, par value $0.001 per share; 897,004 shares
authorized; 0 shares issued and outstanding at March 31, 2010	-	-
Halo Group, Inc. Preferred stock, par value $0.001 per share; 2,000,000 shares authorized
Series A Convertible Preferred Stock;
500,000 shares issued and outstanding at March 31, 2010
liquidation preference of $782,724	500	500
Series B Convertible Preferred Stock;
500,000 shares issued and outstanding at March 31, 2010
liquidation preference of $1,034,668	500	500
Series C Convertible Preferred Stock;
152,000 shares issued and outstanding at March 31, 2010
liquidation preference of $380,000	152	152
Common stock, par value $0.001 per share; 375,000,000 and 375,000,000 shares authorized; 42,242,488 and 42,232,437 shares issued and
outstanding at March 31, 2010 and December 31, 2009, respectively	42,242	42,232
Additional paid-in capital	4,072,092	3,839,952
Accumulated deficit	(3,471,585)	(2,671,031)
Total equity	643,901	1,212,305
NONCONTROLLING INTEREST	(60,236)	(50,111)
Total shareholders' equity	583,665	1,162,194
TOTAL LIABILITIES AND EQUITY	$3,414,609	$3,107,504
The accompanying notes are an integral part of these consolidated financial statements.

INDEX

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009

REVENUE	$2,031,925	$2,327,024

OPERATING EXPENSES
Sales and marketing expenses	411,488	325,923
General and administrative expenses (including $17,700 and
$19,290 to related parties, respectively)	897,398	587,311
Salaries, wages, and benefits (including $232,049 and $0
of stock-based compensation)	1,457,123	1,115,693
Total operating expenses	2,766,009	2,028,927

OPERATING INCOME (LOSS)	(734,084)	298,097

OTHER EXPENSE
Loss on change in fair value of derivative	(31,825)	-
Interest expense (including $25,227 and $23,870
to related parties, respectively)	(44,770)	(30,702)
Net income (loss) from operations, before income tax provision	(810,679)	267,395

INCOME TAX PROVISION	-	-

NET INCOME (LOSS)	(810,679)	267,395

Loss attributable to the noncontrolling interest	10,125	-

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(800,554)	$267,395

Earning per share:
Basic	$(0.019)	$0.007
Diluted	$(0.019)	$0.007

Weighted Average Shares Outstanding
Basic	42,237,463	40,056,000
Diluted	42,237,463	40,829,835

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Halo Companies, Inc. Common Stock		Halo Companies, Inc. Series Z Convertible Preferred Stock		Halo Group, Inc. Series A Convertible Preferred Stock		Halo Group, Inc. Series B Convertible Preferred Stock		Halo Group, Inc. Series C Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2008	40,056,000	40,056	-	-	500,000	500	89,910	90	-	-	1,265,738	(775,073)	-	531,311

Issuance of Series B Convertible Preferred Stock for cash	-	-	-	-	-	-	122,500	122	-	-	244,878	-	-	245,000

Dividends declared	-	-	-	-	-	-	-	-	-	-	(10,910)	-	-	(10,910)

Net Income	-	-	-	-	-	-	-	-	-	-	-	267,395	-	267,395

Balance at March 31, 2009	40,056,000	$40,056	-	$-	500,000	$500	212,410	$212	-	$-	$1,499,706	$(507,678)	$-	$1,032,796

Balance at December 31, 2009	42,232,437	42,232	-	-	500,000	500	500,000	500	152,000	152	3,839,952	(2,671,031)	(50,111)	1,162,194

Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	232,049	-	-	232,049

Exercise of Stock Options	10,051	10	-	-	-	-	-	-	-	-	91	-	-	101

Net loss attributable common shareholders	-	-	-	-	-	-	-	-	-	-	-	(800,554)	-	(800,554)

Allocation of loss to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	-	-	(10,125)	(10,125)

Balance at March 31, 2010	42,242,488	$42,242	-	$-	500,000	$500	500,000	$500	152,000	$152	$4,072,092	$(3,471,585)	$(60,236)	$583,665

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATIONS

Net income (loss)	$(800,554)	$267,395
Adjustments to reconcile net income to net cash
used in operating activities
Depreciation	29,884	12,421
Bad debt expense	376,122	217,969
Stock based compensation	232,049	-
Noncontrolling interest	(10,125)	-
Changes in operating assets and liabilities:
Accounts receivable	(563,384)	(728,515)
Restricted cash	(47,515)	(2,542)
Prepaid expenses and other current assets	56,443	(24,205)
Deposits and other assets	(7,500)	-
Accounts payable	50,839	(10,178)
Accrued liabilities	105,172	79,002
Derivative Liability	31,825	-
Deferred rent	66,955	37,232
Deferred revenue	(16,242)	15,827
Net cash used in operating activities	(496,031)	(135,594)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in joint venture	(24,500)
Purchases of property and equipment	(5,443)	(30,037)
Net cash used in investing activities	(29,943)	(30,037)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from issuance of preferred stock	-	245,000
Issuance of common stock for the exercise of stock options	101	-
Net payments on lines of credit	(10,000)	(270,400)
Proceeds from notes payable	-	374,000
Principal payments on notes payable	(53,452)	(9,438)
Proceeds from notes payable to related parties	473,355	15,000
Principal payments on notes payable to related parties	(32,818)	(155,000)
Proceeds from subordinated debt	270,000
Payments made to related parties	-	(6,171)
Dividends paid to shareholders	-	(16,971)
Net cash provided by financing activities	647,186	176,020

Net increase in cash and cash equivalents	121,212	10,389

CASH AND CASH EQUIVALENTS, beginning of period	86,090	180,349

CASH AND CASH EQUIVALENTS, ending of period	$207,302	$190,738

SUPPLEMENTAL INFORMATION
Cash paid for interest	$22,274	$24,726

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

Halo Companies, Inc.
Notes To Consolidated Financial Statements
March 31, 2010

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

INDEX

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements as of March 31, 2010, and for the three month periods ended March 31, 2010 and 2009 include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Certain balances have been reclassified in prior period to be consistent with current year presentation.

Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, have been condensed.

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

HDS receivables represent 99.6% of total accounts receivable at March 31, 2010.

UNet Loss Per Common Share

Basic net income per share is computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding during the period (denominator).  Diluted net income per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period.  At March 31, 2010 and 2009, there were 3,407,088 and 844,272 shares, respectively, underlying potentially dilutive convertible preferred stock and stock options outstanding.  These shares were not included in weighted average shares outstanding for the period ending March 31, 2010 because their effect is anti-dilutive due to the Company’s reported net loss.

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
U

INDEX

Principles of Consolidation

The consolidated financial statements of the Company for the three months ended March 31, 2010 include the combined financial results of HCI, HGI, HCS, HDS, HGM, HGR, HBI, HLMS, HSIS, HCIS (defined below), HFS, and HPA.  All significant intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements of the Company for the three months ended March 31, 2009 include the combined financial results of HGI, HCS, HDS, HGM, HGR, HBI, HLMS, HSIS, and HFS.  All significant intercompany transactions and balances have been eliminated in consolidation.

UCash and Cash Equivalents

The Company considers all liquid investments with a maturity of 90 days or less to be cash equivalents.

URestricted Cash

Restricted cash represents collections from customers that are processed and held by a merchant bank in the ordinary course of business. Ninety-five percent of these funds are made available to the Company as determined by the bank, normally within 7 business days.  Five percent of funds collected from customers by the bank are released to the Company after 90 days, less amounts withheld to cover potential losses by the bank.  During April 2010, the Company updated the agreement that $100,000 in total funds would be kept by the bank to cover potential losses by the bank and 100% of all future cash collections from customers are made available to the Company as determined by the bank, normally within 7 business days.  At the time of the updated agreement, the Company had approximately $125,000 in the 90 day reserve account and as such received approximately $25,000 back into its operating cash account.

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
U

INDEX

Long-Lived Assets

Long-lived assets are reviewed on an annual basis or whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by that asset. If it is determined that the carrying amount of an asset may not be recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Fair value is the estimated value at which the asset could be bought or sold in a transaction between willing parties.  There were no impairment charges for the three months ended March 31, 2010 and 2009.

UEquity-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with ASC 718 “Compensation-Stock Compensation” (formerly SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”)).  Under ASC 718, the fair value of stock options at the date of grant which are contingently exercisable upon the occurrence of a specified event is recognized in earnings over the vesting period of the options beginning when the specified events become probable of occurrence.  The specified event (Merger) occurred on September 30, 2009.  As of September 30, 2009, there was no active market for the Company’s common shares and management has not been able to identify a similar publicly held entity that can be used as a benchmark.  Therefore, as a substitute for volatility, the Company used the historical volatility of the Dow Jones Small Cap Consumer Finance Index, which is generally representative of the Company’s size and industry. There have been no new stock compensation options awarded since September 30, 2009.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that performance will occur.

Fair Value of Financial Instruments

The carrying value of cash, cash equivalents, receivables, accounts payable and accruals approximate fair value due to the short maturity of these items.

We consider the warrants related to its Subordinated Debt to be derivatives, and we record the fair value of the derivative liabilities in our consolidated balance sheets.  Changes in fair value of the derivative liabilities are included in loss on change in fair value of derivative in the consolidated statements of operations.

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

INDEX

Effective January 1, 2009, the Company was required to adopt ASC 740-10. ASC 740-10 establishes standards for accounting for uncertainty in income taxes. ASC 740-10 provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. ASC 740-10 applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) No additional liabilities have been recognized as a result of the implementation. The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the three months ended March 31, 2010.

UDeferred Rent

The Company’s operating leases for its office facilities contain free rent periods during the lease term.  For these types of leases the Company recognizes rent expense on a straight line basis over the minimum lease term and records the difference between the amounts charged to expense and the amount paid as deferred rent.

UNon-controlling Interest

On January 1, 2009, HSIS entered into a joint venture with another entity to form Halo Choice Insurance Services, LLC (HCIS).  HSIS contributed 49% of the opening equity balance.  Under a qualitative analysis performed in accordance with ASC 810 “Consolidation” (formerly FIN 46(R): Consolidation of Variable Interest Entities), HCIS is a variable interest entity and HSIS is the primary beneficiary as HSIS’s parent company, HGI, acts as the sole manager of the entity and HSIS, effective January 1, 2010, has the exclusive and irrevocable right and option to purchase all the membership interests of the co-joint venture entity for a contractually determined price.  Based on this analysis, HSIS has consolidated HCIS with the non-controlling 51% interest included in non-controlling interest on the balance sheet and statement of operations.

Recently Issued Accounting Pronouncements

In the third quarter of 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC). The ASC is the single official source of authoritative, nongovernmental GAAP, other than guidance issued by the SEC. The adoption of the ASC did not have any impact on the financial statements included herein.

In February 2010, the FASB amended ASC 855, “Subsequent Events”. The amended ASC no longer requires a date to be disclosed in the footnotes.  The amendment of ASC 855 had no material impact on the Company’s financial position and results of operations.

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

INDEX

In June 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles” This statement’s objective is to communicate that the FASB Accounting Standards Codification will become the single official source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009; and the Company adopted this standard in the third quarter of 2009. The adoption of ASC 105 did not have a material effect on the Company’s financial statements.

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

In December 2007, the FASB issued ASC 810 “Consolidation”.  ASC 810 requires (a) that non-controlling (minority) interest be reported as a component of shareholders' equity; (b) that net income attributable to the parent and to the non-controlling interest be separately identified in the consolidated statement of operations; (c) that changes in a parent's ownership interest while the parent retains its controlling interest be accounted for as equity transactions; (d) that any retained non-controlling equity investment upon the deconsolidation of the subsidiary be initially measured at fair value; and (e) that sufficient disclosures are provided that clearly identify and distinguish between the interest of the parent and the interests of the non-controlling owners. ASC 810 is effective for fiscal years beginning after December 15, 2008, and applied to the Company in the quarter ended September 30, 2009. The Company revised its disclosures regarding minority interest, but there was no material effect from the adoption of ASC 810.

NOTE 3.  CONCENTRATIONS OF CREDIT RISK

The Company maintains aggregate cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). During 2010, the FDIC insured cash accounts up to $250,000.  At March 31, 2010, the Company’s cash accounts in different financial institutions were all less than the $250,000 FDIC insured amount.

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

INDEX

NOTE 4.  GOING CONCERN

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

There are no assurances that additional financing will be available on favorable terms, or at all.  If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures.  The failure to adequately fund its capital requirements could have a material adverse effect on the Company’s business, financial condition and results of operations.  Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders, and incurring additional indebtedness could involve the imposition of covenants that restrict the Company operations.  The Company has incurred an accumulated net loss of $3,471,585 as of March 31, 2010.  However, of the accumulated net loss, $1,631,872 of expense was incurred as stock-based compensation which is a non-cash expense.   Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5.  PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software consist of the following as of March 31, 2010 and December 31, 2009, respectively:

Computers and purchased software	$161,029	$155,973
Furniture and equipment	431,142	430,755
	592,171	586,728
Less: accumulated depreciation	(196,034)	(166,150)
	$396,137	$420,578

Depreciation totaled $29,884 and $12,421 for the three months ended March 31, 2010 and 2009.

NOTE 6.  ACCRUED LIABILITIES

The Company accounted for $364,634 in accrued liabilities at March 31, 2010.  Included in this accrual was $261,001 in salaries and wages payable, $56,093 in accrued interest, $42,814 in Texas Franchise Tax and $4,726 in other.  The Company accounted for $259,462 in accrued liabilities at March 31, 2009.  Included in this accrual was $228,168 in salaries and wages payable, $24,127 in accrued interest, and $7,167 in other.

NOTE 7.  LINES OF CREDIT

On March 6, 2009, the Company entered into a new revolving line of credit (“LOC”) facility with Legacy Texas Bank (“LTB”) which provides maximum borrowings of $250,000, subject to a borrowing base, bears interest at the bank’s rate as defined as prime plus 1% (6% floor) and matures in November 2010.  On September 6, 2009, the Company increased the line of credit $75,000 to a maximum borrowing amount of $325,000, subject to a borrowing base, with the same interest rate and maturity date of November 2010.  The $325,000 maximum borrowing amount includes a $75,000 letter of credit to the Company’s business office lessor.  The $75,000 letter of credit expires November 2010.  As of March 31, 2010, the Company has received net advances totaling $240,000 under this new LOC.  The LOC is cross collateralized by all of the Company’s assets.

INDEX

NOTE 8.  NOTES PAYABLE DUE TO RELATED PARTIES

During 2007, the Company entered into three promissory notes totaling $397,000 with two board of directors for the purchase of their member interests in HGM and HCS (the “Board of Director Notes”).  The Board of Director Notes bear interest at a rate of 8% per annum and matures in February 2011, with the exception of $20,000 in principal amount of the notes, which bears interest at a rate of 8% and matures in October 2011.  All interest and principal is due on demand by the board of directors, but if no demand is made then upon maturity.   The Board of Director Notes are subordinate to the LOC and notes payable.  As of March 31, 2010 and December 31, 2009, amounts outstanding under the Board of Director Notes totaled $268,000 and $268,000.

During 2007 the Company entered into two unsecured promissory notes with a director for working capital advances made to the Company, totaling $60,000 (the “Director Loans”).  The Director Loans bear interest at a rate of 8% per annum, are due on demand by the director, but if no demand is made then upon maturity in November 2010.  All interest and principal is due upon maturity. As of March 31, 2010 and December 31, 2009, amounts outstanding under the Director Loans totaled $60,000 and $60,000.

During January 2009 the Company entered into one unsecured promissory note with a director for a working capital advance to the Company in the amount of $15,000 (the “Director Note”).  The Director Note bears interest at a rate of 8% per annum , is due on demand, but if no demand is made then upon maturity in January 2011.  All interest and principal is due upon maturity.  As of March 31, 2010 and December 31, 2009, the amount outstanding under the Director Note totaled $15,000 and $15,000.

During April 2009 the Company entered into one unsecured promissory note with a related party for a working capital advance to the Company in the amount of $65,000 (the “Related Party Note”).  The Related Party Note bears interest at a rate of 8% per annum and is a monthly installment note with final maturity of April 2011.  All interest and principal is due upon maturity.  As of March 31, 2010, the amount outstanding under the Related Party Note totaled $54,938, of which $43,089 is included in long term liabilities.  As of December 31, 2009, the amount outstanding under the Related Party Note totaled $57,756, of which $46,141 is included in long term liabilities.

During October 2009 the Company entered into two unsecured promissory notes with two directors for working capital advances to the Company in the amount of $60,000 (Related Party Note 2) and $15,000 (Related Party Note 3).  The Related Party Note 2 and Related Party Note 3 bear interest at a rate of 0.71% per annum with original maturity December 26, 2009 and December 27, 2009, respectively.    The maturity date was extended to April 16, 2010 and February 15, 2011, respectively.  All interest and principal is due upon maturity.  The Related Party Note 2 was refinanced in January 2010 as discussed below with the outstanding balance rolled into the refinanced note.  As of March 31, 2010 and December 31, 2009, the amount outstanding under the Related Party Note 3 totaled $15,000 and $15,000, respectively.  On April 1, 2010, The Related Party Note 3 interest rate was updated to reflect a rate of 8% per annum.

During November 2009 the Company entered into one unsecured promissory note with a related party for a working capital advance to the Company in the amount of $60,000 (Related Party Note 4).  The Related Party Note 4 bears interest at a rate of 8% per annum with a maturity date of April, 2010.  All interest and principal is due upon maturity.  At December 31, 2009, the amount outstanding under the Related Party Note 4 totaled $30,000.  On January 5, 2010, the Company entered into one unsecured promissory note with a related party for a working capital advance to the Company in the amount of $230,584 (Amended Related Party Note 4).  This note includes the refinancing of the $30,000 outstanding Related Party Note 4 and the associated $584 of accrued interest from the respective related party note.  All outstanding balances of the Related Party Note 4 are considered paid in full effective on the date of this note.  The note bears interest at a rate of 16% per annum with a maturity date of October 17, 2010.  All interest and principal is due upon maturity.  As of March 31, 2010, the amount outstanding under the Amended Related Party Note 4 totaled $230,584.

INDEX

During December 2009 the Company entered into two unsecured promissory notes with two directors for working capital advances to the Company in the amount of $20,000 (Related Party Note 5) and $20,000 (Related Party Note 6).  The Related Party Note 5 and Related Party Note 6 bear interest at a rate of 8% per annum, is due on demand, but if no demand is made then upon original maturity of January 8, 2010.  The maturity date was extended to April 16, 2010 and April 1, 2010, respectively.  All interest and principal is due upon maturity.  As of December 31, 2009, the amount outstanding under the Related Party Note 5 and Related Party Note 6 totaled $20,000 and $15,000, respectively.  The Related Party Note 5 was refinanced in January 2010 as discussed below with the outstanding balance rolled into the refinanced note.  As of March 31, 2010 the amount outstanding under the Related Party Note 6 totaled $10,000.

On January 21, 2010, the Company entered into one unsecured promissory note with a director for a working capital advance to the Company in the amount of $230,771 (Amended Related Party Note 5).  This note includes the refinancing of the $60,000 outstanding Related Party Note 2 and the $20,000 outstanding Related Party Note 5 and the associated $771 of accrued interest from those respective related party notes.  All outstanding balances of Related Party Note 2 and Related Party Note 5 are considered paid in full effective on the date of this note.  The note bears interest at a rate of 16% per annum with a maturity date of October 17, 2010.  All interest and principal is due upon maturity.  As of March 31, 2010, the amount outstanding under the Amended Related Party Note 5 totaled $230,771.

On March 3, 2010, the Company entered into one unsecured promissory note with a director for a working capital advance to the Company in the amount of $50,000 (Related Party Note 7).  The note bears interest at a rate of 16% per annum, is due on demand by the director, but if no demand is made then upon maturity on October 3, 2010.  All interest and principal is due upon maturity. As of March 31, 2010, the amount outstanding under the Related Party Note 7 totaled $50,000.

On March 17, 2010, the Company entered into two unsecured promissory notes with a director for a working capital advance to the Company in the amount of $50,000 (Related Party Note 8) and $22,000 (Related Party Note 9).  The notes bear interest at a rate of 16% per annum, is due on demand by the director, but if no demand is made then upon maturity on October 17, 2010.  All interest and principal is due upon maturity. As of March 31, 2010, the amount outstanding under the Related Party Note 8 and 9 totaled $25,000 and $22,000, respectively.

The Company incurred $25,227 and $23,870 of interest expense to directors and other related parties during the three months ended March 31, 2010 and 2009.  Accrued interest due to directors and other related parties totaled $53,234 and $30,499 at March 31, 2010 and December 31, 2009, respectively.

NOTE 9.  NOTES PAYABLE

On March 6, 2009, the Company entered into a 36 month secured promissory note with Legacy Texas Bank in the amount of $374,000.  The proceeds of this note payable were used to pay off the two lines of credit as discussed in Note 5.  The note bears interest at the Federal Home Loan Bank (FHLB) 2.5 to 3 year rate plus 3.25% (6.16% fixed rate over the term of the note) and matures March 2012.  As of March 31, 2010, the note payable balance was $256,985, of which $132,479 is included in long term liabilities.

The note is collateralized by all of the Company’s assets.  Additionally, the note contains certain affirmative covenants including a debt to net worth ratio.  At March 31, 2010 the Company did not meet the debt to net worth covenant.  The Company is currently in discussions with the bank on obtaining a covenant waiver of this ratio calculation.

On April 15, 2009, the Company entered into a 60 month secured promissory note with Legacy Texas Bank in the amount of $167,000.  The proceeds of this note payable were used to purchase communication equipment.  The note bears interest at 7% per annum with monthly installments and a final maturity in April 2014.  The note is collateralized by all of the Company’s assets.  As of March 31, 2010, the note payable balance was $140,377, of which $109,515 is included in long term liabilities.

INDEX

On November 9, 2009, the Company entered into a 12 month secured promissory note with Legacy Texas Bank in the amount of $100,000.  The proceeds of this note payable were used to fund working capital.  The note bears interest at 7% per annum with eleven monthly installments and one final balloon payment due upon maturity in November 2010.  The note is collateralized by all of the Company’s assets.  As of March 31, 2010, the note payable balance was $78,603, all of which is included in current liabilities.

Future scheduled principal payments as of December 31, 2009 are as follows:

Years Ending December 31:
2010	$194,129
2011	162,983
2012	68,760
2013	37,407
2014	12,686
Total scheduled principal payments	$475,965

NOTE 10.  SUBORDINATED DEBT

During January 2010, the Company authorized a $750,000 subordinated debt offering (Subordinated Offering), which contain the issuance of notes paying a 16% coupon with a 1% origination fee at the time of closing.  The maturity date of the notes is January 31, 2013.  Repayment terms of the notes include interest only payments through July 31, 2010.  Thereafter, level monthly payments of principal and interest are made as calculated on a 60 month payment amortization schedule with final balloon payment due at maturity.  The rights of holders of notes issued in the Subordinated Offering are subordinated to any and all liens granted by the Company to a commercial bank or other qualified financial institution in connection with lines of credit or other loans extended to the Company in an amount not to exceed $2,000,000, and liens granted by the Company in connection with the purchase of furniture, fixtures or equipment.  This includes the Legacy Texas Bank debt disclosed in Note 8.  Through March 31, 2010, the Company has raised $270,000 in the Subordinated Offering.

As part of the Subordinated Offering, the Company grants to investors common stock purchase warrants (the “Warrants”) to purchase an aggregate of 200,000 shares of common stock of the Company at an exercise price of $.01 per share.  The 200,000 shares of common stock contemplated to be issued upon exercise of the Warrants are based on an anticipated cumulative debt raise of $750,000.  The investors are granted the Warrants pro rata based on their percentage of investment relative to the $750,000 aggregate principal amount of notes contemplated to be issued in the Subordinated Offering.  The Warrants shall have a term of seven years, exercisable from January 31, 2015 to January 31, 2017.  The Company will have a call option any time prior to maturity, so long as the principal and interest on the notes are fully paid, to purchase the Warrants for an aggregate of $150,000.  After the date of maturity until the date the Warrants are exercisable, Company will have a call option to purchase the Warrants for $200,000.  The call option purchase prices assume a cumulative debt raise of $750,000.

The Company adopted the provisions of FASB ASC 815, “Derivatives and Hedging” (FASB ASC 815).  FASB ASC 815 requires freestanding contracts that are settled in a company’s own stock to be designated as an equity instrument, assets or liability. Under the provisions of FASB ASC 815, a contract designated as an asset or liability must be initially recorded and carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires.  Accordingly, we determined that the warrants should be accounted for as derivative liabilities. As of March 31, 2010, total Warrants outstanding totaled 72,000.  As of March 31, 2010, the derivative liability was $31,825.  The marked to market change was charged to loss in change in fair value of derivative. This derivative will continue to be marked to market in accordance with FASB ASC 815.  The warrants were valued using the Black-Scholes model, which resulted in the fair value of the warrants at $0.44 per share using the following assumptions.

March 31, 2010
Risk-free rate	3.28%
Expected volatility	39.70%
Expected remaining life (in years)	6.83
Dividend yield	0.00%

INDEX

NOTE 11.  RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2010 and 2009, the Company incurred legal costs totaling $0 and $5,790, to a law firm owned by a director of the Company.

For the three months ended March 31, 2010 and 2009, the Company incurred consulting costs totaling $17,700 and $9,000, to two separate entities owned each by a director of the Company.

For the three months ended March 31, 2010 and 2009, the Company incurred interest expense to related parties (See Note 8).

For the three months ended March 31, 2010 and 2009, the Company incurred rent expense totaling $0 and $4,500, to an entity owned by two directors of the Company.

NOTE 12.  INCOME TAXES

For the three months ended March 31, 2010 and 2009, the quarterly effective tax rate of 0% varies from the U.S. federal statutory rate primarily due to certain non-deductible expenses and an increase in the valuation allowance associated with the net operating loss carryforwards. Our deferred tax assets related to other state net operating loss carryforwards remain fully reserved due to uncertainty of utilization of those assets.

Deferred tax assets and liabilities are computed by applying the effective U.S. federal and state income tax rate to the gross amounts of temporary differences and other tax attributes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At March 31, 2010, the Company believed it was more likely than not that future tax benefits from net operating loss carryforwards and other deferred tax assets would not be realizable through generation of future taxable income and are fully reserved.

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

NOTE 13.  COMMITMENTS AND CONTINGENCIES

The Company leases its office facilities and various equipment under non-cancelable operating leases which provide for minimum monthly rental payments.  Pursuant to an office lease dated November 12, 2007, as amended on September 14, 2009, Halo Group is required to make monthly lease payments of $32,663, with an increase in May 2010 to $49,789 per month and in November 2010 to $61,199 per month.  The lease expires on August 14, 2014. Future minimum rental obligations under leases as of March 31, 2010 are as follows:

Years Ending December 31:
2010	$486,947
2011	779,663
2012	774,446
2013	774,050
2014	438,607
Total Minimum lease commitments	$3,253,713

INDEX

For the three months ended March 31, 2010 and 2009, the Company incurred facilities rent expense totaling $128,434 and $90,751.

In the ordinary course of conducting its business, the Company may be subject to loss contingencies including possible disputes or lawsuits.  Management believes that the outcome of such contingencies will not have a material impact on the Company’s financial position or results of future operations.

NOTE 14. STOCK OPTIONS

The Company granted stock options to certain employees under the HGI 2007 Stock Plan, as amended (the “Plan”).   The Company was authorized to issue 2,950,000 shares subject to options, or stock purchase rights under the Plan.  These options vest over a period no greater than two years, are contingently exercisable upon the occurrence of a specified event as defined by the option agreements, and expire upon termination of employment or five years from the date of grant.    At December 31, 2009, pursuant to the terms of the Merger agreement, all options available for issuance under the Plan have been forfeited and consequently the Company has no additional shares subject to options or stock purchase rights available for issuance under the Plan.  As such, there were no options issued during the three months ended March 31, 2010.  As of March 31, 2010, 10,050 option shares have been exercised.  Total stock options outstanding through March 31, 2010 total 2,804,720.  The weighted average remaining contractual life of the outstanding options at March 31, 2010 is approximately 3.54 years.

A summary of stock option activity in the Plan is as follows:

			Weighted
		Exercise	Average
	Number of	Price	Exercise
	Options	Per Option	Price
Outstanding at December 31, 2008	1,481,250	$0.01 – 0.94	$0.06
Granted	1,464,420	.94 – 1.59	1.25
Exercised	-	-	-
Canceled	(118,200)	0.01 – 1.59	0.44
Outstanding at December 31, 2009	2,827,470	$0.01 – 1.59	$0.66
Granted	-	-	-
Exercised	(10,050)	0.01	0.01
Canceled	(12,700)	0.01 – 1.59	0.57
Outstanding at March 31, 2010	2,804,720	$0.01 – 1.59	$0.66

All stock options granted under the Plan and as of March 31, 2010 are contingently exercisable upon the occurrence of a specified event as defined in the option agreements. The specified event (Merger) occurred on September 30, 2009.  As such, equity-based compensation for the contingently exercisable options will be recognized in earnings from issuance date of the options over the vesting period of the options effective September 30, 2009 when the Merger became probable of occurrence.  Total compensation cost to be expensed over the vesting period of stock options is $2,299,244.  For the three months ended March 31, 2010, stock compensation expense totaled $232,049.  For the year ended December 31, 2009, stock compensation expense totaled $1,399,823.  The remaining $667,372 in future stock compensation expense is scheduled to be recognized into earnings over the next 18 months.

INDEX

NOTE 15. SHAREHOLDERS’ EQUITY

Common Stock

As a result of the Merger, the Company issued 305,504,813 common shares to former HGI shareholders and effectuated a 7.57 to 1 reverse stock split.  The 7.57 to 1 reverse stock split resulted in former HGI shareholders retaining 40,355,129 common shares and the Company’s pre-Merger shareholders retaining 1,877,308 common shares of the Company.  The reverse stock split resulted in the Company having 42,232,437 shares outstanding at December 31, 2009.  As a result of the Merger, the pre-Merger HGI shareholders retained approximately 96% and the Company’s pre-Merger shareholders retained approximately 4% of the Company’s common interest on a fully dilutive basis.  The effect of the Company issuing 305,504,813 common shares to the pre-Merger HGI shareholders and affecting a 7.57 to 1 reverse split of the common shares denominated the Company shares in to that of HGI common shares pre-Merger.  At the effective time of the Merger, the legal existence of GVC Merger Corp. ceased.

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

During the three months ended March 31, 2010, 10,051 shares of common stock were issued via the exercise of stock options.  Total common shares outstanding totaled 42,242,488 as of March 31, 2010.

Preferred Stock

In connection with the Merger, the Company authorized 1,000,000 shares of Series Z Convertible Preferred Stock with a par value of $0.001 per share (the “Series Z Convertible Preferred”).  The number of shares of Series Z Preferred Stock may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series Z Preferred Shares to less than the number of shares then issued and outstanding.  In the event any Series Z Preferred Shares shall be converted, (i) the Series Z Preferred Shares so converted shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series Z Preferred Shares set forth in this section shall be automatically reduced by the number of Series Z Preferred Shares so converted and the number of shares of the Corporation’s undesignated Preferred Stock shall be deemed increased by such number.  The Series Z Convertible Preferred is convertible into common shares at the rate of 45 shares of common per one share of Series Z Convertible Preferred.  The Series Z Convertible Preferred has liquidation and other rights in preference to all other equity instruments.  Simultaneously upon conversion of the remaining Preferred Stock A, Preferred Stock B, and Preferred Stock C and outstanding stock options under the HGI 2007 Stock Plan into Series Z Convertible Preferred, they will automatically, without any action on the part of the holders, be converted into common shares of the Company.  During the three months ended March 31, 2010, in connection with the exercise of stock options into common stock noted above, 223 shares of Series Z Convertible Preferred were automatically converted into shares of the Company’s common stock leaving 897,004 shares of authorized undesignated preferred stock in the Company in accordance with the Series Z Convertible Preferred certificate of designation.  As of March 31, 2010 there were 102,996 shares authorized of Series Z Convertible Preferred issued with zero shares issued and outstanding.

The HGI Series A Convertible Preferred Stock (the “Preferred Stock A”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Preferred Stock A would be entitled to upon conversion, as defined in the Preferred Stock A certificate of designation.  The liquidation preference was $782,724, of which $32,724 is an accrued dividend at March 31, 2010.  Holders of the Preferred Stock A are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company.  Following the Merger, the Preferred Stock A is convertible into the Company’s common stock at a conversion price of $1.25 per share.  The Preferred Stock A is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company.  The Preferred Stock A is redeemable at the option of the Company at $1.80 per share prior to conversion.  The Preferred Stock A does not have voting rights.   Preferred Stock A ranks senior to the following capital stock of the Company: (a) Preferred Stock B and Preferred Stock C.

INDEX

The HGI Series B Convertible Preferred Stock (the “Preferred Stock B”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends or (b) the per share amount the holders of the Preferred Stock B would be entitled to upon conversion.  The liquidation preference was $1,034,668, of which $34,668 is an accrued dividend at March 31, 2010.  Holders of the Preferred Stock B are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company.  Following the Merger, the Preferred Stock B is convertible into the Company’s common stock a conversion price of $1.74 per share.  The Preferred Stock B is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company.  The Preferred Stock B is redeemable at the option of the Company at $2.30 per share prior to conversion.  The Preferred Stock B does not have voting rights.    Preferred Stock B ranks senior to the following capital stock of the Company: (a) the Preferred Stock C.

The HGI Series C Convertible Preferred Stock (the “Preferred Stock C”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends or (b) the per share amount the holders of the Preferred Stock C would be entitled to upon conversion.  The liquidation preference was $380,000, of which $0 is an accrued dividend at March 31, 2010.  Holders of the Preferred Stock C are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company.  Following the Merger, the Preferred Stock C is convertible into the Company’s common stock at an initial conversion price of $2.27 per share.  The Preferred Stock C is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company.  The Preferred Stock C is redeemable at the option of the Company at $2.75 per share prior to conversion. . The Preferred Stock C does not have voting rights.   Preferred Stock C ranks senior to the following capital stock of the Company: None.

The Company had outstanding at March 31, 2010, 500,000 shares of Preferred Stock A, 500,000 shares of Preferred Stock B, and 152,000 shares of Preferred Stock C, all with a par value of $0.001.

NOTE 16.  SUBSEQUENT EVENTS

On April 1, 2010, as part of the Subordinated Offering (see Note 10), the Company raised an additional $150,000 in subordinated debt, bringing to total the subordinated debt raised equal to $420,000 of the anticipated $750,000 cumulative debt raise.  Warrants issued associated with this subordinated debt raise totaled 40,000 warrants.

There were no other subsequent events to disclose.

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

INDEX

Results of Operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009

Revenues

Revenue was down $295,099 or 13% to $2,031,925 for the three months ended March 31, 2010 from $2,327,024 for the three months ended March 31, 2009.  The difference is due to the overall reduction in revenue primarily due to several factors including management’s decision to implement a smaller marketing and customer lead budget, a dropoff of sales staff during the holidays preceding the three months ended March 31, 2010, which resulted in a smaller customer pipeline and customers closed during January and February 2010.  Halo continues to innovate and deploy its overall market strategy and reinvent its ability to provide increasingly effective and efficient services to consumers.

Operating Expenses

Sales and marketing expenses include advertising, marketing and customer lead purchases, and direct sales costs incurred including appraisals, credit reports, and contract service commissions.  Sales and marketing expenses increased $85,565 or 26% to $411,488 for the three months ended March 31, 2010 from $325,923 for the three months ended March 31.   This increase is primarily attributable to the increased overall volume of lead generation purchases in various Halo subsidiaries for the three months ended March 31, 2010.  Further, contract service commissions has increased for the three months ended March 31, 2010 attributable to the growth in revenues in Halo Group Realty compared to the three months ended March 31, 2009.

General and administrative expenses increased $310,087 or 53% to $897,398 for the three months ended March 31, 2010 from $587,311 for the three months ended March 31, 2009.  This increase is primarily attributable to the additional costs associated with rent expense to office a growing workforce and variable general and administrative costs incurred to grow revenues.  Several new subsidiaries began operations during 2009, including Halo Loan Modification Services, LLC, Halo Portfolio Advisors, LLC, and Halo Choice Insurance Services, LLC, and as such, there have been increased general and administrative expenses and costs involved to get these companies operating. Additionally, as a result of now being a public company, the Company has incurred increased costs related to its professional fees that were not incurred for the three months ended March 31, 2009.  These services include legal, accounting, and auditing.  Finally, the Company has seen a growth in its allowance for doubtful accounts which is charged to bad debt expense, included within general and administrative expenses.  See significant accounting policies contained in Note 2 to the consolidated financial statements.

Salary, wages and benefits increased $341,430 or 31% to $1,457,123 for the three months ended March 31, 2010 from $1,115,693 for the three months ended March 31, 2009.  Approximately $109,381 of the increase is attributable to additional costs associated with employee head count and more executive and senior management personnel to accommodate a growing business and Halo’s business plan.  The remaining increase of $232,049 is stock option compensation expense for any options that had vested during the three months ended March 31, 2010.  Stock option compensation expense was $0 for the three months ended March 31, 2009.  As noted the significant accounting policies contained in Note 2 to the consolidated financial statements, the fair value of stock options at the date of grant is determined via the Black Scholes model and, since the options were exercisable upon the occurrence of the Merger occurring on September 30, 2009, the fair value of such options is recognized in earnings over the vesting period of the options beginning when the Merger occurred.  Stock compensation expense is a non-cash expense item.

INDEX

Although overall Sales and Marketing expenses and General and Administrative expenses have continued to increase, the Company continues to improve operational efficiencies and effectively manage fixed and variable costs in line with its business plan of growing Halo Companies, Inc.

The Company experienced losses of $1,067,949 to a net loss of $800,554 for the three months ended March 31, 2010 from net income of $267,395 for the three months ended March 31, 2009, primarily attributable to the reasons noted above.

Significant Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.  These policies are contained in Note 2 to the consolidated financial statements and included in Note 2 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009.  There have been no significant changes in our significant accounting policies since the last fiscal year end 2009.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of $207,302.  The increase of $121,212 in cash and cash equivalents from December 31, 2009 was due to cash provided by financing activities of $647,186 offset by a decrease in cash used in operating activities of $496,031 and cash used in investing activities of $29,943.

Net cash used in operating activities was $496,031 for the three months ended March 31, 2010, compared to $135,594 net cash used in operating activities for the three months ended March 31, 2009.  The net cash used in operating activities for the three months ended March 31, 2010 was due to a net loss of $800,554, adjusted primarily by the following: an increase in depreciation of $29,884, an increase in bad debt expense of $376,122, an increase in amortization of share-based compensation expense of $232,049, an increase in accounts payable of $50,839, an increase in deferred rent of $66,955, an increase in accrued liabilities of $105,172 primarily associated with the timing of payroll expense, offset by an increase in accounts receivable of $563,384.  The remaining immaterial variance is related to changes in operating assets and liabilities.

Net accounts receivable increased by $187,262 or 8.5%.  The increase was a result of the increase in gross accounts receivable of $563,384 offset by an increase of $376,122 in bad debt expense.  Allowance for loan loss is discussed in significant accounting policies above.  The increase in accounts receivable was primarily related to the increase in growth in overall sales volume of customers and revenue of Halo Debt Solutions.

The accounts payable increase is primarily the result of the Company’s increase in general and administrative costs which has resulted in an increase in monthly vendor commitments and payables.  The Company pro-actively manages the timing and aging of vendor payables throughout the year.  Deferred rent increased from $187,039 at December 31, 2009 to $253,994 at March 31, 2010, and this increase was related to executed contractual commitment of additional office space in the Company headquarters for which the Company negotiated deferred rental payments.

Net cash used in investing activities was $29,943 for the three months ended March 31, 2010, compared to net cash used in investing activities of $30,037 for the three months ended March 31, 2009.  Our investing activities for the three months ended March 31, 2010 consisted primarily of purchasing property and equipment of $5,443 and an investment by Halo Group Mortgage, LLC, in a joint venture of $24,500 related to our business plan of increasing revenues in our mortgage brokerage subsidiary.  Halo contributed $24,500, equal to a 49% opening equity balance, in the joint venture.  Under a qualitative and quantitative analysis performed in accordance with ASC 810 “Consolidation,” Halo does not meet the requirements of a variable interest entity for which Halo is the primary beneficiary.  As such, the equity method investment is included on the balance sheet in Deposits and Other Assets.

Net cash provided by financing activities was $647,186 for the three months ended March 31, 2010, compared to net cash provided by financing activities of $176,020 for the three months ended March 31, 2009.  Our financing activities for the three months ended March 31, 2010 consisted primarily of the proceeds of $473,355 received from notes payable to related parties, proceeds from subordinated debt of $270,000, offset by $96,270 in payment of principal on notes payable, related party notes payable, and net payments on the line of credit.  The Company did receive proceeds of $101from the exercise of stock options during the three months ended March 31, 2010.

INDEX

As shown below, at March 31, 2010, our contractual cash obligations totaled approximately $4,432,325, all of which consisted of operating lease obligations and debt principal repayment.

	Payments due by December 31,
Contractual Obligations	2010	2011-2012	2013-2014	2015 & Thereafter	Total
Debt Obligations	$1,391,781	$385,884	$189,593	$0	$1,967,258

Operating Lease Obligations	$486,947	$1,554,109	$1,212,657	$0	$3,253,713

Total Contractual Cash Obligations	$1,878,728	$1,939,993	$1,402,250	$0	$5,220,971

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

Off Balance Sheet Transactions and Related Matters

Other than operating leases discussed in Note 13 to the consolidated financial statements, there are no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.

INDEX

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.  Our business is highly leveraged and, accordingly, is highly sensitive to fluctuations in interest rates. Any significant increase in interest rates could have a material adverse affect on our financial condition and ability to continue as a going concern.

Item 4T. Controls and Procedures.

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

None

Item 1A.  Risk Factors

Not required for Smaller Reporting Companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2010, except as included in our Current Reports on Form 8-K, we have not sold any equity securities not registered under the Securities Act.

Item 3.  Defaults Upon Senior Securities

None

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

Date: May 14, 2010	By:	/s/ Brandon Cade Thompson
Brandon Cade Thompson
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2010	By:	/s/ Paul Williams
Paul Williams
Chief Financial Officer
(Principal Financial and Accounting Officer)