Form 10-Q
period 2010-06-30
Halo Companies, Inc.
filed 2010-08-12
CIK 814286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes  [   ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, August 1, 2010:  43,795,640 shares of Common Stock, $.001 par value per share outstanding.

Halo Companies, Inc.
INDEX

PART I.  FINANCIAL INFORMATION

INDEX
Part 1 – Financial Information

Item 1. Financial Statements
Halo Companies, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,303	$86,090
Restricted Cash	115,440	193,130
Trade accounts receivable, net of allowance for doubtful
accounts of $186,758 and $207,074, respectively	2,488,044	2,194,068
Prepaid expenses and other assets	71,763	180,974
Total current assets	2,699,550	2,654,262

PROPERTY, EQUIPMENT AND SOFTWARE, net	391,293	420,578
INVESTMENTS IN UNCONSOLIDATED ENTITIES	31,617
DEPOSITS AND OTHER ASSETS	132,664	32,664

TOTAL ASSETS	3,255,124	3,107,504

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Lines of credit	$240,000	$250,000
Accounts payable	258,075	141,796
Accrued liabilities (including $75,828 and
$30,499 to related parties, respectively)	248,547	259,462
Deferred revenue	33,572	36,840
Current portion of subordinated debt	77,000	-
Current portion of notes payable to related parties	282,647	494,615
Current portion of notes payable	421,951	247,570
Total current liabilities	1,561,792	1,430,283

NOTES PAYABLE, LESS CURRENT PORTION	-	281,847
NOTES PAYABLE TO RELATED PARTY, LESS CURRENT PORTION	-	46,141
SUBORDINATED DEBT, LESS CURRENT PORTION	297,936	-
DERIVATIVE LIABILITY	93,289	-
DEFERRED RENT	286,699	187,039
Total liabilities	2,239,716	1,945,310

EQUITY
Series Z Convertible Preferred Stock, par value $0.01 per share; 101,884 shares
authorized; 0 shares issued and outstanding at June 30, 2010	-	-
Preferred Stock, par value $0.001 per share; 898,116 shares
authorized; 0 shares issued and outstanding at June 30, 2010	-	-
Series X Convertible Preferred Stock, par value $0.01 per share; 125,000 shares
authorized; 101,777 shares issued and outstanding at June 30, 2010	1,018	-
liquidation preference of $1,017,770
Halo Group, Inc. Preferred stock, par value $0.001 per share; 2,000,000 shares authorized
Series A Convertible Preferred Stock;
500,000 shares issued and outstanding at June 30, 2010
liquidation preference of $750,000	500	500
Series B Convertible Preferred Stock;
500,000 shares issued and outstanding at June 30, 2010
liquidation preference of $1,000,000	500	500
Series C Convertible Preferred Stock;
152,000 shares issued and outstanding at June 30, 2010
liquidation preference of $380,000	152	152
Common stock, par value $0.001 per share; 375,000,000 and 375,000,000 shares authorized; 43,423,397 and 42,232,437 shares issued and
outstanding at June 30, 2010 and December 31, 2009, respectively	43,372	42,232
Additional paid-in capital	5,912,199	3,839,952
Accumulated deficit	(4,872,722)	(2,671,031)
Total equity	1,085,019	1,212,305
NONCONTROLLING INTEREST	(69,611)	(50,111)
Total shareholders' equity	1,015,408	1,162,194
TOTAL LIABILITIES AND EQUITY	$3,255,124	$3,107,504
The accompanying notes are an integral part of these consolidated financial statements.

INDEX

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

REVENUE	$2,055,272	$2,494,867	$4,087,197	$4,821,893

OPERATING EXPENSES
Sales and marketing expenses	409,552	306,554	821,040	631,636
General and administrative expenses (including $17,700, $20,785,
$35,400, and $40,075 to related parties, respectively)	982,004	638,929	1,879,402	1,227,083
Salaries, wages, and benefits (including $89,308, $0,
$321,357 and $0 of stock-based compensation)	1,297,221	1,188,459	2,754,344	2,304,152
Total operating expenses	2,688,777	2,133,942	5,454,786	4,162,871

OPERATING INCOME (LOSS)	(633,505)	360,925	(1,367,589)	659,022

OTHER INCOME (EXPENSE)
Income from unconsolidated entities	7,118	-	7,118	-
Loss on change in fair value of derivative	(12,039)	-	(43,864)	-
Interest expense (including $26,705, $8,746, $51,932,
and $32,616 to related parties, respectively)	(60,280)	(18,852)	(105,050)	(49,554)
Net income (loss) from operations, before income tax provision	(698,706)	342,073	(1,509,385)	609,468

INCOME TAX PROVISION	(22,870)	-	(22,870)	-

NET INCOME (LOSS)	(675,836)	342,073	(1,486,515)	609,468

Loss attributable to the noncontrolling interest	9,375	9,121	19,500	9,121

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(666,461)	$351,194	$(1,467,015)	$618,589

Earning per share:
Basic	$(0.016)	$0.009	$(0.034)	$0.015
Diluted	$(0.016)	$0.009	$(0.034)	$0.015

Weighted Average Shares Outstanding
Basic	42,807,741	40,056,000	42,802,715	40,056,000
Diluted	42,807,741	40,956,220	42,802,715	40,885,782

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Halo Companies, Inc. Common Stock		Halo Companies, Inc. Series Z Convertible Preferred Stock		Halo Companies, Inc. Series X Convertible Preferred Stock		Halo Group, Inc. Series A Convertible Preferred Stock		Halo Group, Inc. Series B Convertible Preferred Stock		Halo Group, Inc. Series C Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2008	40,056,000	40,056	-	-	-	-	500,000	500	89,910	90	-	-	1,265,738	(775,073)	-	531,311

Issuance of Series B Convertible Preferred Stock for cash	-	-	-	-	-	-	-	-	219,800	219	-	-	439,381	-	-	439,600

Dividends declared	-	-	-	-	-	-	-	-	-	-	-	-	(21,465)	-	-	(21,465)

Net income attributable to common shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	618,589	-	618,589

Allocation of loss to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(9,121)	(9,121)

Balance at June 30, 2009	40,056,000	$40,056	-	$-	-	$-	500,000	$500	309,710	$309	-	$-	$1,683,654	$(156,484)	$(9,121)	$1,558,914

Balance at December 31, 2009	42,232,437	42,232	-	-	-	-	500,000	500	500,000	500	152,000	152	3,839,952	(2,671,031)	(50,111)	1,162,194

Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	321,357	-	-	321,357

Exercise of Stock Options	60,100	60	-	-	-	-	-	-	-	-	-	-	542	-	-	602

Issuance of Common Stock shares as payment of stock and discretionary dividends (FN 15)	1,080,456	1,080	-	-	-	-	-	-	-	-	-	-	733,596	(734,676)	-	-

Issuance of Series X Convertible Preferred Stock for cash (FN 15)	-	-	-	-	68,577	686	-	-	-	-	-	-	685,084	-	-	685,770

Issuance of Series X Convertible Preferred Stock in exchange for debt (FN 15)	-	-	-	-	33,200	332	-	-	-	-	-	-	331,668	-	-	332,000

Net loss attributable to common shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,467,015)	-	(1,467,015)

Allocation of loss to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(19,500)	(19,500)

Balance at June 30, 2010	43,372,993	$43,372	-	$-	101,777	$1,018	500,000	$500	500,000	$500	152,000	$152	$5,912,199	$(4,872,722)	$(69,611)	$1,015,408

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATIONS

Net income (loss)	$(1,467,015)	$618,589
Adjustments to reconcile net income to net cash
used in operating activities
Depreciation	72,181	16,311
Bad debt expense	820,283	503,376
Earnings from investments in unconsolidated entities	(7,118)	-
Stock based compensation	321,357	-
Noncontrolling interest	(19,500)	(19,246)
Changes in operating assets and liabilities:
Accounts receivable	(1,114,259)	(1,578,012)
Restricted cash	77,690	22,014
Prepaid expenses and other current assets	109,211	15,539
Accounts payable	116,279	(13,284)
Accrued liabilities	(10,915)	4,907
Derivative Liability	93,289	-
Deferred rent	99,660	44,210
Deferred revenue	(3,268)	16,984
Net cash used in operating activities	(912,125)	(368,612)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in joint venture	(24,499)	-
Purchases of property and equipment	(42,896)	(172,007)
Deposits	(100,000)	-
Net cash used in investing activities	(167,395)	(172,007)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from issuance of preferred stock	331,999	439,600
Issuance of common stock for the exercise of stock options	602	-
Net payments on lines of credit	(10,000)	(248,400)
Proceeds from notes payable	-	541,000
Principal payments on notes payable	(107,466)	(33,459)
Proceeds from notes payable to related parties	553,355	80,000
Principal payments on notes payable to related parties	(125,693)	(162,946)
Proceeds from subordinated debt	420,000	-
Debt discount for subordinated debt	(45,064)	-
Dividends paid to shareholders	-	(21,798)
Net cash provided by financing activities	1,017,733	593,997

Net increase (decrease) in cash and cash equivalents	(61,787)	53,378

CASH AND CASH EQUIVALENTS, beginning of period	86,090	180,349

CASH AND CASH EQUIVALENTS, ending of period	$24,303	$233,727

SUPPLEMENTAL INFORMATION
Cash paid for taxes	$16,000	$-
Cash paid for interest	$60,509	$47,737
NONCASH SUPPLEMENTAL INFORMATION
Conversion of debt	$685,771	$-

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

Halo Companies, Inc.
Notes To Consolidated Financial Statements
June 30, 2010

NOTE 1.  ORGANIZATION AND RECENT DEVELOPMENTS

UMerger

Halo Companies, Inc. (“Halo” or the “Company”) was incorporated under the laws of the State of Delaware on December 9, 1986.  Its principal executive offices are located at One Allen Center, Suite 500, 700 Central Expy South, Allen, Texas 75013 and its telephone number is 214-644-0065.

Pursuant to an Agreement and Plan of Merger dated September 17, 2009 (the “Merger Agreement”), by and among GVC Venture Corp., a Delaware corporation, together with its subsidiaries, GVC Merger Corp., a Texas corporation and wholly owned subsidiary of the Company and Halo Group, Inc., a Texas corporation (“HGI”), GVC Merger Corp. merged with HGI, with HGI remaining as the surviving corporation and becoming a subsidiary of the Company (the “Merger”).  The Merger was effective as of September 30, 2009, upon the filing of a certificate of merger with the Texas Secretary of State.   The Company subsequently filed a restated Certificate of Incorporation with the Delaware Secretary of State effective December 11, 2009 which, among other things, effected a name change from GVC Venture Corp. to Halo Companies, Inc.

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

UNature of Business

HGI was formed on January 25, 2007 and through its wholly-owned subsidiaries Halo Debt Solutions, Inc. (“HDS”), Halo Group Mortgage, LLC (“HGM”), Halo Group Realty, LLC (“HGR”), Halo Credit Solutions, LLC (“HCS”), Halo Benefits, Inc. (“HBI”), previously doing business as Halo Group Consulting, Inc. (HGC), Halo Loan Modification Services, LLC (“HLMS”), Halo Select Insurance Services, LLC (“HSIS”), Halo Financial Services, LLC (“HFS”), and Halo Portfolio Advisors, LLC (HPA), provides debt settlement, mortgage services, real estate brokerage, credit restoration, association benefit services, loan modification services, insurance brokerage, and financial education to customers throughout the United States.  HPA exists to market all of the Company’s operations into turnkey solutions for strategic business to business opportunities with major debt servicers and lenders.  The Company’s corporate office is located in Allen, Texas.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements as of June 30, 2010, and for the three and six month  periods ended June 30, 2010 and 2009 include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Certain balances have been reclassified in prior period to be consistent with current year presentation.

Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, have been condensed.

INDEX

URevenue Recognition and Accounts Receivable

The Company generally recognizes revenue in the period in which services are provided.  HDS recognizes its revenue over the average service period, defined as the average length of time it takes to receive a contractually obligated settlement offer from each creditor, calculated on the entire HDS client base, currently eight months.  The service being provided for each client is evaluated at an individual creditor level, thus the revenue recognition period estimate is calculated at an individual creditor level.  The estimate is derived by comparing (i) the weighted average length of time from when the creditor was enrolled with HDS, to (ii) the time HDS received a contractually obligated settlement offer, per creditor, on all accounts since the inception of HDS, to (iii) the weighted average length of time all other creditors that are currently enrolled at the time of the estimate that have not received a contractually obligated settlement offer. This dual approach ensures a holistic representation of the service period. There are several factors that can affect the average service period, including economic conditions, number of clients enrolled, operational efficiencies, the time of year, and creditor dispositions.  Therefore, the average service period is analyzed on a quarterly basis ensuring an accurate revenue recognition period estimate.  In the event that the average service period estimate changes, HDS will prospectively reamortize the remaining revenue to be recognized on current clients and recognize all future revenue pursuant to the new estimate.  Provisions for discounts, refunds and bad debt are provided over the period the related revenue is recognized. Cash receipts from customers in advance of revenue recognized are recorded as deferred revenue.

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

HDS receivables represent 99.2% of total accounts receivable at June 30, 2010.

UNet Income Per Common Share

Basic net income per share is computed by dividing (i) net income available to common shareholders (numerator), by (ii) the weighted average number of common shares outstanding during the period (denominator).  Diluted net income per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period.  At June 30, 2010 and 2009, there were 3,510,469 and 956,167 shares, respectively, underlying potentially dilutive convertible preferred stock and stock options outstanding.  These shares were not included in weighted average shares outstanding for the period ending June 30, 2010 because their effect is anti-dilutive due to the Company’s reported net loss.

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
U

Principles of Consolidation

The consolidated financial statements of the Company for the three and six months ended June 30, 2010 include the combined financial results of HCI, HGI, HCS, HDS, HGM, HGR, HBI, HLMS, HSIS, HCIS (defined below), HFS, and HPA.  All significant intercompany transactions and balances have been eliminated in consolidation.

INDEX

The consolidated financial statements of the Company for the three and six months ended June 30, 2009 include the combined financial results of HGI, HCS, HDS, HGM, HGR, HBI, HLMS, HSIS, and HFS.  All significant intercompany transactions and balances have been eliminated in consolidation.

UCash and Cash Equivalents

The Company considers all liquid investments with a maturity of 90 days or less to be cash equivalents.

URestricted Cash

Restricted cash represents collections from customers that are processed and held by a merchant bank in the ordinary course of business. Previously, ninety-five percent of these funds were made available to the Company as determined by the bank, normally within 7 business days.  Five percent of funds collected from customers by the bank were released to the Company after 90 days, less amounts withheld to cover potential losses by the bank.  During April 2010, the Company updated the agreement such that $100,000 in total funds would be kept by the bank to cover potential losses by the bank and 100% of all future cash collections from customers are made available to the Company as determined by the bank, normally within 7 business days.  As a result of the updated agreement, $100,000 of restricted cash was reclassified to deposits and other assets.  At the time of the updated agreement, the Company had approximately $125,000 in the 90 day reserve account and as such received approximately $25,000 back into its operating cash account.
U

Deposits

 Deposits and other assets include $100,000 in funds kept by a merchant bank to cover potential losses by the bank from customer cancellations.  The remaining balance includes $32,664 in deposits held with the Company’s office facilities lessor.

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

UInvestment in Unconsolidated Entities

During the six months ended June 30, 2010, HGM began operations in a joint venture agreement with another entity for the purposes of providing mortgage banking services to consumers.  HGM accounts for the 49% investment in the joint venture under the equity method.

Equity method investments are included in investments in unconsolidated entities.  Earnings on these investments are recorded in income from unconsolidated entities in the consolidated statements of operations.  As of June 30, 2010, the investment in the joint venture was $31,617.  Income earned on the joint venture for the three and six months ended June 30, 2010 was $7,118 and $7,118.

INDEX

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

Long-lived assets are reviewed on an annual basis or whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by that asset. If it is determined that the carrying amount of an asset may not be recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Fair value is the estimated value at which the asset could be bought or sold in a transaction between willing parties.  There were no impairment charges for the three or six months ended June 30, 2010 and 2009.

Equity-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with ASC 718 “Compensation-Stock Compensation” (formerly SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”)).  Under ASC 718, the fair value of stock options at the date of grant which are contingently exercisable upon the occurrence of a specified event is recognized in earnings over the vesting period of the options beginning when the specified events become probable of occurrence.  The specified event (Merger) occurred on September 30, 2009.  As of September 30, 2009, there was no active market for the Company’s common shares and management has not been able to identify a similar publicly held entity that can be used as a benchmark.  Therefore, as a substitute for volatility, the Company used the historical volatility of the Dow Jones Small Cap Consumer Finance Index, which is generally representative of the Company’s size and industry. There has been no new stock compensation awarded since September 30, 2009.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date of the fair value of the equity instrument issued is the earlier of (i) the date on which the counterparty’s performance is complete, or (ii) the date on which it is probable that performance will occur.

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

INDEX

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

The Company accounts for its position in tax uncertainties under  ASC 740-10. ASC 740-10 establishes standards for accounting for uncertainty in income taxes. ASC 740-10 provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. ASC 740-10 applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) No additional liabilities have been recognized as a result of the implementation. The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the three and six months ended June 30, 2010.

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

INDEX

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

In June 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles” This statement’s objective is to communicate that the FASB ASC will become the single official source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the ASC will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009; and the Company adopted this standard in the third quarter of 2009. The adoption of ASC 105 did not have a material effect on the Company’s financial statements.

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

In June 2009, the FASB issued ASC 860, “Transfers and Services”. This statement requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. ASC 860 also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets and requires additional disclosures. ASC 860 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period. Earlier application is prohibited.  Management does not expect that the adoption of ASC 860 will have a material effect on the Company’s financial position and results of operations.

In December 2007, the FASB issued ASC 810 “Consolidation”.  ASC 810 requires that (a) non-controlling (minority) interest be reported as a component of shareholders' equity; (b) net income attributable to the parent and to the non-controlling interest be separately identified in the consolidated statement of operations; (c) changes in a parent's ownership interest while the parent retains its controlling interest be accounted for as equity transactions; (d) any retained non-controlling equity investment upon the deconsolidation of the subsidiary be initially measured at fair value; and (e) sufficient disclosures are provided that clearly identify and distinguish between the interest of the parent and the interests of the non-controlling owners. ASC 810 is effective for fiscal years beginning after December 15, 2008, and applied to the Company in the quarter ended September 30, 2009. The Company revised its disclosures regarding minority interest, but there was no material effect from the adoption of ASC 810.

INDEX

NOTE 3.  CONCENTRATIONS OF CREDIT RISK

The Company maintains aggregate cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). During 2010, the FDIC insured cash accounts up to $250,000.  At June 30, 2010, the Company’s cash accounts in different financial institutions were all less than the $250,000 FDIC insured amount.

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

There are no assurances that additional financing will be available on favorable terms, or at all.  If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures.  The failure to adequately fund its capital requirements could have a material adverse effect on the Company’s business, financial condition and results of operations.  Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders, and incurring additional indebtedness could involve the imposition of covenants that restrict the Company operations.  The Company has incurred an accumulated deficit of $4,872,722 as of June 30, 2010.  However, of the accumulated deficit, $1,721,181 of expense was incurred as stock-based compensation; $93,289 was loss on change in fair value of derivative, both of which are non-cash expenses.   Further, $734,676 of the accumulated deficit is related to the issuance of stock dividends, also non cash reductions in the accumulated deficit. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5.  PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software consist of the following as of June 30, 2010 and December 31, 2009, respectively:

Computers and purchased software	$161,764	$155,973
Furniture and equipment	436,716	430,755
	598,480	586,728
Less: accumulated depreciation	(207,187)	(166,150)
	$391,293	$420,578

Depreciation totaled $42,297, $72,181, $3,890, and $16,311 for the three and six months ended June 30, 2010 and 2009.

NOTE 6.  ACCRUED LIABILITIES

The Company accounted for $248,547 in accrued liabilities at June 30, 2010.  Included in this accrual was $148,294 in salaries and wages payable, $78,138 in accrued interest, and $22,115 in other.  The Company accounted for $259,462 in accrued liabilities at December 31, 2009.  Included in this accrual was $228,168 in salaries and wages payable, $24,127 in accrued interest, and $7,167 in other.

INDEX

NOTE 7.  LINE OF CREDIT

On March 6, 2009, the Company entered into a revolving line of credit (“LOC”) facility with Legacy Texas Bank (“LTB”) which provides maximum borrowings of $250,000, subject to a borrowing base, and bears interest at the bank’s rate as defined as prime plus 1% (6% floor).  On September 6, 2009, the Company increased the line of credit $75,000 to a maximum borrowing amount of $325,000, subject to a borrowing base, with the same interest rate.  The $325,000 maximum borrowing amount includes a $75,000 letter of credit to the Company’s business office lessor.  As of June 30, 2010, the Company has received net advances totaling $240,000 under this LOC.  As of December 31, 2009, the Company had received net advances totaling $250,000 under this LOC.  The LOC is cross collateralized by all of the Company’s assets.

Subsequent to June 30, 2010, the Company modified and amended the LOC facility agreement with LTB modifying the maturity date.  The maturity date of the LOC is now August 20, 2010.  See further discussion in Notes Payable (Note 9).

NOTE 8.  NOTES PAYABLE DUE TO RELATED PARTIES

On May 10, 2010, several related party note holders entered into irrevocable agreements to cancel certain related party indebtedness owed to them for consideration in full of the issuance of respective equivalent dollar amount of shares in the Company’s Series X Preferred Stock, valued at $10.00 per share.  The transactions resulted in the net paydown of related party notes of $685,771 and a corresponding increase in Series X Preferred Stock of 68,577 shares totaling $685,771.  Interest accrued on these related party note balances until May 2010.

The remaining notes payable due to related parties as of June 30, 2010, reside in two notes as follows;

During April 2009 the Company entered into one unsecured promissory note with a related party for a working capital advance to the Company in the amount of $65,000 (the “Related Party Note”).  The Related Party Note bears interest at a rate of 8% per annum and is a monthly installment note with final maturity of April 2011.  All interest and principal is due upon maturity.  As of June 30, 2010, the amount outstanding under the Related Party Note totaled $52,063, included in current portion of notes payable to related parties.  As of December 31, 2009, the amount outstanding under the Related Party Note totaled $57,756, of which $46,141 was included in long term liabilities.

During November 2009 the Company entered into one unsecured promissory note with a related party for a working capital advance to the Company in the amount of $60,000 (Related Party Note 4).  Related Party Note 4 bears interest at a rate of 8% per annum with a maturity date of April, 2010.  All interest and principal is due upon maturity.  At December 31, 2009, the amount outstanding under the Related Party Note 4 totaled $30,000.  On January 5, 2010, the Company entered into one unsecured promissory note with a related party for a working capital advance to the Company in the amount of $230,584 (Amended Related Party Note 4).  This note includes the refinancing of the $30,000 outstanding Related Party Note 4 and the associated $584 of accrued interest from the respective related party note.  The note bears interest at a rate of 16% per annum with a maturity date of October 17, 2010.  All interest and principal is due upon maturity.  As of June 30, 2010, the amount outstanding under the Amended Related Party Note 4 totaled $230,584.

The Company incurred $26,705, $51,932, $8,746 and $32,616 of interest expense to directors and other related parties during the three and six months ended June 30, 2010 and 2009.  Accrued interest due to directors and other related parties totaled $75,828 and $30,499 at June 30, 2010 and December 31, 2009, respectively.

NOTE 9.  NOTES PAYABLE

On March 6, 2009, the Company entered into a 36 month secured promissory note with Legacy Texas Bank in the amount of $374,000.  The note bears interest at the Federal Home Loan Bank (FHLB) 2.5 to 3 year rate plus 3.25% (6.16% fixed rate over the term of the note).  As of June 30, 2010, the note payable balance was $226,710, included in current portion of notes payable.  See below for maturity date.

INDEX

               On April 15, 2009, the Company entered into a 60 month secured promissory note with Legacy Texas Bank in the amount of $167,000.  The proceeds of this note payable were used to purchase communication equipment.  The note bears interest at 7% per annum with monthly installments.  As of June 30, 2010, the note payable balance was $132,898, included in current portion of notes payable.  See below for maturity date.

On November 9, 2009, the Company entered into a 12 month secured promissory note with Legacy Texas Bank in the amount of $100,000.  The proceeds of this note payable were used to fund working capital.  The note bears interest at 7% per annum with eleven monthly installments and one final balloon payment due upon maturity.  As of June 30, 2010, the note payable balance was $62,343, all of which is included in current portion of notes payable.  See below for maturity date.

The notes are collateralized by all of the Company’s assets.  The notes have a current maturity date of August 20, 2010.

NOTE 10.  SUBORDINATED DEBT

During January 2010, the Company authorized a $750,000 subordinated debt offering (Subordinated Offering), which contain the issuance of notes paying a 16% coupon with a 1% origination fee at the time of closing.  The maturity date of the notes is January 31, 2013.  Repayment terms of the notes include interest only payments through July 31, 2010.  Thereafter, level monthly payments of principal and interest are made as calculated on a 60 month payment amortization schedule with final balloon payment due at maturity.  The rights of holders of notes issued in the Subordinated Offering are subordinated to any and all liens granted by the Company to a commercial bank or other qualified financial institution in connection with lines of credit or other loans extended to the Company in an amount not to exceed $2,000,000, and liens granted by the Company in connection with the purchase of furniture, fixtures or equipment.  This includes the Legacy Texas Bank debt disclosed in Note 7 and Note 9.  As of June 30, 2010, the Company has raised $420,000 in the Subordinated Offering.

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

The Company adopted the provisions of FASB ASC 815, “Derivatives and Hedging” (FASB ASC 815).  FASB ASC 815 requires freestanding contracts that are settled in a company’s own stock to be designated as an equity instrument, assets or liability. Under the provisions of FASB ASC 815, a contract designated as an asset or liability must be initially recorded and carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires.  Accordingly, the Company determined that the warrants should be accounted for as derivative liabilities and has recorded the initial value as a debt discount which will be amortized into interest expense using the effective interest method.  As of June 30, 2010, the balance of debt discount is $45,064, included in subordinated debt balance.  Subsequent changes to the marked-to-market value derivative liability will be recorded in earnings as derivative gains and losses. As of June 30, 2010, there were 112,000 warrants outstanding with a derivative liability of $93,289.  The warrants were valued using the Black-Scholes model, which resulted in the fair value of the warrants at $0.83 per share using the following assumptions;

June 30, 2010
Risk-free rate	2.42%
Expected volatility	96.49%
Expected remaining life (in years)	6.59
Dividend yield	0.00%

INDEX

NOTE 11.  RELATED PARTY TRANSACTIONS

For the three and six months ended June 30, 2010 and 2009, the Company incurred legal costs totaling $0, $0, $6,285 and $12,075, to a law firm owned by a director of the Company.

For the three and six months ended June 30, 2010 and 2009, the Company incurred consulting costs totaling $17,700, $35,400, $10,000, and $19,000 to two separate entities owned each by a director of the Company.

For the three and six months ended June 30, 2010 and 2009, the Company incurred interest expense to related parties (See Note 8).

For the three and six months ended June 30, 2010 and 2009, the Company incurred rent expense totaling $0, $0, $4,500 and $9,000, to an entity owned by two directors of the Company.

NOTE 12.  INCOME TAXES

For the three and six months ended June 30, 2010 and 2009, the quarterly effective federal tax rate of 0% varies from the U.S. federal statutory rate primarily due to certain non-deductible expenses and an increase in the valuation allowance associated with the net operating loss carryforwards. Our deferred tax assets related to other state net operating loss carryforwards remain fully reserved due to uncertainty of utilization of those assets.  The $22,870 reduction in the provision included on the consolidated statements of operations is a provision to return true up for statutory franchise tax.

Deferred tax assets and liabilities are computed by applying the effective U.S. federal and state income tax rate to the gross amounts of temporary differences and other tax attributes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At June 30, 2010, the Company believed it was more likely than not that future tax benefits from net operating loss carryforwards and other deferred tax assets would not be realizable through generation of future taxable income and are fully reserved.

The Company has net operating loss (“NOL”) carryforwards of approximately $2,900,000 available for federal income tax purposes, which expire from 2010 to 2029.  Certain substantial ownership changes, as defined in Internal Revenue Code Section 382, limit the utilization of the available NOLs (the Section 382 Limitation).  The Section 382 Limitation is calculated by multiplying the fair market value of the loss corporation immediately preceding the change of ownership by the long-term, tax-exempt rate prescribed by the IRS.

NOTE 13.  COMMITMENTS AND CONTINGENCIES

The Company leases its office facilities and various equipment under non-cancelable operating leases which provide for minimum monthly rental payments.  Pursuant to an office lease dated November 12, 2007, as amended on September 14, 2009, Halo Group is required to make monthly lease payments of $32,663, with an increase in May 2010 to $49,789 per month and in November 2010 to $61,199 per month.  The lease expires on August 14, 2014. Future minimum rental obligations under leases as of June 30, 2010 are as follows:

INDEX

Years Ending December 31:
2010	$343,931
2011	779,663
2012	774,446
2013	774,050
2014	438,607
Total Minimum lease commitments	$3,110,697

                 For the three and six months ended June 30, 2010 and 2009, the Company incurred facilities rent expense totaling $148,971, $277,405, $80,979, and $171,730.

                 In the ordinary course of conducting its business, the Company may be subject to loss contingencies including possible disputes or lawsuits.  Management believes that the outcome of such contingencies will not have a material impact on the Company’s financial position or results of future operations.

NOTE 14. STOCK OPTIONS

The Company granted stock options to certain employees under the HGI 2007 Stock Plan, as amended (the “Plan”).   The Company was authorized to issue 2,950,000 shares subject to options, or stock purchase rights under the Plan.  These options vest over a period no greater than two years, are contingently exercisable upon the occurrence of a specified event as defined by the option agreements, and expire upon termination of employment or five years from the date of grant.    At September 30, 2009, pursuant to the terms of the Merger Agreement, all options granted prior to the Merger were assumed by the Company and any options available for issuance under the Plan but unissued, have been forfeited and consequently the Company has no additional shares subject to options or stock purchase rights available for issuance under the Plan.  As such, there were no options issued during the three or six months ended June 30, 2010.  As of June 30, 2010, 60,100 option shares have been exercised.  Total stock options outstanding through June 30, 2010 total 2,753,470.  The weighted average remaining contractual life of the outstanding options at June 30, 2010 is approximately 3.30 years.

A summary of stock option activity in the Plan is as follows:

			Weighted
		Exercise	Average
	Number of	Price	Exercise
	Options	Per Option	Price
Outstanding at December 31, 2008	1,481,250	$0.01 – 0.94	$0.06
Granted	1,464,420	.94 – 1.59	1.25
Exercised	-	-	-
Canceled	(118,200)	0.01 – 1.59	0.44
Outstanding at December 31, 2009	2,827,470	$0.01 – 1.59	$0.66
Granted	-	-	-
Exercised	(60,100)	0.01	0.01
Canceled	(13,900)	0.01 – 1.59	0.60
Outstanding at June 30, 2010	2,753,470	$0.01 – 1.59	$0.66

INDEX

All stock options granted under the Plan and as of June 30, 2010 became exercisable upon the occurrence of the Merger that occurred on  September 30, 2009.  As such, equity-based compensation for the options will be recognized in earnings from issuance date of the options over the vesting period of the options effective September 30, 2009.  Total compensation cost to be expensed over the vesting period of stock options is $2,299,244.  For the three and six months ended June 30, 2010, stock compensation expense totaled $89,308 and $321,357.  For the year ended December 31, 2009, stock compensation expense totaled $1,399,823.  The remaining $578,064 in future stock compensation expense is scheduled to be recognized into earnings over the next 15 months.

NOTE 15. SHAREHOLDERS’ EQUITY

Common Stock

During June 2010, the Company’s Board of Directors declared a stock dividend of Halo Companies Inc. common stock to all holders of HGI Series A Preferred, Series B Preferred, and Series C Preferred (all defined below) for all accrued dividends up through June 30, 2010.  This resulted in an issuance of 300,284 shares of common stock valued at $204,176.  The common stock was valued using the Black-Scholes model, which resulted in the fair value of the common stock at $0.68 per share.   In addition to the stock dividend, in June 2010, the Board also authorized to all HGI Series A Preferred, Series B Preferred, and Series C Preferred holders a 25% discretionary stock dividend calculated based on the cash value of each Series A Preferred, Series B Preferred and Series C Preferred holders’ cumulative cash investment in the respective HGI preferred shares to date.  This resulted in the issuance of 780,172 shares of common stock valued at $530,500.  The discretionary dividend was also valued using the Black-Scholes model resulting in a fair value per share of common stock of $0.68.  Collectively, the stock dividend and discretionary stock dividend resulted in the issuance of 1,080,456 shares of common stock valued at $734,676.  The issuance of these shares resulted in an increase in the accumulated deficit of $734,676.

During the six months ended June 30, 2010, 60,100 shares of common stock were issued via the exercise of stock options.

Total common shares outstanding totaled 43,423,397 as of June 30, 2010.

Preferred Stock

In connection with the Merger, the Company authorized 1,000,000 shares of Series Z Convertible Preferred Stock with a par value of $0.001 per share (the “Series Z Convertible Preferred”).  The number of shares of Series Z Preferred Stock may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series Z Preferred Shares to less than the number of shares then issued and outstanding.  In the event any Series Z Preferred Shares shall be converted, (i) the Series Z Preferred Shares so converted shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series Z Preferred Shares set forth in this section shall be automatically reduced by the number of Series Z Preferred Shares so converted and the number of shares of the Corporation’s undesignated Preferred Stock shall be deemed increased by such number.  The Series Z Convertible Preferred is convertible into common shares at the rate of 45 shares of common per one share of Series Z Convertible Preferred.  The Series Z Convertible Preferred has liquidation and other rights in preference to all other equity instruments.  Simultaneously upon conversion of the remaining Series A Preferred, Series B Preferred, and Series C Preferred and exercise of any outstanding stock options issued under the HGI 2007 Stock Plan into Series Z Convertible Preferred, they will automatically, without any action on the part of the holders, be converted into common shares of the Company.  During the six months ended June 30, 2010, in connection with the exercise of stock options into common stock noted above, 1,335 shares of Series Z Convertible Preferred were automatically converted into shares of the Company’s common stock leaving 898,116 shares of authorized undesignated preferred stock in the Company in accordance with the Series Z Convertible Preferred certificate of designation.  As of June 30, 2010 there were 101,844 shares of Series Z Preferred authorized with zero shares issued and outstanding.

INDEX

The Company authorized 125,000 shares of Series X Convertible Preferred Stock with a par value of $0.01 per share (the “Series X Preferred”).  The number of shares of Series X Preferred may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series X Preferred to less than the number of shares then issued and outstanding.  In the event any Series X Preferred Shares shall be redeemed, (i) the Series X Preferred so redeemed shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series X Preferred Shares set forth in this section shall be automatically reduced by the number of Series X Preferred Shares so redeemed and the number of shares of the Corporation's undesignated Preferred Stock shall be deemed increased by such number.  The Series X Preferred Shares rank senior to the Company’s common stock to the extent of $10.00 per Series X Preferred Shares and on a parity with the Company’s common stock as to amounts in excess thereof.  The holders of Series X Preferred shall not have voting rights.  Holders of the Series X Preferred shall be entitled to receive, when and as declared by the board of directors, dividends at an annual rate of 9% payable in cash when declared by the board.  Holders of Series X Preferred have a liquidation preference per share equal to $10.00.  The liquidation preference was $1,017,770 as of June 30, 2010.  As of June 30, 2010, there were 125,000 shares authorized with 101,777 shares issued and outstanding.  Of the 101,777 shares issued and outstanding, 68,577 shares were related to the conversion from notes payable due to related parties discussed in Note 8.  The remaining 33,200 shares were issued during the three months ended June 30, 2010 for cash consideration.

The HGI Series A Convertible Preferred Stock (the “Series A Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series A Preferred would be entitled to upon conversion, as defined in the Series A Preferred certificate of designation.  The liquidation preference was $750,000, of which $0 is an accrued dividend at June 30, 2010.  See Common Stock section above for stock dividends issued in June 2010.  Holders of the Series A Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company.  Following the Merger, the Series A Preferred is convertible into the Company’s common stock at a conversion price of $1.25 per share.  The Series A Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company.  The Series A Preferred is redeemable at the option of the Company at $1.80 per share prior to conversion.  As of June 30, 2010, there have been zero shares of Series A Preferred converted or redeemed.  The Series A Preferred does not have voting rights.   The Series A Preferred ranks senior to the following capital stock of the Company: (a) Series B Preferred, and (b) Series C Preferred.

The HGI Series B Convertible Preferred Stock (the “Series B Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends or (b) the per share amount the holders of the Series B Preferred would be entitled to upon conversion.  The liquidation preference was $1,000,000, of which $0 is an accrued dividend at June 30, 2010.  See Common Stock section above for stock dividends issued in June 2010.  Holders of the Series B Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company.  Following the Merger, the Series B Preferred is convertible into the Company’s common stock at a conversion price of $1.74 per share.  The Series B Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company.  The Series B Preferred is redeemable at the option of the Company at $2.30 per share prior to conversion.  As of June 30, 2010, there have been zero shares of Series B Preferred converted or redeemed.  The Series B Preferred does not have voting rights.    Series B Preferred ranks senior to the following capital stock of the Company: the Series C Preferred.

The HGI Series C Convertible Preferred Stock (the “Series C Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends or (b) the per share amount the holders of the Series C Preferred would be entitled to upon conversion.  The liquidation preference was $380,000, of which $0 is an accrued dividend at June 30, 2010.  See Common Stock section above for stock dividends issued in June 2010.  Holders of the Series C Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company.  Following the Merger, the Series C Preferred is convertible into the Company’s common stock at an initial conversion price of $2.27 per share.  The Series C Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company.  The Series C Preferred is redeemable at the option of the Company at $2.75 per share prior to conversion.  As of June 30, 2010, there have been zero shares of Series C Preferred converted or redeemed.   The Series C Preferred does not have voting rights.   Series C Preferred ranks senior to the following capital stock of the Company: None.

INDEX

The Company had issued and outstanding at June 30, 2010, 500,000 shares of Series A Preferred, 500,000 shares of Series B Preferred, and 152,000 shares of Series C Preferred, all with a par value of $0.001.

NOTE 16.  SUBSEQUENT EVENTS

On July 19, 2010, the board of directors approved the Company’s 2010 Incentive Stock Plan (2010 Stock Plan).  The 2010 Stock Plan allows for the reservation of 7,000,000 shares of the Company’s common stock for issuance under the plan.  The 2010 Stock Plan becomes effective July 19, 2010 and terminates July 18, 2020.  Prior to this filing, no shares have been issued under the 2010 Stock Plan.

Subsequent to June 30, 2010, several holders of HGI Series A Preferred, Series B Preferred, and Series C Preferred converted 215,501 shares of preferred stock into 252,647 shares of common stock.  These conversions were subject to the conversion price per share discussed in Shareholders’ Equity (Note 15).  These conversions represent approximately 19% of the Series A Preferred, Series B Preferred, and Series C Preferred issued and outstanding shares as of June 30, 2010.

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

INDEX

Results of Operations for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009

Revenues

Revenue was down $439,595 or 18% to $2,055,272 for the three months ended June 30, 2010 from $2,494,867 for the three months ended June 30, 2009.  Revenue was down $734,696 or 15% to $4,087,197 for the six months ended June 30, 2010 from $4,821,893 for the six months ended June 30, 2009.  The difference is due to the overall reduction in revenue primarily due to several factors including management’s decision to implement a smaller marketing and customer lead budget and a reduced sales team in HDS.  The Company continues to implement marketing dollars in several of its smaller subsidiaries in an effort to increase those subsidiaries top line revenues as part of the Company’s long term growth plans.  Those subsidiaries include HGR, HSIS, HGM, and HFS.  These entities revenue growth offsets that of Halo’s primary subsidiary.  Halo continues to innovate and deploy its overall market strategy and reinvent its ability to provide increasingly effective and efficient services to consumers.

Operating Expenses

Sales and marketing expenses include advertising, marketing and customer lead purchases, and direct sales costs incurred including appraisals, credit reports, and contract service commissions.  Sales and marketing expenses increased $102,998 or 34% to $409,552 for the three months ended June 30, 2010 from $306,554 for the three months ended June 30, 2009.   Sales and marketing expenses increased $189,404 or 30% to $821,040 for the six months ended June 30, 2010 from $631,636 for the six months ended June 30, 2009.  This increase is primarily attributable to the increased contract service commissions associated with HGR, in which Halo pays its independent agents commissions on the closing of residential real estate brokerage services.  The increase for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 is also attributable to the overall volume of lead generation purchases during the first half of the six months ended June 30, 2010.

General and administrative expenses increased $343,075 or 54% to $982,004 for the three months ended June 30, 2010 from $638,929 for the three months ended June 30, 2009.  General and administrative expenses increased $652,319 or 53% to $1,879,402 for the six months ended June 30, 2010 from $1,227,083 for the six months ended June 30, 2009.  This increase is attributable to the additional costs associated with rent expense to office a growing workforce and variable general and administrative costs incurred to grow revenues.  Several new subsidiaries began operations during 2009, including Halo Loan Modification Services, LLC, Halo Portfolio Advisors, LLC, and Halo Choice Insurance Services, LLC, and in 2010 Halo Select Insurance Services, LLC, and as such, there have been increased general and administrative expenses and costs involved to get these companies operating. Additionally, as a result of now being a public company, the Company has incurred increased costs related to its professional fees that were not incurred for the six months ended June 30, 2009.  These services primarily include legal and accounting.  Finally, the Company has seen a growth in its allowance for doubtful accounts which is charged to bad debt expense, included within general and administrative expenses.  See significant accounting policies contained in Note 2 to the consolidated financial statements.

Salary, wages and benefits increased $108,762 or 9% to $1,297,221 for the three months ended June 30, 2010 from $1,188,459 for the three months ended June 30, 2009.  Approximately $89,308 or 82% of this increase is stock option compensation expense for any options that had vested during the three months ended June 30, 2010.  Stock option compensation expense was $0 for the three months ended June 30, 2009.  Salary, wages and benefits increased $450,192 or 20% to $2,754,344 for the six months ended June 30, 2010 from $2,304,152 for the six months ended June 30, 2009.  Approximately $321,357 or 71% of this increase is stock option compensation expense for any options that had vested during the six months ended June 30, 2010.  Stock option compensation expense was $0 for the six months ended June 30, 2009.  As noted in the significant accounting policies contained in Note 2 to the consolidated financial statements, the fair value of stock options at the date of grant is determined via the Black Scholes model and, since the options were exercisable upon the occurrence of the Merger occurring on September 30, 2009, the fair value of such options is recognized in earnings over the vesting period of the options beginning when the Merger occurred.  Stock compensation expense is a non-cash expense item.  The remaining increase in 2010 from 2009 is attributable to additional costs associated with employee head count and more executive and senior management personnel to accommodate Halo’s overall business plan.  As salaries, wages and benefits is the most significant cost to the Company, management actively monitors this cost to ensure it is in line with the Company’s business plan.

INDEX

           Although overall sales and marketing expenses, general and administrative expenses, and salaries, wages and benefits have continued to increase, the Company continues to improve operational efficiencies and effectively manage fixed and variable costs in line with its business plan of growing Halo Companies, Inc.

The Company experienced losses of $1,017,655 to a net loss of $666,461 for the three months ended June 30, 2010 from net income of $351,194 for the three months ended June 30, 2009.  The Company experienced losses of $2,085,604 to a net loss of $1,467,015 for the six months ended June 30, 2010 from net income of $618,589 for the six months ended June 30, 2009, primarily attributable to the reasons noted above.

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

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $24,303.  The decrease of $61,787 in cash and cash equivalents from December 31, 2009 was due to cash provided by financing activities of $1,017,733 offset by a decrease in cash used in operating activities of $912,125 and cash used in investing activities of $167,395.

Net cash used in operating activities was $912,125 for the six months ended June 30, 2010, compared to $368,612 net cash used in operating activities for the six months ended June 30, 2009.  The net cash used in operating activities for the six months ended June 30, 2010 was due to a net loss of $1,467,015, adjusted primarily by the following: an increase in depreciation of $72,181, an increase in bad debt expense of $820,283 an increase in amortization of share-based compensation expense of $321,357, a decrease in prepaid expenses and other current assets of $109,211 for amortization of prepaid consulting agreements, an increase in accounts payable of $116,279, an increase in deferred rent of $99,660, and an increase in derivative liability of $93,289, offset by an increase in accounts receivable of $1,114,259.  The remaining immaterial variance is related to changes in operating assets and liabilities, a change in the noncontrolling interest balance, and earnings from investment in an unconsolidated entity.

Net accounts receivable increased by $293,976 or 13%.  The increase was a result of the increase in gross accounts receivable of $1,114,259 offset by an increase of $820,283 in bad debt expense.  Allowance for loan loss and bad debt expense is discussed in significant accounting policies above.  The increase in accounts receivable was primarily related to the increase in growth in overall sales volume of customers and revenue of Halo Debt Solutions.

The accounts payable increase is primarily the result of the Company’s increase in general and administrative costs which has resulted in an increase in monthly vendor commitments and payables.  The Company pro-actively manages the timing and aging of vendor payables throughout the year.  Deferred rent increased from $187,039 at December 31, 2009 to $286,699 at June 30, 2010, and this increase was related to the executed contractual commitment of additional office space in the Company headquarters for which the Company negotiated deferred rental payments.  The increase in the derivative liability is related to warrants issued in connection with the Company’s Subordinated Offering discussed in Note 10 to the consolidated financial statements.

INDEX

Net cash used in investing activities was $167,395 for the six months ended June 30, 2010, compared to net cash used in investing activities of $172,007 for the six months ended June 30, 2009.  Our investing activities for the six months ended June 30, 2010 consisted primarily of purchasing property and equipment of $42,896 and an investment by Halo Group Mortgage, LLC, in a joint venture of $24,499 related to our business plan of increasing revenues in our mortgage brokerage subsidiary.  Halo contributed $24,499, equal to a 49% opening equity balance, in the joint venture.  Under a qualitative and quantitative analysis performed in accordance with ASC 810 “Consolidation,” Halo does not meet the requirements of a variable interest entity for which Halo is the primary beneficiary.  As such, the equity method investment is included on the balance sheet in Investments in Unconsolidated Entities.  The remaining $100,000 decrease is related to a reclassification of restricted cash to deposits as the company renegotiated its agreement with a merchant bank such that the merchant bank will hold $100,000 in deposit to cover potential losses by the bank from customer cancellations.  See further discussion in Note 2 to the consolidated financial statements.

Net cash provided by financing activities was $1,017,733 for the six months ended June 30, 2010, compared to net cash provided by financing activities of $593,997 for the six months ended June 30, 2009.  Our financing activities for the six months ended June 30, 2010 consisted primarily of the proceeds received from issuance of Series X Convertible preferred stock of $331,999 proceeds of $553,355 received from notes payable to related parties, proceeds from subordinated debt of $420,000, offset by $243,159 in payment of principal on notes payable, related party notes payable, and net payments on the line of credit.  The Company did receive proceeds of $602 from the exercise of stock options during the six months ended June 30, 2010. The remaining decrease is related to debt discount for subordinated debt as discussed in Note 10 of the consolidated financial statements.

As shown below, at June 30, 2010, our contractual cash obligations totaled approximately $4,475,295, all of which consisted of operating lease obligations and debt principal repayment.

	Payments due by December 31,
Contractual Obligations	2010	2011-2012	2013-2014	2015 & Thereafter	Total
Debt Obligations	$933,457	$214,141	$217,000	$0	$1,364,598

Operating Lease Obligations	$343,931	$1,554,109	$1,212,657	$0	$3,110,697

Total Contractual Cash Obligations	$1,277,388	$1,768,250	$1,429,657	$0	$4,475,295

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

None

Item 1A.  Risk Factors

Not required for Smaller Reporting Companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2010, except as included in our Current Reports on Form 8-K, we have not sold any equity securities not registered under the Securities Act.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Effective July 9, 2010, as filed in our Current Reports on Form 8-K, Scott McGuane ceased serving as Chief Marketing and Sales Officer of the Company.  In exchange for certain releases, waivers and other covenants, the Company entered into an Agreement with Mr. McGuane and agreed to pay him a cumulative amount of $35,769.24 payable every other week in equal installments through September 28, 2010.  The Company also agreed to modify the vesting schedule and exercise terms of certain stock option awards Mr. McGuane was granted while employed with the Company.

Effective August 10, 2010, Jimmy Mauldin ceased serving as Chief Strategy Officer of the Company.  In exchange for certain releases, waivers and other covenants, the Company entered into an Agreement with Mr. Mauldin and agreed to pay him a cumulative amount of $120,000 payable in equal monthly installments over a twelve month period.

INDEX

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

Date: August 12, 2010	By:	/s/ Brandon Cade Thompson
Brandon Cade Thompson
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2010	By:	/s/ Paul Williams
Paul Williams
Chief Financial Officer
(Principal Financial and Accounting Officer)