Form 10-Q
period 2010-09-30
Halo Companies, Inc.
filed 2010-11-12
CIK 814286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes  [   ]  No  [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, November 11, 2010: 44,156,306 shares of Common Stock, $.001 par value per share outstanding.

Halo Companies, Inc.
INDEX

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

INDEX

Part 1 – Financial Information

Item 1. Financial Statements
Halo Companies, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$36,805	$86,090
Restricted Cash	84,967	193,130
Trade accounts receivable, net of allowance for doubtful
accounts of $407,295 and $207,074, respectively	2,132,822	2,194,068
Prepaid expenses and other assets	28,619	180,974
Total current assets	2,283,213	2,654,262

PROPERTY, EQUIPMENT AND SOFTWARE, net	362,517	420,578
INVESTMENTS IN UNCONSOLIDATED ENTITIES	38,001
DEPOSITS AND OTHER ASSETS	132,664	32,664

TOTAL ASSETS	2,816,395	3,107,504

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Lines of credit	$240,000	$250,000
Accounts payable	296,717	141,796
Accrued liabilities (including $82,610 and
$30,499 to related parties, respectively)	428,876	259,462
Deferred revenue	19,243	36,840
Current portion of subordinated debt	66,556	-
Current portion of notes payable to related parties	349,715	494,615
Current portion of notes payable	356,488	247,570
Total current liabilities	1,757,595	1,430,283

NOTES PAYABLE, LESS CURRENT PORTION	-	281,847
NOTES PAYABLE TO RELATED PARTY, LESS CURRENT PORTION	-	46,141
SUBORDINATED DEBT, LESS CURRENT PORTION	298,741	-
DERIVATIVE LIABILITY	95,626	-
DEFERRED RENT	301,427	187,039
Total liabilities	2,453,389	1,945,310

EQUITY
Series Z Convertible Preferred Stock, par value $0.01 per share; 85,801 shares
authorized; 0 shares issued and outstanding at September 30, 2010	-	-
Preferred Stock, par value $0.001 per share; 914,199 shares
authorized; 0 shares issued and outstanding at September 30, 2010	-	-
Series X Convertible Preferred Stock, par value $0.01 per share; 125,000 shares
authorized; 120,777 shares issued and outstanding at September 30, 2010	1,208	-
liquidation preference of $1,207,770
Halo Group, Inc. Preferred stock, par value $0.001 per share; 2,000,000 shares authorized
Series A Convertible Preferred Stock;
372,999 shares issued and outstanding at September 30, 2010
liquidation preference of $569,597	373	500
Series B Convertible Preferred Stock;
229,956 shares issued and outstanding at September 30, 2010
liquidation preference of $472,119	230	500
Series C Convertible Preferred Stock;
124,000 shares issued and outstanding at September 30, 2010
liquidation preference of $316,709	124	152
Common stock, par value $0.001 per share; 375,000,000 and 375,000,000 shares authorized; 44,096,782 and 42,232,437 shares issued and
outstanding at September 30, 2010 and December 31, 2009, respectively	44,096	42,232
Additional paid-in capital	6,328,757	3,839,952
Accumulated deficit	(5,939,274)	(2,671,031)
Total equity	435,514	1,212,305
NONCONTROLLING INTEREST	(72,507)	(50,111)
Total shareholders' equity	363,007	1,162,194
TOTAL LIABILITIES AND EQUITY	$2,816,395	$3,107,504

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

REVENUE	$1,675,529	$2,200,272	$5,762,726	$7,021,967

OPERATING EXPENSES
Sales and marketing expenses	284,597	410,562	1,105,637	1,041,998
General and administrative expenses (including $26,500, $11,499,
$61,900, and $51,574 to related parties, respectively)	1,177,526	954,709	3,056,928	2,180,549
Salaries, wages, and benefits (including $224,747, $1,310,515,
$546,104 and $1,310,515 of stock-based compensation)	1,262,225	2,581,784	4,016,569	4,887,181
Total operating expenses	2,724,348	3,947,055	8,179,134	8,109,728

OPERATING INCOME (LOSS)	(1,048,819)	(1,746,783)	(2,416,408)	(1,087,761)

OTHER INCOME (EXPENSE)
Income from unconsolidated entities	13,501	-	20,619	-
Loss on change in fair value of derivative	(2,337)	-	(46,201)	-
Interest expense (including $9,987, $8,233, $61,919,
and $40,849 to related parties, respectively)	(44,301)	(18,249)	(149,351)	(67,803)
Net income (loss) from operations, before income tax provision	(1,081,956)	(1,765,032)	(2,591,341)	(1,155,564)

INCOME TAX PROVISION	(12,508)	-	(35,378)	-

NET INCOME (LOSS)	(1,069,448)	(1,765,032)	(2,555,963)	(1,155,564)

Loss attributable to the noncontrolling interest	2,896	22,620	22,396	31,741

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,066,552)	$(1,742,412)	$(2,533,567)	$(1,123,823)

Earning per share:
Basic & Diluted	$(0.024)	$(0.064)	$(0.059)	$(0.041)

Weighted Average Shares Outstanding
Basic & Diluted	43,734,888	27,125,258	43,164,610	27,125,258

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Halo Companies, Inc. Common Stock		Halo Companies, Inc. Series Z Convertible Preferred Stock		Halo Companies, Inc. Series X Convertible Preferred Stock		Halo Group, Inc. Series A Convertible Preferred Stock		Halo Group, Inc. Series B Convertible Preferred Stock		Halo Group, Inc. Series C Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2008	40,056,000	40,056	-	-	-	-	500,000	500	89,910	90	-	-	1,265,738	(775,073)	-	531,311

Issuance of Common Stock	134,035	134	-	-	-	-	-	-	-	-	-	-	212,982	-	-	213,116

Issuance of Series B Convertible Preferred Stock for cash	-	-	-	-	-	-	-	-	401,202	401	-	-	802,003	-	-	802,404

Issuance of Series B Convertible Prefered Stock as dividend reinvestment	-	-	-	-	-	-	-	-	8,888	9	-	-	17,767	-	-	17,776

Issuance of Series C Convertible Preferred Stock for cash	-	-	-	-	-	-	-	-	-	-	152,000	152	379,848	-	-	380,000

Issuance of Common Stock shares as payment of discretionary dividend	165,094	165	-	-	-	-	-	-	-	-	-	-	(165)	-	-	-

Dividends declared	-	-	-	-	-	-	-	-	-	-	-	-	(39,905)	-	-	(39,905)

Issuance of Series Z Convertible Preferred Stock for merger	(40,355,129)	(40,335)	896,781	8,968	-	-	-	-	-	-	-	-	(164,875)	-	-	(196,262)

Issuance of Halo Companies, Inc. Common Stock	14,194,516	141,945	-	-	-	-	-	-	-	-	-	-	(141,945)	-	-	-

Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	1,310,515	-	-	1,310,515

Net income (loss) attributable to common shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,123,823)	-	(1,123,823)

Allocation of loss to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(31,741)	(31,741)

Balance at September 30, 2009	14,194,516	$141,945	896,781	$8,968	-	$-	500,000	$500	500,000	$500	152,000	$152	$3,641,963	$(1,898,896)	$(31,741)	$1,863,391

(Continued)

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

Halo Companies, Inc. Common Stock		Halo Companies, Inc. Series Z Convertible Preferred Stock		Halo Companies, Inc. Series X Convertible Preferred Stock		Halo Group, Inc. Series A Convertible Preferred Stock		Halo Group, Inc. Series B Convertible Preferred Stock		Halo Group, Inc. Series C Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2009	42,232,437	42,232	-	-	-	-	500,000	500	500,000	500	152,000	152	3,839,952	(2,671,031)	(50,111)	1,162,194

Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	546,104	-	-	546,104

Exercise of Stock Options	290,100	290	-	-	-	-	-	-	-	-	-	-	2,611	-	-	2,901

Issuance of Common Stock shares as payment of stock and discretionary dividends (FN 15)	1,080,456	1,080	-	-	-	-	-	-	-	-	-	-	733,596	(734,676)	-	-

Conversion of Halo Group Inc. Preferred Stock into Common Stock	493,789	494	-	-	-	-	(127,001)	(127)	(270,044)	(270)	(28,000)	(28)	(69)	-	-	-

Issuance of Series X Convertible Preferred Stock for cash (FN 15)	-	-	-	-	52,200	522	-	-	-	-	-	-	521,478	-	-	522,000

Issuance of Series X Convertible Preferred Stock in exchange for debt (FN 15)	-	-	-	-	68,577	686	-	-	-	-	-	-	685,085	-	-	685,771

Net income (loss) attributable to common shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,533,567)	-	(2,533,567)

Allocation of loss to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(22,396)	(22,396)

Balance at September 30, 2010	44,096,782	$44,096	-	$-	120,777	$1,208	372,999	$373	229,956	$230	124,000	$124	$6,328,757	$(5,939,274)	$(72,507)	$363,007

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended
	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATIONS
Net income (loss)	$(2,533,567)	$(1,123,823)
Adjustments to reconcile net income to net cash
used in operating activities
Depreciation	100,957	41,920
Bad debt expense	1,510,566	1,020,940
Earnings from investments in unconsolidated entities	(20,619)	-
Return on investments in unconsolidated entities	7,118	-
Stock based compensation	546,104	1,310,515
Noncontrolling interest	(22,396)	(31,741)
Changes in operating assets and liabilities:
Accounts receivable	(1,449,320)	(2,319,183)
Restricted cash	108,163	(210,551)
Prepaid expenses and other current assets	152,355	19,608
Accounts payable	154,921	(27,760)
Accrued liabilities	169,414	3,944
Derivative Liability	95,626	-
Deferred rent	114,388	37,806
Deferred revenue	(17,597)	17,688
Net cash used in operating activities	(1,083,888)	(1,260,637)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired at merger	-	33,738
Investment in joint venture	(24,500)	-
Purchases of property and equipment	(42,896)	(227,807)
Deposits	(100,000)	-
Net cash used in investing activities	(167,396)	(194,069)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from issuance of preferred stock	522,000	1,182,404
Issuance of common stock for the exercise of stock options	2,901	-
Net payments on lines of credit	(10,000)	(123,300)
Proceeds from notes payable	-	541,000
Principal payments on notes payable	(172,929)	(69,491)
Proceeds from notes payable to related parties	793,355	80,000
Principal payments on notes payable to related parties	(298,625)	(174,483)
Proceeds from subordinated debt	420,000	-
Principal payments on subordinated debt	(14,000)
Debt discount for subordinated debt	(40,703)	-
Payments made to related parties	-	(6,171)
Dividends paid to shareholders	-	(28,999)
Net cash provided by financing activities	1,201,999	1,400,960

Net decrease in cash and cash equivalents	(49,285)	(53,746)

CASH AND CASH EQUIVALENTS, beginning of period	86,090	180,349

CASH AND CASH EQUIVALENTS, ending of period	$36,805	$126,603

SUPPLEMENTAL INFORMATION
Cash paid for taxes	$19,944	$-
Cash paid for interest	$97,704	$75,538
NONCASH SUPPLEMENTAL INFORMATION
Conversion of debt	$685,771	$-

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

Halo Companies, Inc.
Notes To Consolidated Financial Statements
September 30, 2010

NOTE 1.  ORGANIZATION AND RECENT DEVELOPMENTS

U
UNature of Business

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

 Halo, through its wholly-owned subsidiaries Halo Debt Solutions, Inc. (“HDS”), Halo Group Mortgage, LLC (“HGM”), Halo Group Realty, LLC (“HGR”), Halo Credit Solutions, LLC (“HCS”), Halo Benefits, Inc. (“HBI”), previously doing business as Halo Group Consulting, Inc. (HGC), Halo Loan Modification Services, LLC (“HLMS”), Halo Select Insurance Services, LLC (“HSIS”), Halo Financial Services, LLC (“HFS”), and Halo Portfolio Advisors, LLC (HPA), provides mortgage services, real estate brokerage, credit restoration, association benefit services, debt settlement, loan modification services, insurance brokerage, and financial education to customers throughout the United States.  HPA exists to market all of the Company’s operations into turnkey solutions for strategic business to business opportunities with major debt servicers, lenders, and mortgage backed securities holders.  The Company’s corporate office is located in Allen, Texas.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements as of September 30, 2010, and for the three and nine month  periods ended September 30, 2010 and 2009 include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Certain balances have been reclassified in prior period to be consistent with current year presentation.

Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, have been condensed.

INDEX

URevenue Recognition and Accounts Receivable

The Company generally recognizes revenue in the period in which services are provided.  With respect to any enrolled debt account, HFS recognizes its revenue once a client makes at least one payment to a creditor pursuant to a settlement agreement, debt management plan, or other valid contractual agreement between the client and the creditor. The revenue recognized on any enrolled account bears the same proportional relationship to the total revenue that would be recognized for renegotiating, settling, reducing, or altering the terms of the debt balance on all of a particular client’s enrolled accounts as the individual debt amount bears to the entire debt amount.   Settlements can be in the form of a lump sum creditor settlement payment or via contractual payment plans.  HDS recognizes its revenue over the average service period. The average service period is defined as the average length of time it takes to receive a settlement offer from each creditor which satisfies HDS’ contractual obligation to the client per the client’s service agreement with HDS, calculated on the entire HDS client base, currently eight months.  The service being provided for each client is evaluated at an individual creditor level, thus the revenue recognition period estimate is calculated at an individual creditor level.  The estimate is derived by comparing (i) the weighted average length of time from when the creditor was enrolled with HDS, to (ii) the time HDS received a contractually obligated settlement offer, per creditor, on all accounts since the inception of HDS, to (iii) the weighted average length of time all other creditors that are currently enrolled at the time of the estimate that have not received a contractually obligated settlement offer. This dual approach ensures a holistic representation of the service period. There are several factors that can affect the average service period, including economic conditions, number of clients enrolled, operational efficiencies, the time of year, and creditor dispositions.  Therefore, the average service period is analyzed on a quarterly basis ensuring an accurate revenue recognition period estimate.  In the event that the average service period estimate changes, HDS will prospectively reamortize the remaining revenue to be recognized on current clients and recognize all future revenue pursuant to the new estimate.  Provisions for discounts, refunds and bad debt are provided over the period the related revenue is recognized. Cash receipts from customers in advance of revenue recognized are recorded as deferred revenue.

Revenue recognition periods for HFS and HDS customer contracts are shorter than the related payment terms.  Accordingly, HFS and HDS accounts receivable are the amount recognized as revenue less payments received on account.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: past transaction history with the customer, current economic and industry trends, and changes in customer payment terms.  The Company provides for estimated uncollectible amounts through an increase to the allowance for doubtful accounts and a charge to earnings based on historical trends and individual account analysis.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts.

HDS receivables represent 98.5% of total accounts receivable at September 30, 2010.

UNet Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing (i) net income available to common shareholders (numerator), by (ii) the weighted average number of common shares outstanding during the period (denominator).  Diluted net income (loss) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period.  At September 30, 2010 and 2009, there were 2,980,376 and 3,904,931 shares, respectively, underlying potentially dilutive convertible preferred stock and stock options outstanding.  These shares were not included in weighted average shares outstanding for the period ending September 30, 2010 because their effect is anti-dilutive due to the Company’s reported net loss.

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
U

INDEX

Principles of Consolidation

The consolidated financial statements of the Company for the three and nine months ended September 30, 2010 include the combined financial results of HCI, HGI, HCS, HDS, HGM, HGR, HBI, HLMS, HSIS, HCIS (defined below), HFS, and HPA.  All significant intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements of the Company for the three and nine months ended September 30, 2009 include the combined financial results of HGI, HCS, HDS, HGM, HGR, HBI, HLMS, HSIS, HCIS and HFS.  All significant intercompany transactions and balances have been eliminated in consolidation.

UCash and Cash Equivalents

The Company considers all liquid investments with a maturity of 90 days or less to be cash equivalents.

RRestricted Cash

Restricted cash represents collections from customers that are processed and held by a merchant bank in the ordinary course of business. Previously, ninety-five percent of these funds were made available to the Company as determined by the bank, normally within 7 business days.  Five percent of funds collected from customers by the bank were released to the Company after 90 days less amounts withheld to cover potential losses by the bank.  During April 2010, the Company updated the agreement such that $100,000 in total funds would be kept by the bank to cover potential losses by the bank and 100% of all future cash collections from customers are made available to the Company as determined by the bank, normally within 7 business days.  As a result of the updated agreement, $100,000 of restricted cash was reclassified to deposits and other assets.  At the time of the updated agreement, the Company had approximately $125,000 in the 90 day reserve account and as such received approximately $25,000 back into its operating cash account.
U

Deposits

 Deposits and other assets include $100,000 in funds kept by a merchant bank to cover potential losses by the bank from customer cancellations.  The remaining balance as of September 30, 2010 and 2009 includes $32,664 in deposits held with the Company’s office facilities lessor.

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

UInvestment in Unconsolidated Entities

During the nine months ended September 30, 2010, HGM began operations in a joint venture agreement with another entity for the purposes of providing mortgage banking services to consumers.  HGM accounts for the 49% investment in the joint venture under the equity method.  Under a qualitative and quantitative analysis performed in accordance with ASC 810 “Consolidation” (formerly FIN 46(R): Consolidation of Variable Interest Entities), the joint venture qualifies as a variable interest entity however HGM is not the primary beneficiary as the 51% investment holder has the controlling interest and is involved in all senior management decisions of the entity.

Equity method investments are included in investments in unconsolidated entities.  Earnings on these investments are recorded in income from unconsolidated entities in the consolidated statements of operations.  As of September 30, 2010, the investment in the joint venture was $38,001.  Income earned on the joint venture for the three and nine months ended September 30, 2010 was $13,501 and $20,619.  HGM has received $7,118 return on investment from the joint venture during the nine months ended September 30, 2010.

INDEX

Internally Developed Software

Internally developed legacy application software consisting of database, customer relations management, process management and internal reporting modules are used in each of Company’s subsidiaries.  The Company accounts for computer software used in the business in accordance with Accounting Standards Codification (ASC) 350 “Intangibles-Goodwill and Other” (formerly Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use).  ASC 350 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. Costs incurred during the preliminary project stage and the post-implementation stages are expensed as incurred. Certain qualifying costs incurred during the application development stage are capitalized as property, equipment and software. These costs generally consist of internal labor during configuration, coding, and testing activities. Capitalization begins when (i) the preliminary project stage is complete, (ii) management with the relevant authority authorizes and commits to the funding of the software project, and  (iii) it is probable both that the project will be completed and that the software will be used to perform the function intended. Management has determined that a significant portion of costs incurred for internally developed software came from the preliminary project and post-implementation stages; as such, no costs for internally developed software were capitalized. U

Long-Lived Assets

Long-lived assets are reviewed on an annual basis or whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by that asset. If it is determined that the carrying amount of an asset may not be recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Fair value is the estimated value at which the asset could be bought or sold in a transaction between willing parties.  There were no impairment charges for the three or nine months ended September 30, 2010 and 2009.

Equity-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with ASC 718 “Compensation-Stock Compensation” (formerly SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”)).  Under ASC 718, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options beginning when the specified events become probable of occurrence.  There has been no new stock compensation awarded since September 30, 2009.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date of the fair value of the equity instrument issued is the earlier of (i) the date on which the counterparty’s performance is complete, or (ii) the date on which it is probable that performance will occur.

Fair Value of Financial Instruments

The carrying value of cash, cash equivalents, receivables, accounts payable and accruals approximate fair value due to the short maturity of these items.

The Company considers the warrants related to its Subordinated Debt to be derivatives, and the Company records the fair value of the derivative liabilities in our consolidated balance sheets.  Changes in fair value of the derivative liabilities are included in loss on change in fair value of derivative in the consolidated statements of operations.

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

INDEX

The Company then assesses the likelihood of realizing benefits related to such assets by considering factors such as historical taxable income and the Company’s ability to generate sufficient taxable income of the appropriate character within the relevant jurisdictions in future years. Based on the aforementioned factors, if the realization of these assets is not likely a valuation allowance is established against the deferred tax assets.

The Company accounts for its position in tax uncertainties under ASC 740-10. ASC 740-10 establishes standards for accounting for uncertainty in income taxes. ASC 740-10 provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. ASC 740-10 applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) No additional liabilities have been recognized as a result of the implementation. The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the three and nine months ended September 30, 2010.

Deferred Rent

The Company’s operating leases for its office facilities contain free rent periods during the lease term.  For these types of leases the Company recognizes rent expense on a straight line basis over the minimum lease term and records the difference between the amounts charged to expense and the amount paid as deferred rent.

UNon-controlling Interest

On January 1, 2009, HSIS entered into a joint venture with another entity to form Halo Choice Insurance Services, LLC (HCIS).  HSIS contributed 49% of the opening equity balance.  Under a qualitative analysis performed in accordance with ASC 810 “Consolidation”, HCIS is a variable interest entity and HSIS is the primary beneficiary as HSIS’s parent company, HGI, acts as the sole manager of the entity.  Further,  effective January 1, 2010, HSIS has the exclusive and irrevocable right and option to purchase all the membership interests of the co-joint venture entity for a contractually determined price.  Based on this analysis, HSIS has consolidated HCIS with the non-controlling 51% interest included in non-controlling interest on the balance sheet and statement of operations.

Recently Issued Accounting Pronouncements

In February 2010, the FASB amended ASC 855, “Subsequent Events”. The amended ASC no longer requires a date to be disclosed in the footnotes.  The amendment of ASC 855 had no material impact on the Company’s financial position and results of operations.

NOTE 3.  CONCENTRATIONS OF CREDIT RISK

The Company maintains aggregate cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). During 2010, the FDIC insured cash accounts up to $250,000.  At September 30, 2010, the Company’s cash accounts in different financial institutions were all less than the $250,000 FDIC insured amount.

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

There are no assurances that additional financing will be available on favorable terms, or at all.  If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures.  The failure to adequately fund its capital requirements could have a material adverse effect on the Company’s business, financial condition and results of operations.  Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders, and incurring additional indebtedness could involve the imposition of covenants that restrict the Company operations.  The Company has incurred an accumulated deficit of $5,939,274 as of September 30, 2010.  However, of the accumulated deficit, $1,945,927 of expense was incurred as stock-based compensation; $46,201 was loss on change in fair value of derivative, both of which are non-cash expenses.   Further, $734,676 of the accumulated deficit is related to the issuance of stock dividends, also non cash reductions in the accumulated deficit. Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5.  PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software consist of the following as of September 30, 2010 and December 31, 2009, respectively:

Computers and purchased software	$161,764	$155,973
Furniture and equipment	436,716	430,755
	598,480	586,728
Less: accumulated depreciation	(235,963)	(166,150)
	$362,517	$420,578

Depreciation totaled $28,776, $100,957, $25,608, and $41,920 for the three and nine months ended September 30, 2010 and 2009.

NOTE 6.  ACCRUED LIABILITIES

The Company accounted for $428,876 in accrued liabilities at September 30, 2010.  Included in this accrual was $170,263 in salaries and wages payable, $148,592 in deferred compensation to multiple senior management personnel, $85,244 in accrued interest, and $24,777 in other.  The Company accounted for $259,462 in accrued liabilities at December 31, 2009.  Included in this accrual was $228,168 in salaries and wages payable, $24,127 in accrued interest, and $7,167 in other.

NOTE 7.  LINE OF CREDIT

On March 6, 2009, the Company entered into a revolving line of credit (“LOC”) facility with Legacy Texas Bank (“LTB”) which provides maximum borrowings of $250,000, subject to a borrowing base, and bears interest at the bank’s rate as defined as prime plus 1% (6% floor).  On September 6, 2009, the Company increased the line of credit $75,000 to a maximum borrowing amount of $325,000, subject to a borrowing base, with the same interest rate.  The $325,000 maximum borrowing amount includes a $75,000 letter of credit to the Company’s business office lessor.  As of September 30, 2010, the Company has received net advances totaling $240,000 under this LOC.  As of December 31, 2009, the Company had received net advances totaling $250,000 under this LOC.  The LOC is cross collateralized by all of the Company’s assets.

INDEX

During the three months ended September 30, 2010, the Company modified and amended the LOC facility agreement with LTB modifying the maturity date.  The maturity date of the LOC is October 20, 2010.  See further discussion in Notes Payable (Note 9).

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

The remaining notes payable due to related parties as of September 30, 2010, reside in three notes as follows;

During April 2009 the Company entered into one unsecured promissory note with a related party for a working capital advance to the Company in the amount of $65,000 (the “Related Party Note”).  The Related Party Note bears interest at a rate of 8% per annum and is a monthly installment note with final maturity of April 2011.  All interest and principal is due upon maturity.  As of September 30, 2010, the amount outstanding under the Related Party Note totaled $49,131, included in current portion of notes payable to related parties.  As of December 31, 2009, the amount outstanding under the Related Party Note totaled $57,756, of which $46,141 was included in long term liabilities.

During November 2009 the Company entered into one unsecured promissory note with a related party for a working capital advance to the Company in the amount of $60,000 (Related Party Note 4).  Related Party Note 4 bears interest at a rate of 8% per annum with a maturity date of April, 2010.  All interest and principal is due upon maturity.  At December 31, 2009, the amount outstanding under the Related Party Note 4 totaled $30,000.  On January 5, 2010, the Company entered into one unsecured promissory note with a related party for a working capital advance to the Company in the amount of $230,584 (Amended Related Party Note 4).  This note includes the refinancing of the $30,000 outstanding Related Party Note 4 and the associated $584 of accrued interest from the respective related party note.  The note bears interest at a rate of 16% per annum with a maturity date of October 17, 2011.  All interest and principal is due upon maturity.  As of September 30, 2010, the amount outstanding under the Amended Related Party Note 4 totaled $230,584.

During September 2010 the Company entered into one unsecured promissory note with a related party (a Company Director) for a working capital advance to the Company in the amount of $70,000 (the “2010 Related Party Note”).  The 2010 Related Party Note bears interest at a rate of 8% per annum, is payable on demand, and if no demand is made, then has a maturity date of September 29, 2011.  All interest and principal is due upon maturity.  As of September 30, 2010, the amount outstanding under the Related Party Note totaled $70,000, included in current portion of notes payable to related parties.

The Company incurred $9,987, $61,919, $8,233 and $40,849 of interest expense to directors and other related parties during the three and nine months ended September 30, 2010 and 2009.  Accrued interest due to directors and other related parties totaled $82,610 and $30,499 at September 30, 2010 and December 31, 2009, respectively.

NOTE 9.  NOTES PAYABLE

On March 6, 2009, the Company entered into a 36 month secured promissory note with Legacy Texas Bank in the amount of $374,000.  The note bears interest at the Federal Home Loan Bank (FHLB) 2.5 to 3 year rate plus 3.25% (6.16% fixed rate over the term of the note).  As of September 30, 2010, the note payable balance was $185,442, included in current portion of notes payable.  See below for maturity date.

INDEX

               On April 15, 2009, the Company entered into a 60 month secured promissory note with Legacy Texas Bank in the amount of $167,000.  The proceeds of this note payable were used to purchase communication equipment.  The note bears interest at 7% per annum with monthly installments.  As of September 30, 2010, the note payable balance was $125,284, included in current portion of notes payable.  See below for maturity date.

On November 9, 2009, the Company entered into a 12 month secured promissory note with Legacy Texas Bank in the amount of $100,000.  The proceeds of this note payable were used to fund working capital.  The note bears interest at 7% per annum with eleven monthly installments and one final balloon payment due upon maturity.  As of September 30, 2010, the note payable balance was $45,762, all of which is included in current portion of notes payable.  See below for maturity date.

The notes are collateralized by all of the Company’s assets.  The notes have a current maturity date of October 20, 2010, however as of the date of this filing LTB has not called the note due and the Company is currently in discussions with LTB regarding an extension of the maturity date to December 31, 2010.

NOTE 10.  SUBORDINATED DEBT

During January 2010, the Company authorized a $750,000 subordinated debt offering (Subordinated Offering), which consists of the issuance of notes paying a 16% coupon with a 1% origination fee at the time of closing.  The maturity date of the notes is January 31, 2013.  Repayment terms of the notes included interest only payments through July 31, 2010.  Thereafter, level monthly payments of principal and interest are made as calculated on a 60 month payment amortization schedule with final balloon payment due at maturity.  The rights of holders of notes issued in the Subordinated Offering are subordinated to any and all liens granted by the Company to a commercial bank or other qualified financial institution in connection with lines of credit or other loans extended to the Company in an amount not to exceed $2,000,000, and liens granted by the Company in connection with the purchase of furniture, fixtures or equipment.  This includes the Legacy Texas Bank debt disclosed in Note 7 and Note 9.  For the nine months ended September 30, 2010, the Company has raised $420,000 in the Subordinated Offering.  As of September 30, 2010, subordinated debt balance was $365,297, of which $66,556 is included in current portion of subordinated debt.

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

The Company adopted the provisions of FASB ASC 815, “Derivatives and Hedging” (FASB ASC 815).  FASB ASC 815 requires freestanding contracts that are settled in a company’s own stock to be designated as an equity instrument, assets or liability. Under the provisions of FASB ASC 815, a contract designated as an asset or liability must be initially recorded and carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires.  Accordingly, the Company determined that the warrants should be accounted for as derivative liabilities and has recorded the initial value as a debt discount which will be amortized into interest expense using the effective interest method.  As of September 30, 2010, the balance of debt discount is $40,703, of which $17,444 is included in current portion of subordinated debt, with the remaining $23,259 included in subordinated debt, less current portion.  Subsequent changes to the marked-to-market value derivative liability will be recorded in earnings as derivative gains and losses. As of September 30, 2010, there were 112,000 warrants outstanding with a derivative liability of $95,626.  The warrants were valued using the Black-Scholes model, which resulted in the fair value of the warrants at $0.83 per share using the following assumptions;

INDEX

September 30, 2010
Risk-free rate	1.91%
Expected volatility	112.26%
Expected remaining life (in years)	6.34
Dividend yield	0.00%

NOTE 11.  RELATED PARTY TRANSACTIONS

For the three and nine months ended September 30, 2010 and 2009, the Company incurred legal costs totaling $0, $0, $600 and $12,675, to a law firm owned by a director of the Company.

For the three and nine months ended September 30, 2010 and 2009, the Company incurred consulting costs totaling $26,500, $61,900, $8,499 and $27,499 to two separate entities owned each by a director and former director of the Company.  The former director remains a significant shareholder in the Company.

For the three and nine months ended September 30, 2010 and 2009, the Company incurred interest expense to related parties (See Note 8).

For the three and nine months ended September 30, 2010 and 2009, the Company incurred rent expense totaling $0, $0, $2,400 and $11,400, to an entity owned by two directors of the Company.

NOTE 12.  INCOME TAXES

For the three and nine months ended September 30, 2010 and 2009, the quarterly effective federal tax rate of 0% varies from the U.S. federal statutory rate primarily due to certain non-deductible expenses and an increase in the valuation allowance associated with the net operating loss carryforwards. Our deferred tax assets related to other state net operating loss carryforwards remain fully reserved due to uncertainty of utilization of those assets.  The $35,378 reduction in the provision included on the consolidated statements of operations is both a provision to return true up and prior year amended filing for statutory franchise tax.

Deferred tax assets and liabilities are computed by applying the effective U.S. federal and state income tax rate to the gross amounts of temporary differences and other tax attributes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At September 30, 2010, the Company believed it was more likely than not that future tax benefits from net operating loss carryforwards and other deferred tax assets would not be realizable through generation of future taxable income and are fully reserved.

The Company has net operating loss (“NOL”) carryforwards of approximately $3,400,000 available for federal income tax purposes, which expire from 2010 to 2029.  Certain substantial ownership changes, as defined in Internal Revenue Code Section 382, limit the utilization of the available NOLs (the Section 382 Limitation).  The Section 382 Limitation is calculated by multiplying the fair market value of the loss corporation immediately preceding the change of ownership by the long-term, tax-exempt rate prescribed by the IRS.

NOTE 13.  COMMITMENTS AND CONTINGENCIES

The Company leases its office facilities and various equipment under non-cancelable operating leases which provide for minimum monthly rental payments.  Pursuant to an office lease dated November 12, 2007, as amended, the Company is required to make monthly lease payments of $32,663, with an increase in May 2010 to $49,789 per month and in November 2010 to $61,199 per month.  The lease expires on August 14, 2014. Future minimum rental obligations under leases as of September 30, 2010 are as follows:

INDEX

Years Ending December 31:
2010	$155,474
2011	779,663
2012	774,446
2013	774,050
2014	438,607
Total Minimum lease commitments	$2,922,240

                 For the three and nine months ended September 30, 2010 and 2009, the Company incurred facilities rent expense totaling $148,476, $425,881, $80,541, and $252,272.

                 In the ordinary course of conducting its business, the Company may be subject to loss contingencies including possible disputes or lawsuits.  Management believes that the outcome of such contingencies will not have a material impact on the Company’s financial position or results of future operations.

NOTE 14. STOCK OPTIONS

The Company granted stock options to certain employees under the HGI 2007 Stock Plan, as amended (the “Plan”).   The Company was authorized to issue 2,950,000 shares subject to options, or stock purchase rights under the Plan.  These options (i) vest over a period no greater than two years, (ii) are contingently exercisable upon the occurrence of a specified event as defined by the option agreements, and (iii) expire three months following termination of employment or five years from the date of grant depending on whether or not the options were granted as incentive options or non-qualified options.  At September 30, 2009, pursuant to the terms of the Merger Agreement, all options granted prior to the Merger were assumed by the Company and any options available for issuance under the Plan but unissued, have been forfeited and consequently the Company has no additional shares subject to options or stock purchase rights available for issuance under the Plan.  As such, there were no options issued during the three or nine months ended September 30, 2010.  As of September 30, 2010, 290,100 option shares have been exercised.  Total stock options outstanding through September 30, 2010 total 2,335,970.  The weighted average remaining contractual life of the outstanding options at September 30, 2010 is approximately 2.90 years.

 A summary of stock option activity in the Plan is as follows:

			Weighted
		Exercise	Average
	Number of	Price	Exercise
	Options	Per Option	Price
Outstanding at December 31, 2008	1,481,250	$0.01 – 0.94	$0.06
Granted	1,464,420	.94 – 1.59	1.25
Exercised	-	-	-
Canceled	(118,200)	0.01 – 1.59	0.44
Outstanding at December 31, 2009	2,827,470	$0.01 – 1.59	$0.66
Granted	-	-	-
Exercised	(290,100)	0.01	0.01
Canceled	(201,400)	0.01 – 1.59	1.52
Outstanding at September 30, 2010	2,335,970	$0.01 – 1.59	$0.53

All stock options granted under the Plan and as of September 30, 2010 became exercisable upon the occurrence of the Merger that occurred on September 30, 2009.  As such, equity-based compensation for the options will be recognized in earnings from issuance date of the options over the vesting period of the options effective September 30, 2009.  Total compensation cost to be expensed over the vesting period of stock options is $2,112,345.  For the three and nine months ended September 30, 2010, stock compensation expense totaled $224,747 and $546,104.  For the year ended December 31, 2009, stock compensation expense totaled $1,399,823.  The remaining $166,418 in future stock compensation expense is scheduled to be recognized into earnings over the next 12 months.

INDEX

On July 19, 2010, the board of directors approved the Company’s 2010 Incentive Stock Plan (2010 Stock Plan).  The 2010 Stock Plan allows for the reservation of 7,000,000 shares of the Company’s common stock for issuance under the plan.  The 2010 Stock Plan became effective July 19, 2010 and terminates July 18, 2020.  As of September 30, 2010, no shares have been issued under the 2010 Stock Plan.

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

During the three months ended September 30, 2010, 127,001, 270,044, and 28,000 shares of Series A Preferred, Series B Preferred, and Series C Preferred Stock (all defined below), respectively was converted in 493,789 shares of the company’s common stock.  See further conversion details below in preferred stock.

During the nine months ended September 30, 2010, 290,100 shares of common stock were issued via the exercise of stock options.

Total common shares outstanding totaled 44,096,782 as of September 30, 2010.

Preferred Stock

In connection with the Merger, the Company authorized 1,000,000 shares of Series Z Convertible Preferred Stock with a par value of $0.01 per share (the “Series Z Convertible Preferred”).  The number of shares of Series Z Preferred Stock may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series Z Preferred Shares to less than the number of shares then issued and outstanding.  In the event any Series Z Preferred Shares shall be converted, (i) the Series Z Preferred Shares so converted shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series Z Preferred Shares set forth in this section shall be automatically reduced by the number of Series Z Preferred Shares so converted and the number of shares of the Corporation’s undesignated Preferred Stock shall be deemed increased by such number.  The Series Z Convertible Preferred is convertible into common shares at the rate of 45 shares of common per one share of Series Z Convertible Preferred.  The Series Z Convertible Preferred has liquidation and other rights in preference to all other equity instruments.  Simultaneously upon conversion of the remaining Series A Preferred, Series B Preferred, and Series C Preferred and exercise of any outstanding stock options issued under the HGI 2007 Stock Plan into Series Z Convertible Preferred, they will automatically, without any action on the part of the holders, be converted into common shares of the Company.  During the nine months ended September 30, 2010, in connection with the exercise of stock options into common stock and converted Series A Preferred, Series B Preferred and Series C Preferred as noted above, 17,418 shares of Series Z Convertible Preferred were automatically converted into shares of the Company’s common stock leaving 914,199 shares of authorized undesignated Preferred Stock in the Company in accordance with the Series Z Convertible Preferred certificate of designation.  As of September 30, 2010 there were 85,801 shares of Series Z Preferred authorized with zero shares issued and outstanding.

INDEX

The Company authorized 125,000 shares of Series X Convertible Preferred Stock with a par value of $0.01 per share (the “Series X Preferred”).  The number of shares of Series X Preferred may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series X Preferred to less than the number of shares then issued and outstanding.  In the event any Series X Preferred Shares shall be redeemed, (i) the Series X Preferred so redeemed shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series X Preferred Shares set forth in this section shall be automatically reduced by the number of Series X Preferred Shares so redeemed and the number of shares of the Corporation's undesignated Preferred Stock shall be deemed increased by such number.  The Series X Preferred Shares rank senior to the Company’s common stock to the extent of $10.00 per Series X Preferred Shares and on a parity with the Company’s common stock as to amounts in excess thereof.  The holders of Series X Preferred shall not have voting rights.  Holders of the Series X Preferred shall be entitled to receive, when and as declared by the board of directors, dividends at an annual rate of 9% payable in cash when declared by the board.  Holders of Series X Preferred have a liquidation preference per share equal to $10.00.  The liquidation preference was $1,207,770 as of September 30, 2010.  As of September 30, 2010, there were 125,000 shares authorized with 120,777 shares issued and outstanding.  Of the 120,777 shares issued and outstanding, 68,577 shares were related to the conversion from notes payable due to related parties discussed in Note 8.  The remaining 52,200 shares were issued during the nine months ended September 30, 2010 for cash consideration.

The HGI Series A Convertible Preferred Stock (the “Series A Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series A Preferred would be entitled to upon conversion, as defined in the Series A Preferred certificate of designation.  The liquidation preference was $569,597, of which $10,098 is an accrued dividend at September 30, 2010.  See Common Stock section above for stock dividends issued in June 2010.  Holders of the Series A Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company.  Following the Merger, the Series A Preferred is convertible into the Company’s common stock at a conversion price of $1.25 per share.  The Series A Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company.  The Series A Preferred is redeemable at the option of the Company at $1.80 per share prior to conversion.  As of September 30, 2010, there have been 127,001 shares of Series A Preferred converted or redeemed.  The Series A Preferred does not have voting rights.   The Series A Preferred ranks senior to the following capital stock of the Company: (a) Series B Preferred, and (b) Series C Preferred.

The HGI Series B Convertible Preferred Stock (the “Series B Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends or (b) the per share amount the holders of the Series B Preferred would be entitled to upon conversion.  The liquidation preference was $472,119, of which $12,207 is an accrued dividend at September 30, 2010.  See Common Stock section above for stock dividends issued in June 2010.  Holders of the Series B Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company.  Following the Merger, the Series B Preferred is convertible into the Company’s common stock at a conversion price of $1.74 per share.  The Series B Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company.  The Series B Preferred is redeemable at the option of the Company at $2.30 per share prior to conversion.  As of September 30, 2010, there have been 270,044 shares of Series B Preferred converted or redeemed.  The Series B Preferred does not have voting rights.  Series B Preferred ranks senior to the following capital stock of the Company: the Series C Preferred.

INDEX

The HGI Series C Convertible Preferred Stock (the “Series C Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends or (b) the per share amount the holders of the Series C Preferred would be entitled to upon conversion.  The liquidation preference was $316,709, of which $6,709 is an accrued dividend at September 30, 2010.  See Common Stock section above for stock dividends issued in June 2010.  Holders of the Series C Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company.  Following the Merger, the Series C Preferred is convertible into the Company’s common stock at an initial conversion price of $2.27 per share.  The Series C Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company.  The Series C Preferred is redeemable at the option of the Company at $2.75 per share prior to conversion.  As of September 30, 2010, there have been 28,000 shares of Series C Preferred converted or redeemed.   The Series C Preferred does not have voting rights.   Series C Preferred ranks senior to the following capital stock of the Company: None.

The Company had issued and outstanding at September 30, 2010, 372,999 shares of Series A Preferred, 229,956 shares of Series B Preferred, and 124,000 shares of Series C Preferred, all with a par value of $0.001.

NOTE 16.  SUBSEQUENT EVENTS

Subsequent to September 30, 2010, the Company amended the Series X Convertible Preferred Certificate of Designation in order to authorize an additional 50,000 shares of Series X Convertible Preferred Stock with a par value of $0.01 per share for total authorized shares of 175,000.  Through the date of filing, the Company has raised an additional $150,000 in Series X Preferred Stock.  As of September 30, 2010, there were 125,000 shares authorized with 120,777 shares issued and outstanding.

Subsequent to September 30, 2010, the Company has received an additional net $40,000 in related party borrowings from a director on the board.  This note is to be considered due on demand and anticipated to be in current portion of notes payable to related parties.

There were no other subsequent events to disclose.

INDEX

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact constitute “forward-looking statements” within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue,” and similar expressions are intended to identify such forward-looking statements but are not the exclusive means of identifying such statements.  Although the Company believes that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under the Company’s control.  Those risks, uncertainties, and other factors could cause the actual results to differ materially from those in the forward-looking statements.  Those risks, uncertainties, and factors include, but are not limited to: the level of customer demand for and response to products and services offered by the Company, including demand by the consumer financial services industry, specifically the credit market and real estate markets, changes in economic conditions of the various markets the Company serves including the unsecured debt market and the distressed mortgage market; adequacy of financing; reliance on key executive officers; successfully implementing the Company’s growth strategy; a downturn in market conditions in any industry relating to the services that we provide; the effects and duration of continuing economic recession in the U.S. and other markets in which we operate; change in industry laws and regulations, specifically the debt settlement, mortgage and health insurance industries.  The Company expressly disclaims any obligation to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or expectations. The Company can give no assurances that such forward-looking statements will prove to be correct.

The following discussion of the financial condition and results of operation of the Company should be read in conjunction with the financial statements and the notes to those statements included in this Report.

Company Overview

The Company, through its subsidiaries, operates primarily in the consumer financial services industry, providing services related to personal debt, credit, mortgage, real estate, loan modification and insurance.  We works with our clients, who are consumers who may be in various stages of financial need, to assist in reducing their debt, correcting their credit profile, securing a home mortgage, buying, selling, or renting a residence, providing proper insurance for their assets, providing major medical and limited benefit health insurance products, mitigating potential home loss, and educating them in financial matters.

Plan of Operations

It is our intent to continue expanding its direct-to-consumer business via the service verticals noted above, both organically, as well as potentially through acquisition.  We also plan to increase our concentration on the business-to-business marketing strategy, specifically in the mortgage servicing industry.  We have supplemented our operating cash-flow with debt and equity financing to support our growth in marketing and business development. We intend to pursue additional funding through debt, subordinated debt, and equity financing to continue its expansion and growth efforts.

INDEX

In addition, we plan to increase its concentration on the business-to-business marketing strategy.  We have developed a business model to assist asset purchasers (“Client”) in the monetization of non-performing, residential mortgage notes or foreclosed single family homes (Assets”).  These Assets are purchased in bulk with cash at deep discounts, usually cents on the dollar and sold for 4.5 – 15 times the purchase price following placing a borrower in the Asset for a deed-in-lieu and several months of seller financed payment seasoning. While the Client is collecting the monthly cash flow payments from the borrower Halo is providing consumer financial rehabilitation services to each Client customer, including debt relief, credit restoration, and financial education.  In the end, Halo will refinance those consumers that have achieved a level of qualification capable of securing the loan.  The Company will participate in the proceeds of the monetization in addition to the service revenues generated.  Currently, the Company is under contract to work on over 8,000 Assets and projects an additional 10,000 Assets to be under contract during the next 6 months.  The Company believes that the country is in a long term deleveraging cycle whereby home financing will continue to be difficult to obtain.  For this same reason, we believe that our Clients will continue to be able to purchase Assets in bulk from large institutional sellers at deep discounts.  Finally, we believe that there is exponential value in the ability to rehabilitate consumers’ financial wherewithal to bankable levels and provide an additional exit strategy for our Clients’ Assets at improved returns of over 20% of their independent achievable IRR.

Finally, we identify potential Clients who currently own, or are in the process of acquiring, non-occupied foreclosed single family homes (“REO”) and non-performing residential mortgage notes (“NPN’s”).  These Clients are purchasing Assets in bulk for 15-20% of the Unpaid Principal Balance (“UPB”) on NPN’s, or Fair Market Value (“FMV”) for REO’s, and attempting to reset them for 90-95% of the FMV to the current borrower attached to the NPN, or to a new borrower for the REO.

For the NPN’s, the Client will restructure or modify the note for those borrowers who have a desire to stay in the home and have the capacity to afford the home.  The borrowers who either lack the desire to stay in the home or who lack the capacity to afford the home, the Client will seek to obtain a Deed in Lieu of Foreclosure, removing the current borrower and taking the home back to an REO.

For the REO’s, traditional apartment or home renters become buyers after a qualification and screening process because they are given the opportunity to purchase affordable homes at achievable and manageable down payment and subsequent monthly payments.  The Clients issue land contracts or mortgage notes for the new home owners.  A land contract (sometimes known as “contract for deed”) is a contract between a seller and buyer or real property in which the seller provides financing to buy the property for an agreed-upon purchase price and the buyer repays the loan in installments.  Under a land contract, the seller retains the legal title to the property, while permitting the buyer to take possession of it for most purposes other than legal ownership.  The sales price is typically paid in periodic installments.  When the full purchase price has been paid including any interest, the seller is obligated to convey legal title to the property to the buyer.  The Client provides entry level housing with built-in, fully amortized financing that equates to payments that are no more than the buyers are currently paying in rent and often as much as 35% less.

Typically, the Client sets the amortization schedule for the loans at 20 years or 33% shorter than the typical bank loan currently available.  Therefore, the buyers have an accelerated equity accumulation compared to conventional 30-year amortizing debt.

It is during this time that we work directly with the bower to improve their financial stability.  This is accomplished by analyzing their budget and financial disposition and creating a plan to address their unsecured debt burden, credit profile, insurance needs, and financial education.

When the home loans are “seasoned” they are attractive investment vehicles to be either financed or sold.  We will attempt to refinance the rehabilitated borrowers through an FHA loan providing the Client with an exit at 90-95% of par value.  The notes of the other borrowers that did not achieve qualifying levels of rehabilitation will be sold at between 60% and 85% of par value.  We will participate in the proceeds of the monetization in addition to the service revenues generated.

Our management team is well-positioned to execute its opportunity intensive business plan.  At its core, the plan seeks to execute on delivering valued analytics, consumer financial rehabilitation and asset monetization through mortgage lending to mid-size institutional investors while limiting the cost associated with acquiring consumer through traditional retail channels.

INDEX

Significant effort and investment capital has been incurred by the Company over the past seven years in order to put together a qualified and capable staff, and proprietary software platforms as well as develop the systems, procedures and infrastructure to execute the business plan on a large-scale.  Given the short time frame this current market opportunity has existed, we have a significant competitive advantage over others who may try to execute the same business plan.

Results of Operations for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009

Revenues

Revenue was down $524,743 or 24% to $1,675,529 for the three months ended September 30, 2010 from $2,200,272 for the three months ended September 30, 2009.  Revenue was down $1,259,241 or 18% to $5,762,726 for the nine months ended September 30, 2010 from $7,021,967 for the nine months ended September 30, 2009.  The difference is due to the overall reduction in revenue primarily due to several factors including management’s decision to implement a smaller marketing and customer lead budget, a reduced sales team in HDS and the overall affect of the amended TSR on the debt settlement industry.  We continue to implement marketing dollars in several of our smaller subsidiaries in an effort to increase those subsidiaries top line revenues as part of the Company’s long term growth plans.  Those subsidiaries include HGR, HSIS, HGM, HPA, and HFS.  These entities revenue growth offsets that of Halo’s primary subsidiary.  Halo continues to innovate and deploy its overall market strategy and reinvent its ability to provide increasingly effective and efficient services to consumers.

Looking forward to the three months ending December 31, 2010, our focus continues to remain on additional top line revenue growth of our subsidiaries named above while continuing to provide debt settlement services to existing customers of HDS.  Effective October 27, 2010, there will be no new sales volume in HDS, rather all new sales volume of debt settlement services by Halo will be performed in the HFS subsidiary and services will be performed specifically to adhere within regulatory guidelines established under the recent amendments to the Federal Trade Commission’s (FTC) Telemarketing Sales Rule (“TSR”) applicable to debt settlement fees.  Under this TSR amendment, debt settlement companies are prohibited from, among other things,  charging and accepting fees before the consumer’s debt has been settled and at least one payment has been made from the consumer to the creditor toward satisfying the settlement.  Our operational model has always been built and operated on a performance based model and we are already in full compliance with the ruling as of October 27, 2010.  We note although the capital structure requirements of a no-advanced fee model will be challenging for us and the debt settlement industry, the reform will only strengthen all aspects of the industry, create more transparency and a more secure environment for the customer, and increase the customers’ confidence in us.  HFS expects to see the number of unethical and illegitimate players in the industry wind down thereby legitimizing debt settlement, as a viable and credible alternative to bankruptcy.  As there will be less supply of debt settlement companies, we will seek to gain market share from companies that will be unable to sustain operations without the up-front fee model.  We intend to supplement operating cash flows with other diversified subsidiary verticals and through both debt and equity financing.  Further, as HFS is already fully compliant with the FTC ruling, HFS has ramped up its sales and operations and began closing customers.  Although cash flows from customers are only received once settlements have been reached and at a minimum partially satisfied, management believes this model will allow for a higher program success rate per customer, via less cancellations, which ultimately results in completion of the program by the customer and a higher collection rate of the customers entire service fee.

INDEX

Operating Expenses

Sales and marketing expenses include advertising, marketing and customer lead purchases, and direct sales costs incurred including appraisals, credit reports, and contract service commissions.  The majority of contract service commissions include those commissions paid to our independent real estate agents in HGR. Sales and marketing expenses decreased $125,965 or 31% to $284,597 for the three months ended September 30, 2010 from $410,562 for the three months ended September 30, 2009.  This decrease is primarily attributable to the overall reduction in lead purchase expense, consistent with the above noted decrease in revenues, during the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  This decrease is offset by an increase in HGR’s real estate closing commissions during the same time period.  Sales and marketing expenses increased $63,639 or 6% to $1,105,637 for the nine months ended September 30, 2010 from $1,041,998 for the nine months ended September 30, 2009.  This increase is primarily attributable to two factors; (a) the increased contract service commissions associated with HGR, in which we pays our independent agents commissions on the closing of residential real estate brokerage services and (b) the increase in overall volume of lead generation purchases the first six months of 2010 compared to the first six months of 2009.  The overall volume of lead generation purchases has declined for the three months ended September 30, 2010, as noted above.

General and administrative expenses increased $222,818 or 23% to $1,177,527 for the three months ended September 30, 2010 from $954,709 for the three months ended September 30, 2009.  This increase is primarily a result of a growth in allowance for doubtful accounts which is charged to bad debt expense, included within general and administrative expenses.  See significant accounting policies contained in Note 2 to the consolidated financial statements.  The remaining variance has remained flat with the exception that we have seen an increase in rent expense of approximately $70,000 related to the additional office space leased during October 2009 offset by a decrease in other overhead costs of approximately $50,000 and several other immaterial expense line item variances.  General and administrative expenses increased $876,380 or 40% to $3,056,929 for the nine months ended September 30, 2010 from $2,180,549 for the nine months ended September 30, 2009.  As the majority of the increase in general and administrative costs for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 is attributable to the first six months of this nine month period, with the exception of the increase in the provision for bad debt expense noted above, the variance is primarily attributable and consistent with the prior quarter’s analysis which was; (a) this increase is attributable to the additional costs associated with rent expense to office a growing workforce and variable general and administrative costs incurred to grow revenues (b) several new subsidiaries began operations during 2009, including Halo Loan Modification Services, LLC, Halo Portfolio Advisors, LLC, and Halo Choice Insurance Services, LLC, and in 2010 Halo Select Insurance Services, LLC, and as such, there have been increased general and administrative expenses and costs involved to get these companies fully operational, (c) additionally, as a result of now being a public company, we have incurred increased costs related to professional fees (accounting, legal, and stock transfer agent) that were not incurred for the six months ended June 30, 2009, and (d) finally, the Company has seen a growth in its allowance for doubtful accounts which is charged to bad debt expense, included within general and administrative expenses.  See significant accounting policies contained in Note 2 to the consolidated financial statements.

Salary, wages and benefits decreased $1,319,559 or 51% to $1,262,225 for the three months ended September 30, 2010 from $2,581,784 for the three months ended September 30, 2009.  Approximately $1,085,768 or 82% of this decrease is stock option compensation expense for any options that had vested during the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  Stock option compensation expense was $224,747 for the three months ended September 30, 2010 compared to $1,310,515 for the three months ended September 30, 2009.  Salary, wages and benefits decreased $870,612 or 18% to $4,016,569 for the nine months ended September 30, 2010 from $4,887,181 for the nine months ended September 30, 2009.  Approximately $764,411 or 88% of this decrease is stock option compensation expense for any options that had vested during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  Stock option compensation expense was $546,104 for the nine months ended September 30, 2010 compared to $1,310,515 for the nine months ended September 30, 2009.  As noted in the significant accounting policies contained in Note 2 to the consolidated financial statements, the fair value of stock options at the date of grant is determined via the Black Scholes model and, since the options were exercisable upon the occurrence of the Merger occurring on September 30, 2009, the fair value of such options is recognized in earnings over the vesting period of the options beginning when the Merger occurred.  Stock compensation expense is a non-cash expense item.  The remaining decrease in 2010 from 2009 is attributable to reduction in head count and variable costs associated with head count which primarily resulted in reduction in force efforts at both the parent company and within HDS consistent with senior leadership’s decision to implement decreased marketing, salaries, and variable overhead and operational costs to HDS as we increased our efforts to grow revenue in various other Halo ventures discussed above.  As salaries, wages and benefits is the most significant cost to the Company, management actively monitors this cost to ensure it is in line with our business plan.

INDEX

The Company experienced an improvement in its net loss position of $675,859 and 39% to a net loss of $1,069,449 for the three months ended September 30, 2010 from a net loss of $1,742,412 for the three months ended September 30, 2009.  The Company experienced losses of $1,409,745 to a net loss of $2,533,568 for the nine months ended September 30, 2010 from a net loss of $1,123,823 for the nine months ended September 30, 2009, primarily attributable to the reasons noted above.

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

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of $36,805.  The decrease of $49,285 in cash and cash equivalents from December 31, 2009 was due to cash provided by financing activities of $1,201,999 offset by cash used in operating activities of $1,083,888 and cash used in investing activities of $167,396.

Net cash used in operating activities was $1,083,888 for the nine months ended September 30, 2010, compared to $1,260,637 net cash used in operating activities for the nine months ended September 30, 2009.  The net cash used in operating activities for the nine months ended September 30, 2010 was due to a net loss of $2,533,567, adjusted primarily by the following: an increase in depreciation of $100,957, an increase in bad debt expense of $1,510,566, an increase in amortization of share-based compensation expense of $546,104, a decrease in prepaid expenses and other current assets of $152,355 primarily for amortization of prepaid consulting agreements, an increase in accounts payable of $154,921, an increase in accrued liabilities of $169,414, an increase in deferred rent of $114,388, and an increase in derivative liability of $95,626, offset by an increase in accounts receivable of $1,449,320.  The remaining immaterial variance is related to changes in operating assets and liabilities, a change in the noncontrolling interest balance, and earnings from investment in an unconsolidated entity (net of cash return on the investment).

Net accounts receivable decreased by $61,246 or 3%.  The decrease was a result of the increase of $1,510,566 in allowance for doubtful accounts less the increase in gross accounts receivable of $1,449,320.  Allowance for loan loss and bad debt expense is discussed in significant accounting policies above.  Heading into the three months ended December 31, 2010, we expect there to be a decrease in accounts receivable as of December 31, 2010 compared to September 30, 2010 as we begin to fully implement the HFS business plan via signing up its new debt settlement customers within the guidelines of the amended TSR discussed above.  As such, the HDS accounts receivable balance will wind down by the completion of the program via contractual payments of customers less cancellations and chargeoffs.

The accounts payable increase is primarily the result of the Company’s increase in general and administrative costs which has resulted in an increase in monthly vendor commitments and payables.  Further, we pro-actively manage the timing and aging of vendor payables throughout the year.  The increase in accrued liabilities of $169,414 is primarily related to a $148,592 increase in deferred compensation to multiple senior management personnel as discussed in Note 6 to the consolidated financial statements.   Deferred rent increased from $187,039 at December 31, 2009 to $301,427 at September 30, 2010, and this increase was related to the executed lease commitment of additional office space in our headquarters for which we negotiated deferred rental payments.  The deferred rent balance will begin to decrease in November 2010 as our monthly cash payment begins to exceed the straight line monthly expense booked in general and administrative expenses.  The increase in the derivative liability is related to warrants issued in connection with our Subordinated Offering discussed in Note 10 to the consolidated financial statements.

INDEX

Net cash used in investing activities was $167,396 for the nine months ended September 30, 2010, compared to net cash used in investing activities of $194,069 for the nine months ended September 30, 2009.  Our investing activities for the nine months ended September 30, 2010 consisted primarily of purchasing property and equipment of $42,896 and an investment by Halo Group Mortgage, LLC, in a joint venture of $24,500 related to our business plan of increasing revenues in our mortgage brokerage subsidiary.  Halo contributed $24,500, equal to a 49% opening equity balance, in the joint venture.  Under a qualitative and quantitative analysis performed in accordance with ASC 810 “Consolidation,” we do not meet the requirements of a variable interest entity for which we are the primary beneficiary.  As such, the equity method investment is included on the balance sheet in Investments in Unconsolidated Entities.  The remaining $100,000 decrease is related to a reclassification of restricted cash to deposits as the company renegotiated its agreement with a merchant bank such that the merchant bank will hold $100,000 in deposit to cover potential losses by the bank from customer cancellations.  See further discussion in Note 2 to the consolidated financial statements.

Net cash provided by financing activities was $1,201,999 for the nine months ended September 30, 2010, compared to net cash provided by financing activities of $1,400,960 for the nine months ended September 30, 2009.  Our financing activities for the nine months ended September 30, 2010 consisted primarily of the proceeds received from issuance of Series X Convertible preferred stock of $522,000, proceeds of $793,355 received from notes payable to related parties, proceeds from subordinated debt of $420,000, offset by $495,554 in payment of principal on notes payable, related party notes payable, subordinated debt, and net payments on the line of credit.  The Company did receive proceeds of $2,901 from the exercise of stock options during the nine months ended September 30, 2010.  The remaining decrease is related to debt discount for subordinated debt as discussed in Note 10 of the consolidated financial statements.

As shown below, at September 30, 2010, our contractual cash obligations totaled approximately $4,274,443, all of which consisted of operating lease obligations and debt principal repayment.

	Payments due by December 31,
Contractual Obligations	2010	2011-2012	2013-2014	2015 & Thereafter	Total
Debt Obligations	$921,062	$214,141	$217,000	$0	$1,352,203

Operating Lease Obligations	$155,474	$1,554,109	$1,212,657	$0	$2,922,240

Total Contractual Cash Obligations	$1,076,536	$1,768,250	$1,429,657	$0	$4,274,443

We will need additional financing to fund additional material capital expenditures and to fully implement our business plan in a manner that not only continues to expand the already established direct-to-consumer approach, but also allows the Company to establish a stronger brand name in all the areas which it operates, including mortgage servicing of distressed asset sectors and the purchase and monetization of non-performing, residential mortgage notes or REO.

There are no assurances that additional financing will be available on favorable terms, or at all.  If additional financing is not available, we will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures as a way to supplement the cash flows generated by operations.  We have a backlog of fees under contract in addition to our accounts receivable balance.  The failure to adequately fund its capital requirements could have a material adverse effect on our business, financial condition and results of operations.  Moreover, the sale of additional equity securities to raise financing will result in additional dilution to our stockholders, and incurring additional indebtedness could involve the imposition of covenants that restrict our operations.  Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties, via both debt and equity, to balance the  cash requirements and to finance specific capital projects.

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

Item 4T. Controls and Procedures.

As of the end of the period covered by this report, our principal executive officer and principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, we concluded that, as of the date of the evaluation, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

INDEX

Part II - Other Information

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.  The Company has a relatively limited operating history.  Our limited operating history and the unpredictability of the consumer financial services industry make it difficult for investors to evaluate our business.  An investor in our securities must consider the risks, uncertainties and difficulties frequently encountered by companies in rapidly evolving markets.

We will need additional financing to implement our business plan.  The Company will need additional financing to fully implement its business plan in a manner that not only continues to expand an already established direct-to-consumer approach, but also allows the Company to establish a stronger brand name in all the area in which it operates, including mortgage servicing and distressed asset sectors.  In particular, the Company will need substantial financing to:

•	further develop its product and service lines and expand them into new markets;
•	expand its facilities, human resources, and infrastructure;
•	increase its marketing efforts and lead generation; and
•	expand its business into purchasing and servicing distressed asset portfolios.

There are no assurances that additional financing will be available on favorable terms, or at all.  If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures.  The failure to adequately fund its capital requirements could have a material adverse effect on the Company’s business, financial condition and results of operations.  Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders, and incurring additional indebtedness could involve the imposition of covenants that restrict the Company’s operations.

Our products and services are subject to changes in applicable laws and regulations.  The Company’s business is particularly subject to changing federal and state laws and regulations related to the provision of financial services to consumers.   In the current economic climate where consumer protection is paramount, the Company has already seem many regulatory changes particularly in debt settlement, mortgage and credit repair which had a substantial impact on the Company’s operations.  The Company’s continued success depends in part on its ability to anticipate and respond to these changes, and the Company may not be able to respond in a timely or commercially appropriate manner.  If the Company fails to adjust its products and services in response to changing legal and/or regulatory requirements, the ability to deliver its products and services may be hindered, which in turn could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

We may never pay dividends to our common stockholders.  The Company currently intends to retain its future earnings to support operations and to finance expansion and therefore the Company does not anticipate paying any cash dividends in the foreseeable future other than to holders of Halo Group preferred stock.

The declaration, payment and amount of any future dividends on common stock will be at the discretion of the Company’s Board of Directors, and will depend upon, among other things, earnings, financial condition, capital requirement, level of indebtedness and other considerations the Board of Directors considers relevant.  There is no assurance that future dividends will be paid on common stock or, if dividends are paid, the amount thereof.

INDEX

Our common stock is quoted through the OTCQB, which may have an unfavorable impact on our stock price and liquidity.  The Company’s common stock is quoted on the OTCQB, which is a significantly more limited market than the New York Stock Exchange or NASDAQ.  The trading volume may be limited by the fact that many major institutional investment funds, including mutual funds, follow a policy of not investing in Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending Over the Counter stock because they are considered speculative and volatile.

The trading volume of the Company’s common stock has been and may continue to be limited and sporadic.  As a result, the quoted price for the Company’s common stock on the OTC Bulletin Board may not necessarily be a reliable indicator of its fair market value.

Additionally, the securities of small capitalization companies may trade less frequently and in more limited volume than those of more established companies.  The market for small capitalization companies is generally volatile, with wide price fluctuations not necessarily related t the operating performance of such companies.

Our common stock is subject to price volatility unrelated to our operations.  The market price of the Company’s common stock could fluctuate substantially due to a variety of factors, including market perception of the Company’s ability to achieve its planned growth, operating results of it and other companies in the same industry, trading volume of the Company’s common stock, changes in general conditions in the economy and the financial markets or other developments affecting the Company or its competitors.

Our common stock is classified as a “penny stock.”

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us.  It is likely that the Company’s common stock will be considered a penny stock for the immediately foreseeable future.

For any transactions involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also provide disclosures to its customers, prior to executing trades, about the risks of investing in penny stocks in both public offerings and in secondary trading in commissions payable to both the broker-dealer and the registered representative, and the rights and remedies available to an investor in cases of fraud in penny stock transactions.

Because of these regulations, broker-dealers may not wish to furnish the necessary paperwork and disclosures and/or may encounter difficulties in their attempt to buy or sell shares of the Company’s common stock, which may in turn affect the ability of Company stockholders to sell their shares.

Accordingly, this classification severely and adversely affects any market liquidity for the Company’s common stock, and subjects the shares to certain risks associated with trading in penny stocks.  These risks include difficulty for investors in purchasing or disposing of shares, difficulty in obtaining accurate bid and asks quotations, difficulty in establishing the market value of the shares, and a lack of securities analyst coverage.

INDEX

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

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

Date: November 12, 2010	By:	/s/ Brandon Cade Thompson
Brandon Cade Thompson
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2010	By:	/s/ Paul Williams
Paul Williams
Chief Financial Officer
(Principal Financial Officer)