Form 10-K
period 2010-12-31
Halo Companies, Inc.
filed 2011-03-31
CIK 814286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-K
_______________

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

HALO COMPANIES, INC.
 (Exact name of registrant as specified in its charter)

Delaware	000-15862	13-3018466
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

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
Yes  [_]     No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes  [_]     No  [X]

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
Yes  [_]     No  [_]

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

Large Accelerated Filer   [_]      Accelerated Filer   [_]      Non-Accelerated Filer   [_]      Smaller Reporting Company   [X]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes  [_]     No  [X]

As of June 30, 2010, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the issuer was approximately $3,065,695 based on the last sales price of the issuer’s Common Stock, as reported by Bloomberg LP Investor Services.  This amount excludes the market value of all shares as to which any executive officer, director or person known to the registrant to be the beneficial owner of at least 5% of the registrant’s Common Stock may be deemed to have sole or shared voting power.

The number of shares outstanding of the registrant’s Common Stock as of March 4, 2011 was 65,429,706.

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

PART I

Item 1.  BUSINESS.

General

Halo Companies, Inc. (“Halo” or the “Company”) was incorporated under the laws of the State of Delaware on December 9, 1986.  Its principal executive offices are located at One Allen Center, Suite 500, 700 Central Expy South, Allen, Texas 75013 and its telephone number is 214-644-0065.  The Company’s stock symbol is HALN.

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

Business Overview

Halo is a nationwide real estate investment, asset management and financial services company that provides technology and asset management solutions to asset owners as well as real estate and financial services to financially distressed consumers which can be applied individually or utilized as a comprehensive workout strategy. Halo is able to develop comprehensive, custom tailored solutions for consumers through debt settlement, credit repair, mortgage lending, real estate services and insurance protection. Halo also offers technology solutions, asset management, portfolio advisory and consulting services for investors and institutions holding portfolios or non-performing assets.

Products and Services

Halo focuses primarily on single family residential real estate across the United States as well as working with clients, who are either direct consumers of Halo or are a business customer of Halo (i.e. private funds who have clients whom own residential real estate property or mortgage backed investments) and who may be in various stages of financial need, to assist in reducing their debt, correcting their credit profile, securing a home mortgage, buying or selling a residence, providing proper insurance for their personal life and health and personal assets, mitigating potential home loss, and educating them in financial matters.

Looking forward to the fiscal year ending December 31, 2011, our focus continues to remain on additional top line revenue growth in our subsidiaries named above while continuing to provide debt settlement services to the existing customers of HDS.  Effective October 27, 2010, there were no new sales in HDS (current servicing of existing customers is still active, including collecting of fees already earned and owed on all existing customers), rather all new sales of debt settlement services by Halo were performed by HFS and services performed specifically adhered with regulatory guidelines established under the recent amendments to the Federal Trade Commission’s (FTC) Telemarketing Sales Rule (“TSR”) applicable to debt settlement fees.  Under this TSR amendment, debt settlement companies are prohibited from, among other things, charging and accepting fees before the consumer’s debt has been settled and at least one payment has been made from the consumer to the creditor toward satisfying the settlement.  This massive overhaul and change in the debt settlement industry has had a much more dramatic impact than we anticipated.  Although HFS has seen an increase in the ability to quickly settle a customer’s debts and recognize revenue, it has become difficult to continue to market the service and obtain quality customers.  As more than 50% of the companies in the debt settlement industry closed their doors in late 2010, many of the lead vendors were unable to continue to utilize economies of scale to effectively market and produce viable debt settlement leads.  Throughout fourth quarter 2010, HFS saw lead marketing prices rise while lead quality decreased dramatically.  This impacted our ability to pass quality leads to our sales agents, which in turn lead to decreased sales and therefore a decrease in our ability to offer economically sensible compensation to our sales agents.  Because revenue is recognized following performance, the financial success of this business was going to be through long term residual growth built by building up a steady customer base over 2011 and seeing residual revenue start flowing in as successful customer settlements increased.  However, because management noticed a trend in rising marketing costs coupled with decreased sales volume and increased competition for leads and quality sales agents, management made a strategic decision to scale back sales operations and minimize the commitment of marketing dollars in HFS.  Management believes that operational capital is better spent on our opportunities in HAM and HPA and has seen an immediate impact on revenue since shifting increased marketing and operational capital to those subsidiaries at the expense of HFS.  Management believes the most effective way to leverage our HFS sales and negotiation back office is through both organic referrals from our other subsidiaries and wholesale accounts gained from our Client’s in HPA and our customers who seek our Assets in HAM.

The following outline briefly describes Halo’s various subsidiaries and the products and services they offer:

Halo Asset Management, LLC   Halo Asset Management (HAM) was formed as the operating company for the purchase or investment into funds of real estate owned (REO) properties or mortgage backed securities.  The primary investment focus is to acquire properties in metropolitan areas with an emphasis on acquiring below replacement cost, undervalued or distressed properties through REO.  The Company has allocated many of its resources to the development and launch of HAM which management believes will be the core business of the Company moving forward.  HAM will have access to the full gamut of operational efficiencies and stream line processes offered by the other Halo entities in order to properly service and provide necessary value added opportunities to the home owners and occupants in the homes that are purchased.  The success of HAM will be when home occupants reach financial rehabilitation thus helping the economic stabilization in the consumers’ respective local economies.  HAM created a unique business plan that takes advantage of two of the largest anomalies that exist in today’s residential real estate market: (1) the collapse of available capital for lending, and (2) the over-correction of home prices particularly in low-to moderate-income markets.

UHalo Portfolio Advisors, LLCU  Halo Portfolio Advisors (HPA) leverages the complete Halo business-to-consumer suite of services to market turnkey solutions to lenders and debt servicers. In today’s economy, lenders are experiencing an overflow of distressed assets.  Many debt servicers are currently overwhelmed with imposed programs that require more resources such as people, money and time to be effective. Halo’s technology systems are bundled with transparency, accountability, efficiency, speed, and flexibility. This unique strategy directs borrowers into an intelligent, results-driven process that establishes affordable, long-term mortgages while also achieving an improved return for lenders, debt servicers and investors, when compared to foreclosure.

UHalo Group Mortgage, LLCU   Halo Group Mortgage (HGM) is a full-service mortgage brokerage institution in the retail lending environment.  Currently licensed in several southwestern states, HGM specializes in partnering banks with both current and potential home owners to obtain mortgages.  During 2010, HGM began operations in a joint venture agreement for the purpose of providing mortgage banking services to consumers in states that HGM was not currently licensed in.

UHalo Debt Solutions, Inc.U  Halo Debt Solutions (HDS) provides debt settlement services, negotiating and settling various types of unsecured debt on behalf of its clients.  The Company’s primary goal is to help clients achieve an unsecured debt-free lifestyle.  The Company’s programs provide affordable payment plans, based upon each client’s personal financial situation.  HDS provides these services to its clients consistent with industry standards for debt negotiation and educational support.

UHalo Credit Solutions, LLCU  Halo Credit Solutions (HCS) uses proprietary credit repair management software to dispute inaccuracies and errors in consumer credit reports on behalf of its clients over a six-month time frame.  Each client exits the program with a guaranteed accurate credit report, as verified by credit reporting agencies.

UHalo Group Realty, LLCU  Halo Group Realty (HGR), a real estate agency, provides real estate services to home buyers and sellers, including marketing and listing services and home value appraisals.  Halo realizes that most of its clients have real estate needs and, because of the existing business relationship with other Halo subsidiaries, these clients are often willing to utilize the services of Halo Group Realty.

UHalo Loan Modification Services, LLCU  Halo Loan Modification Services has developed a process that puts its clients/borrowers into a systematic and streamlined work-out process to establish affordable, long-term mortgages.

UHalo Select Insurance Services, LLCU  Halo Select Insurance Services (HSIS) is a member in Halo Choice Insurance Services, LLC (HCIS), and owns a 49% interest.  Halo Select Insurance Services serves as a health and life insurance brokerage marketing multiple carriers’ products primarily in limited benefit health, major medical, short term medical, and life insurance.  HSIS is currently licensed in multiple states.  Halo Choice Insurance Services represents the lines of hundreds of insurance companies, including State Auto, Safeco, Travelers, CNA, Progressive, and Hartford.  Halo Choice Insurance Services’ relationships with these insurers give Halo Choice Insurance Services the opportunity to offer competitively-priced auto, home, life, health, small business and other insurance products to its clients.

UHalo Benefits, Inc.U  Formerly named Halo Group Consulting, Inc., Halo Benefits (HBI) offers financial services to individuals through associations, insurance companies, and employee benefit services groups. HaloCare, a product of Halo Benefits, provides a comprehensive solution to address most common financial challenges including debt settlement, credit repair, foreclosure avoidance, bankruptcy counseling, and financial education. Through the power of the HaloCare initiative, Halo Benefits provides unparalleled financial assistance for the American consumer.

UHalo Financial Services, LLCU  Halo Financial Services (HFS) is primarily focused in the consumer debt education, analysis and debt workout program.  HFS utilizes cutting edge technology and algorithms to produce the best scenario determined for each individual. The technology is derived from thousands of case studies which were evaluated and logged with consideration based on multiple factors. Factors include state, region, income level, debt load, type of debt, and many others.  This entity is focused on providing the Company additional opportunities in the market as its business model takes into consideration the ever increasing regulatory issues surrounding this consumer market.

Competition

The asset investment, asset management and financial services industries are highly competitive, and there is considerable competition from major institutions in Halo’s lines of business, including national financial institutions, real estate agencies and insurance companies, as well as specialty consumer financial services companies offering one or more of the products and services offered by Halo.  The development and commercialization of new products and services to address consumers’ financial needs is highly competitive, and there will be considerable competition from major companies seeking to expand their own product and service offerings. Many of Halo’s competitors have substantially more resources than Halo, including both financial and technical resources.  Additionally, competition is intense in obtaining highly qualified employees.

Intellectual Property

The Company maintains copyrights on all of its printed marketing materials, web pages and proprietary software.  Halo’s goal is to preserve the Company’s trade secrets, without infringing on the proprietary rights of other parties.

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

Employees

As of December 31, 2010, the Company had approximately 67 full-time employees.  None of the Company’s employees is covered by a collective bargaining agreement.  As of December 31, 2010, the Company also had 26 independent residential real estate agents working primarily in the north Texas region.  Halo believes that it maintains good relationships with its employees and its independent agents.

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

Asset Investments have not been identified; Appropriate investments may not be available. Halo intends to focus its real estate investment operations in acquiring “suitable properties” and real estate investments in the domestic United States.  Although Halo continually reviews prospective investments, it has not identified specific properties for acquisition.  There is no assurance that Halo will acquire any future assets, properties, or investments, or, if it does, what the terms of such acquisitions or investments might include.  Halo expects to engage in a number of acquisitions, sales, exchanges, developments, improvements, investments, and dispositions of mainly single-family residential properties.  There is no firm information available with respect to the future assets of Halo that an investor can evaluate.

Real Estate investments are illiquid and value is dependent on conditions beyond Halo’s control.  Real estate investments are relatively illiquid.  The ability of Halo to vary its investments in response to the changes in economic and other conditions will be limited.  Further, no assurances can be given that the fair market value of any assets acquired by Halo will not decrease in the future.  The underlying value of the assets and Halo’s income will be dependent upon Halo’s ability to manage the assets in a manner sufficient to maintain or increase revenues in excess of operating expenses.  Revenues may be adversely affected by adverse changes in national or local economic conditions, defaults by lessees or inhabitants of Halo’s properties, changes in interest rates and the availability, costs and terms of financing, costs and terms of development, the impact of present or future environmental legislation and compliance with environmental laws, changes in real estate tax rates and other operating expenses, condemnations and eminent domain, adverse changes in governmental rules and fiscal policies, civil unrest, acts of God, earthquakes, hurricanes and other natural disasters (which may result in uninsured losses), acts of war and terrorism, adverse changes in zoning laws, and other facts which are beyond Halo’s control.

Adverse conditions in many U.S. real estate markets.  As widely reported, many real estate markets in the United States have declined in value.  Although conditions vary widely among markets, in general, areas that experienced rapid increases in real estate prices in recent years are experiencing greater difficulties than areas in which prices rose less rapidly.  Also, in areas that are expecting difficulties, the current downturn is typically more sever in, or in some cases largely limited to, the market for residential real estate.

Lack of geographical diversification could subject Halo’s real estate investment portfolio to concentration risk.  Real estate investment success is dependent upon the general economic conditions in the geographic areas in which a substantial number of investments are located.  Halo will be subject to any adverse economic, political or business developments in such areas, including natural hazard risks, which may adversely affect the value of Halo assets.

Halo’s properties will be subject to environmental risk.  Halo’s operating costs may be affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation with respect to its assets.  In the due diligence process, to the extent Halo deems the same appropriate, efforts will be made to identify potential environmental liabilities prior to acquisition of assets, including identification of hazardous substances or wastes, contaminants, pollutants or sources thereof.

The risk of uninsured losses will be borne by Halo.  Halo expects to maintain insurance coverage against liability to third parties and property damage as is customary for similar business, insofar as Halo deems the same necessary or appropriate.  There can be no assurances that insurance will be available or sufficient to cover all such risks.  Insurance against certain risks may be unavailable or commercially infeasible.  Uninsured losses will be borne by the Company.

Item 1B.  UNRESOLVED STAFF COMMENTS.

None.

Item 2.  PROPERTIES.

The Company’s corporate offices are located at 700 Central Expressway South, Suite 500, Allen, Texas 75013, where Halo has 34,524 square feet of office space under lease.  Pursuant to an office lease dated November 12, 2007, as amended, the Company is required to make monthly lease payments of $32,663, with an increase in May 2010 to $49,789 and in November 2010 to $61,199 per month.  The lease expires on August 14, 2014.

Item 3.  LEGAL PROCEEDINGS.

The Company is not aware of any material legal proceeding that is pending against the Company or to which any of its property is the subject.

Item 4.  RESERVED.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information

The Company’s Common Stock is currently traded in the over-the-counter market and quoted under the symbol HALN.OTCQB. The following are the high and low sales prices for the Company’s Common Stock for the periods reflected below, as reported by Bloomberg LP Investor Services:

UFiscal Year Ended December 31, 2010	UHigh	ULow
First Quarter	$2.87	$.38
Second Quarter	$3.25	$.45
Third Quarter	$1.40	$.53
Fourth Quarter	$.95	$.51
UFiscal Year Ended December 31, 2009	UHigh	ULow
First Quarter	$.03	$.03
Second Quarter	$.08	$.02
Third Quarter	$.60	$.03
Fourth Quarter	$.40	$.05

The above prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Holders

The approximate number of stockholders of record of the Company’s Common Stock on December, 31 2010 was 3,119. The Company estimates that, in addition, there are approximately 1,700 stockholders with shares held in “street name.”

Dividends

We intend to retain future earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2010, except as included in our Quarterly Reports on Form 10-Q or in our Current Reports on Form  8-K, we have not sold any equity securities not registered under the Securities Act.

Repurchases of Equity Securities

The Company did not repurchase any of its equity securities during the year ended December 31, 2010.

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

Company Overview

The Company, through its subsidiaries, operates primarily in the distressed asset acquisition, asset management and financial services industry, providing services related to distressed asset acquisition, distressed asset monetization, real estate asset management, personal debt, credit, mortgage, real estate, loan modification and insurance.

We work with our business clients, who are typically distressed debt investors or debt servicers to market turnkey solutions to greater monetization of their portfolios. In today’s economy, lenders are experiencing an overflow of distressed assets.  Many debt servicers are currently overwhelmed with imposed programs that require more resources such as people, money and time to be effective. Halo’s technology systems are bundled with transparency, accountability, efficiency, speed, and flexibility. This unique strategy directs borrowers into an intelligent, results-driven process that establishes affordable, long-term mortgages while also achieving an improved return for lenders and investors, when compared to foreclosure

We work with our consumer clients that may be in various stages of financial crisis, to assist in reducing their debt, correcting their credit profile, securing a home mortgage, buying, selling, or renting a residence, providing proper insurance for their assets, providing major medical and limited benefit health insurance products, mitigating potential home loss, and educating them in financial matters.

Plan of Operations

Halo has developed a business model through Halo Asset Management for the monetization of non-performing, residential mortgage notes (“NPNs”) or foreclosed single family homes (“REO”) (collectively, “Assets”).  These Assets are purchased in bulk with cash for $2,000 - $10,000 each and in-turn resold for $30,000 - $45,000 each using seller provided financing.  HAM will season the notes for 6-24 months collecting cash flow payments from the borrower while providing consumer financial rehabilitation services to each customer, including debt relief, credit restoration and financial education.  Halo utilizes several different strategies to place a new borrow in the Asset and following several months of seller financed payment seasoning, disposes of the performing Assets in bulk to various bulk performing asset buyers.  Prior to any bulk disposal, Halo will refinance those consumers that have achieved a level of qualification capable of securing the loan.  The Company will participate in the profits of the monetization in addition to the service revenues generated for HAM and other Halo subsidiaries.

For the NPN’s, Halo will get a deed-in-lieu of foreclosure from the borrower (which ensures Halo ownership of the underlying asset; not just the purchased note) and will subsequently restructure or modify the note for those borrowers who have a desire to stay in the home and have the capacity to afford the home.  The borrowers who either lack the desire to stay in the home or who lack the capacity to afford the home shall be removed, often times through incentives, and Halo shall take the home back to an REO.

For the REO’s, traditional apartment or home renters become buyers after a qualification and screening process because they are given the opportunity to purchase affordable homes at achievable and manageable down payment and subsequent monthly payments.  Halo issues land contracts or mortgage notes for the new home owners.  A land contract (sometimes known as “contract for deed”) is a contract between a seller and buyer or real property in which the seller provides financing to buy the property for an agreed-upon purchase price and the buyer repays the loan in installments.  Under a land contract, the seller retains the legal title to the property, while permitting the buyer to take possession of it for most purposes other than legal ownership.  The sales price is typically paid in periodic installments.  When the full purchase price has been paid including any interest, the seller is obligated to convey legal title to the property to the buyer.  Halo provides entry level housing with built-in, fully amortized financing that equates to payments that are no more than the buyers are currently paying in rent and often as much as 35% less.

Typically, Halo will set the amortization schedule for the loans at 20 years or 33% shorter than the typical bank loan currently available.  Therefore, the buyers have an accelerated equity accumulation compared to conventional 30-year amortizing debt.

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

The Company believes that the country is in a long term deleveraging cycle whereby home financing will continue to be difficult to obtain.  For this same reason, we believe that we will continue to be able to purchase Assets in bulk from large institutional sellers at deep discounts.

In addition to purchasing and monetizing Assets for HAM, we plan to increase concentration on the business-to-business marketing strategy.  HPA targets other asset purchasers or servicers (“Client”) and leverages the business model described above as well as an integrated approach for returning performance to distressed asset/debt portfolios by balancing strong focus on restoring stability and predictability to loan portfolios and increasing cash flow with unique and convenient solutions for our Clients and their customers.  HPA services include portfolio strategy consulting, default management, asset/liability management, asset preservation management, debt servicing, debt restructuring, campaign management advisement, portfolio acquisition and disposal support.  We will utilize the HAM business model described above to assist in the monetization of NPNs and REO.  The Company will participate in the proceeds of any Client monetization in addition to service revenues generated for HAM and other Halo subsidiaries.  Currently, the Company is under contract to work on over 10,000 Assets and projects an additional 8,000 Assets to be under contract during the next 6 months.  We believe that there is exponential value in the ability to rehabilitate consumers’ financial wherewithal to bankable levels and provide an additional exit strategy for Clients at improved returns of over 20% of their independent achievable IRR.

HPA’s focus is to work with asset managers, investors and servicers to provide a unique, tailored workout program that will improve the performance of the assets or notes through a myriad of creative analytic and retention strategies.  HPA utilizes Halo’s in-house technology to provide a proprietary, customized analysis of a Client’s position.  HPA then custom tailor’s a solution for the Client which provides the Client analytics on which assets or notes to monetize first and what options are best utilized to monetize each individual asset or note.  HPA is then able to follow up with Halo’s suite of consumer financial products including loan modification, short sale services, refinancing, credit repair, and unsecured debt resolution to assist the Client in carrying out the custom solution that HPA provided.

The current economic environment finds lenders and servicers drowning in an overflow of distressed assets and Halo recognizes the cause behind a typical troubled asset is often not one, but several contributing factors. HPA’s workout program allows for management of a diverse portfolio of loans.  HPA’s technology systems are bundled with transparency, accountability, efficiency, speed, and flexibility.  This unique strategy delivers Clients an intelligent, results-driven process that achieves an improved return for lenders, investors and servicers.  Halo’s operational support services allow endless opportunities for strategic relationships with major distressed asset managers and servicers.

Our management team is well-positioned to execute its opportunity intensive business plan.  At its core, the plan seeks to execute on delivering asset management, valued analytics, consumer financial rehabilitation and asset monetization through mortgage lending in HAM or to mid-size institutional investors while limiting the cost associated with acquiring consumers for other Halo subsidiaries through traditional retail channels.

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

It is our intent to continue expanding the direct-to-consumer business via the service verticals noted above, both organically, as well as potentially through acquisition.  We also plan to increase our concentration on the business-to-business marketing strategy, specifically in the mortgage servicing industry.  We have supplemented our operating cash-flow with debt and equity financing to support our growth in marketing and business development. We intend to pursue additional funding through debt, subordinated debt, and equity financing to continue expansion and growth efforts.

Results of Operations for the year ended December 31, 2010 Compared to the year ended December 31, 2009

Revenues

For the year ended December 31, 2010, Revenue was up $654,000 to $866,000 from $212,000 for the year ended December 31, 2009 in the Company’s HPA, HGR and HSIS subsidiaries combined.  Notwithstanding, overall Revenue was down $2,252,752 or 25% to $6,861,204 for the year ended December 31, 2010 from $9,113,956 for the year ended December 31, 2009.  The difference and overall reduction in revenue is primarily in HDS due to several factors including management’s decision to implement a smaller marketing and customer lead budget, a reduced sales team and the overall affect of the amended TSR on the debt settlement industry.  We continue to earmark marketing dollars in several of the smaller subsidiaries in an effort to increase those subsidiaries top line revenues as part of the Company’s long term growth plans.  Those subsidiaries include HGR, HSIS, HGM, and HPA.  These entities have seen revenue growth in 2010 to help offset the decrease of HDS.  Halo continues to innovate and deploy its overall market strategy and reinvent its ability to provide increasingly effective and efficient services to business and consumer customers alike.

Looking forward to the fiscal year ending December 31, 2011, our focus continues to remain on additional top line revenue growth of its subsidiaries named above while continuing to provide debt settlement services to the existing customers of HDS.  Effective October 27, 2010, there were no new sales in HDS (current servicing of existing customers is still active, including collecting of fees already earned and owed on all existing customers), rather all new sales of debt settlement services by Halo were performed by HFS and services will be performed specifically in adherence with regulatory guidelines established under the recent amendments to the TSR applicable to debt settlement fees.  Management believes the most effective way to leverage our HFS sales and negotiation back office is through both organic referrals from our other subsidiaries and wholesale accounts gained from our Client’s in HPA and our customers who seek our Assets in HAM.

As noted above, Halo’s HPA subsidiary saw revenue grow from $0 in 2009 to just over $200,000 in 2010 and has seen that growth rate increase exponentially in the first two months of 2011 and expects that growth to continue throughout 2011.

As the Company also looks forward to fiscal year 2011, as noted above, Halo has developed a business model in its HAM subsidiary in the monetization of Assets.  In 2011, the Company expects operations and cash flows to this Halo vertical to be material to the Company.

Operating Expenses

Sales and marketing expenses include advertising, marketing and customer lead purchases, and direct sales costs incurred including appraisals, credit reports, and contract service commissions.  The majority of contract service commissions include those commissions paid to our independent real estate agents in HGR. Sales and marketing expenses increased $13,497 or 1% to $1,398,886 for the year ended December 31, 2010 from $1,385,389 for the year ended December 31, 2009.  This increase is primarily attributable to two factors; (a) the increased contract service commissions associated with HGR, in which we pays our independent agents commissions on the closing of residential real estate brokerage services and (b) the increase in overall volume of lead generation purchases the first six months of 2010 compared to the first six months of 2009.  The overall volume of lead generation purchases has declined for the six months ended December 31, 2010, primarily attributable to the overall reduction in lead purchase expense in HDS, consistent with the above noted decrease in HDS revenues.

General and administrative expenses increased $584,820 or 18% to $3,850,498 for the year ended December 31, 2010 from $3,265,678 for the year ended December 31, 2009.  This increase is a result of several items including a growth in allowance for doubtful accounts which is charged to bad debt expense, included within general and administrative expenses.  See significant accounting policies contained in Note 2 to the consolidated financial statements.  The increase is also attributable to the following; (a) additional costs associated with rent expense contractually entered into during October 2009, (b) variable general and administrative costs incurred to grow revenues, (c) several new subsidiaries began operations during 2009, including Halo Loan Modification Services, LLC, Halo Portfolio Advisors, LLC, and Halo Choice Insurance Services, LLC, and in 2010 Halo Select Insurance Services, LLC, and as such, there have been increased general and administrative expenses and costs involved to get these companies fully operational, (d) additionally, as a result of now being a public company, we have incurred increased costs related to professional fees (accounting, legal, and stock transfer agent) that were not incurred for the full year ended December 31, 2009.

Salary, wages and benefits decreased $1,259,143 or 20% to $5,066,843 for the year ended December 31, 2010 from $6,325,986 for the year ended December 31, 2009.  Approximately $810,929 or 64% of this decrease is stock option compensation expense for any options that had vested during the year ended December 31, 2010 compared to the year ended December 31, 2009.  Stock option compensation expense was $588,894 for the year ended December 31, 2010 compared to $1,399,823 for the year ended December 31, 2009.  As noted in the significant accounting policies contained in Note 2 to the consolidated financial statements, the fair value of stock options at the date of grant is determined via the Black Scholes model and, since the options were exercisable upon the occurrence of the Merger occurring on September 30, 2009, the fair value of such options is recognized in earnings over the vesting period of the options beginning when the Merger occurred.  Stock compensation expense is a non-cash expense item.  The remaining decrease in 2010 from 2009 is attributable to reduction in head count and variable costs associated with head count which primarily resulted in reduction in force efforts at both the parent company and within HDS, consistent with senior leadership’s decision to implement decreased marketing, salaries, and variable overhead and operational costs to HDS as we increased our efforts to grow revenue in various other Halo ventures discussed above.  As salaries, wages and benefits is the most significant cost to the Company, management actively monitors this cost to ensure it is in line with our business plan.

Interest expense increased $106,389 or 117% to $197,556 for the year ended December 31, 2010 from $91,167 for the year ended December 31, 2009.  The increase is primarily attributable to the increase in subordinated debt balance during 2010 as discussed in Note 11 to the consolidated financial statements.  Also requiring discussion is that the Company paid off several material portions of its notes payable during December 2010, however, the interest expense was still incurred for a majority of the year and as such did not materially impact interest expense.

The Company experienced losses of $1,703,405 to a net loss of $3,599,363 for the year ended December 31, 2010 from a net loss of $1,895,958 for the year ended December 31, 2009, primarily attributable to the reasons noted above.

Significant Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.  These policies are contained in Note 2 to the consolidated financial statements and summarized here.

URevenue Recognition and Accounts Receivable

The Company generally recognizes revenue in the period in which services are provided.  With respect to any enrolled debt account, HFS recognizes its revenue once a client makes at least one payment to a creditor pursuant to a settlement agreement, debt management plan, or other valid contractual agreement between the client and the creditor. The revenue recognized on any enrolled account bears the same proportional relationship to the total revenue that would be recognized for renegotiating, settling, reducing, or altering the terms of the debt balance on all of a particular client’s enrolled accounts as the individual debt amount bears to the entire debt amount.   Settlements can be in the form of a lump sum creditor settlement payment or via contractual payment plans.  HDS recognizes its revenue over the average service period. The average service period is defined as the average length of time it takes to receive a settlement offer from each creditor which satisfies HDS’ contractual obligation to the client per the client’s service agreement with HDS, calculated on the entire HDS client base, currently ten months.  The service being provided for each client is evaluated at an individual creditor level, thus the revenue recognition period estimate is calculated at an individual creditor level.  The estimate is derived by comparing (i) the weighted average length of time from when the creditor was enrolled with HDS, to (ii) the time HDS received a contractually obligated settlement offer, per creditor, on all accounts since the inception of HDS, to (iii) the weighted average length of time all other creditors that are currently enrolled at the time of the estimate that have not received a contractually obligated settlement offer. This dual approach ensures a holistic representation of the service period. There are several factors that can affect the average service period, including economic conditions, number of clients enrolled, operational efficiencies, the time of year, and creditor dispositions.  Therefore, the average service period is analyzed on a quarterly basis ensuring an accurate revenue recognition period estimate.  In the event that the average service period estimate changes, HDS will prospectively reamortize the remaining revenue to be recognized on current clients and recognize all future revenue pursuant to the new estimate.  Provisions for discounts, refunds and bad debt are provided over the period the related revenue is recognized. Cash receipts from customers in advance of revenue recognized are recorded as deferred revenue.

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

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.  Significant estimates include the company’s revenue recognition method, valuation of equity based compensation, and derivative liabilities.
U

Principles of Consolidation

The consolidated financial statements of the Company for the year ended December 31, 2010 include the combined financial results of HCI, HGI, HCS, HDS, HGM, HGR, HBI, HLMS, HSIS, HCIS (defined below), HFS, HPA, HAM, and EHF.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of $174,598.  The increase in cash and cash equivalents from December 31, 2009 was due to cash provided by financing activities of $2,283,224, offset by cash used in operating activities of $1,727,320 and cash used in investing activities of $467,396.

Net cash used in operating activities was $1,727,320 for the year ended December 31, 2010, compared to $1,454,945 net cash used in operating activities for the year ended December 31, 2009.  The net cash used in operating activities for the year ended December 31, 2010 was due to a net loss of $3,599,363, adjusted primarily by the following: an increase in depreciation and amortization of $131,190, an increase in bad debt expense of $1,831,014, an increase in amortization of share-based compensation expense of $588,894, a decrease in prepaid expenses and other current assets of $180,974 primarily for amortization of prepaid consulting agreements and prepaid rent which was credited as a rent payment per the rental agreement, an increase in accounts payable of $79,060, an increase in accrued liabilities of $165,201, an increase in deferred rent of $106,296, and an increase in derivative liability of $98,560, offset by an increase in accounts receivable of $1,402,301.  The remaining immaterial variance is related to changes in operating assets and liabilities, a change in the noncontrolling interest balance, and earnings from investment in an unconsolidated entity (net of cash return on the investment).

Net accounts receivable decreased by $428,713 or 19.5%.  The decrease was a result of the increase of $1,831,014 in write-offs with the allowance for doubtful accounts (contra asset) less the increase in gross accounts receivable of $1,402,301.  Allowance for loan loss and bad debt expense is discussed in significant accounting policies above.  Heading into 2011, the Company will continue its debt settlement operations over the contractual service period entered into with its customers.  The majority of these contracts in force as of December 31, 2010 extend through December 31, 2012.  Management anticipates the winding down of existing HDS/HFS customers and associated accounts receivable balance via contractual payments of customers less cancellations and chargeoffs.  Management anticipates of the $1,765,355 net accounts receivable balance as of December 31, 2010, seventy-five percent will be primarily collected over the next 12 months and the remaining twenty-five percent over the next 13-24 months, less cancellations and chargeoffs.

The accounts payable increase was primarily the result of the Company’s increase in general and administrative costs during the first six months of 2010 resulting in an increase in monthly vendor commitments and payables.  During 2010, the Company performed multiple entity wide re-assessments of all general and overhead costs, including payroll costs of all sales and non sales personnel, as part of its standard efforts to pro-actively manage its cash outflows. The Company also pro-actively manages the timing and aging of vendor payables throughout the year.  The increase in accrued liabilities of $165,201 is primarily related to a $173,152 increase in deferred compensation to multiple senior management personnel as discussed in Note 7 to the consolidated financial statements, a $71,165 increase in accrued interest and $27,881 increase in other accruals, offset by $106,997 decrease in salaries and wages payable related to a decrease in employees in 2010 compared to 2009 as well as the timing of when the payroll pay date was  for the year ended December 31, 2010 vs. December 31, 2009.   Deferred rent increased from $187,039 at December 31, 2009 to $293,335 at December 31, 2010, and this increase was related to the executed lease commitment of additional office space in our headquarters for which we negotiated deferred rental payments.  The deferred rent balance began to decrease in November 2010 as our monthly cash payment began exceeding the straight line monthly expense booked in general and administrative expenses.  The increase in the derivative liability is related to warrants issued in connection with our Subordinated Offering discussed in Note 11 to the consolidated financial statements.

Net cash used in investing activities was $467,396 for the year ended December 31, 2010, compared to net cash used in investing activities of $235,421for the year ended December 31, 2009. In December of 2010, the Company purchased $300,000 in single family residential real estate as part of the Company’s business plan to acquire undervalued or financially distressed single-family real estate properties across the United States of America.   The remaining cash used in investing activities consisted primarily of purchasing property and equipment of $42,896 and an investment by Halo Group Mortgage, LLC, in a joint venture of $24,500 related to our business plan of increasing revenues in our mortgage brokerage subsidiary.  Halo contributed $24,500, equal to a 49% opening equity balance, in the joint venture.  Under a qualitative and quantitative analysis performed in accordance with ASC 810 “Consolidation,” we do not meet the requirements of a variable interest entity for which we are the primary beneficiary.  As such, the equity method investment is included on the balance sheet in Investments in Unconsolidated Entities.  The remaining $100,000 decrease is related to a reclassification of restricted cash to deposits as the company renegotiated its agreement with a merchant bank such that the merchant bank will hold $100,000 in deposit to cover potential losses by the bank from customer cancellations.  See further discussion in Note 2 to the consolidated financial statements.

Net cash provided by financing activities was $2,283,224 for the year ended December 31, 2010, compared to net cash provided by financing activities of $1,596,107 for the year ended December 31, 2009.  Our financing activities for the year ended December 31, 2010 consisted primarily of the proceeds received from issuance of Series X Convertible preferred stock of $702,000, proceeds of $1,081,355 received from notes payable to related parties, proceeds from subordinated debt of $420,000, and proceeds of $1,200,000 received from investment into a fund formed by the company to purchase, acquire, own, hold, develop, maintain, manage, operate, sell, exchange, transfer or otherwise dispose of distressed or undervalued real estate assets, offset by $1,087,424 in payment of principal on notes payable, related party notes payable, subordinated debt, and net payments on the line of credit.  The Company did receive proceeds of $3,635 from the exercise of stock options during the year ended December 31, 2010.  The remaining decrease is related to debt discount for subordinated debt as discussed in Note 11 of the consolidated financial statements.

As shown below, at December 31, 2010, our contractual cash obligations totaled approximately $5,015,099, all of which consisted of operating lease obligations and debt principal repayment.

	Payments due by Period
Contractual Obligations	Less than 1 Year	1-3 years	4-5 years	More than 5 years	Total
Debt Obligations	$747,333	$1,501,000	$0	$0	$2,248,333

Operating Lease Obligations	$779,663	$1,548,496	$438,607	$0	$2,766,766

Total Contractual Cash Obligations	$1,526,996	$3,049,496	$438,607	$0	$5,015,099

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need additional financing to fund additional material capital expenditures and to fully implement its business plan in a manner that not only continues to expand the already established direct-to-consumer approach, but also allows the Company to establish a stronger brand name in all the areas which it operates, including mortgage servicing of distressed asset sectors and the monetization of non-performing, residential mortgage notes or REO.

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

Off Balance Sheet Transactions and Related Matters

Other than operating leases discussed in Note 15 to the consolidated financial statements, there are no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.

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

Item 9A. CONTROLS AND PROCEDURES.

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

The Company’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework.  Based on this assessment, the Company’s management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

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

Item 9B.  OTHER INFORMATION.

None.

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

On January 1, 2010, Tony Chron, President of the Company, was elected to the Board of Directors to fill the vacancy left by Bernard Zimmerman’s departure. On August 3, 2010, Jimmy Mauldin resigned as Chief Strategy Officer and Director of the Company.  Set forth below is certain information regarding the persons who were directors and executive officers at any time during the fiscal year 2010.

UName	UAge	UPositions with the Company
Brandon C. Thompson	31	Chairman of the Board, Chief Executive Officer and Director
Paul Williams	54	Vice Chairman of the Board, Chief Financial Officer, Treasurer, Assistant Secretary and Director
Tony J. Chron	56	President and Director
Jimmy Mauldin	60	Chief Strategy Officer and Director until resignation on August 3, 2010
T. Craig Friesland	39	Chief Legal Officer (until resignation in October 2010), Secretary and Director
Richard G. Morris	56	Director

Brandon C. Thompson

Brandon C. Thompson, 31, currently serves as Chairman of the Board and Chief Executive Officer of the Company.  Mr. Thompson was a co-founder of HGI and has served as the Chairman of the Board of Directors and Chief Executive Officer of HGI since its founding in January 2007.  Commencing in March 2003, Mr. Thompson served as a Loan Officer with Morningstar Mortgage, LLC, a mortgage company, and eventually acquired the assets of that company through Halo Funding Group, LLC in February 2005, which was ultimately consolidated into HGI in January 2007. Following this acquisition, Mr. Thompson founded and has served as Chairman, President, and Chief Executive Officer of Halo Credit Solutions, LLC, Halo Debt Solutions, Inc., and Halo Group Consulting, Inc.  In January 2007, upon the founding of HGI, Mr. Thompson contributed his interest in these companies, as well as his interest in Halo Funding Group, LLC (currently named Halo Group Mortgage, LLC), to HGI.  The breadth of Mr. Thompson’s entrepreneurial and consumer services experience led the Board of Directors to believe this individual is qualified to serve as a director of the Company.  Mr. Thompson was nominated for the Ernst & Young Entrepreneur of the Year Award, has served on the advisory board of Independent Bank of Texas. Mr. Thompson graduated from Abilene Christian University with a degree in Finance.

Paul Williams

            Paul Williams, 54, currently serves as Vice Chairman of the Board, Chief Financial Officer, Treasurer and Assistant Secretary of the Company.  Mr. Williams was a co-founder of HGI, has served as Vice Chairman of the Board, Chief Financial Officer and Treasurer of HGI since its founding in January 2007 and as Assistant Secretary since late September 2009.  Mr. Williams has over 30 years of business experience primarily in the capital markets and mergers and acquisitions.  Since October 2007, Mr. Williams has also served as an executive officer for Bison Financial Group, Inc., a business development company, and as an executive officer for Blue Star Equities, Inc., a capital markets company, since September 2007. From November 1999 to the present, Mr. Williams has also served as the managing member of Lincoln America Investments, LLC, a real estate and equity investment company.  From January 15, 2006 to March 12, 2008, Mr. Williams served as an officer and director of NeXplore Corporation.  In June 2007, NeXplore and its executive team received an administrative order from the Arkansas Securities Department, suspending their ability to offer or sell securities in the state.    Mr. Williams has previously served three terms on the Board of the Texas Economic Development Council in Austin.  In 2007 he served as Chairman of the Board of the Frisco Chamber of Commerce and in 2009 was recognized by the Dallas Business Journal as the CFO of the Year for companies under $50MM in revenues. Mr. Williams graduated from Austin College in Sherman, Texas with a double-major in Economics and Business Administration.  He also graduated from the Institute of Organization Management, affiliated with the U.S. Chamber of Commerce.  The breadth of Mr. Williams’ entrepreneurial and financial services experience led the Board of Directors to believe this individual is qualified to serve as a director of the Company.

Tony J. Chron

Tony J. Chron, 56, joined the Company in late September 2009 as its President.  Mr. Chron brings to the Company over 33 years of business experience in both public and private companies.  From 1997 to September 2009, Mr. Chron was a Senior Partner with Trademark Property Company, a major mixed-use and retail developer, and served in various executive capacities including, most recently, as Chief Operating Officer and Executive Vice President.  Mr. Chron also served on Trademark Property’s Executive Committee.  From 1986-1992 Mr. Chron served as Associate Corporate Counsel and Director of Real Estate and Property Management for Pier 1 Imports, Inc., a specialty retailer.  In 1992, following Pier 1 Imports’ purchase of Sunbelt Nursery Group, Inc., Mr. Chron served as General Counsel and Vice-President of Real Estate for Sunbelt, a specialty nursery retailer, and following the purchase by Frank’s Nursery & Crafts, Inc. of a 49% interest in Sunbelt, as Vice President of Store Development for Frank’s, a specialty retailer, where he remained until 1994.  From 1994 until 1997 Mr. Chron served as Vice President of Real Estate and Real Estate Legal for Michael Stores, Inc., a specialty retailer.  Mr. Chron earned a Doctor of Jurisprudence degree from South Texas College of Law in 1983.  He also has a BS degree from Abilene Christian University.  Mr. Chron has been a licensed attorney in the State of Texas for more than twenty-six years.  The breadth of Mr. Chron’s professional and legal experience led the Board of Directors to believe this individual is qualified to serve as a director of the Company.

Jimmy Mauldin

Jimmy Mauldin, 60, served as Chief Strategy Officer of the Company until August 6, 2010.  Mr. Mauldin was a co-founder of HGI, has served in various capacities with HGI, including as President, Director, and Chief Strategy Officer, since its founding in January 2007.  Mr. Mauldin joined the company which is currently named Halo Credit Solutions, LLC in June of 2005.  In 2002, Mauldin founded Fund America Now, LLC, a national fund-raising company, and served as Chairman, President, and Chief Executive Officer.  He also established and serves as a director for the Halo Institute for Financial Education, a Section 501(c)(3) nonprofit corporation.  The breadth of Mr. Mauldin’s entrepreneurial experience led the Board of Directors to believe this individual is qualified to serve as a director of the Company.

T. Craig Friesland

T. Craig Friesland, 39, currently serves as Secretary of the Company and served as Chief Legal Officer until October of 2010.  Mr. Friesland was a co-founder of HGI and had served as a Director and Chief Legal Officer since its inception in January 2007.  He also practices law in his own firm, Law Offices of T. Craig Friesland, founded in January 2005.  Prior to establishing his own firm, Mr. Friesland practiced law with Haynes and Boone, LLP, one of the largest law firms in Texas, from September 1998 through December 2004.  Mr. Friesland earned his law degree at Baylor University School of Law in 1998.  He also has a Master of Business Administration degree from Baylor University and a Bachelor of Business Administration degree in Finance from The University of Texas at Austin.  Mr. Friesland was admitted to the State Bar of Texas in 1998.  The breadth of Mr. Friesland’s professional legal experience led the Board of Directors to believe this individual is qualified to serve as a director of the Company.

Richard G. Morris

Richard G. Morris, 56, currently serves as a Director of the Company.  Mr. Morris was a co-founder of HGI, and has served as a Director since its inception in January 2007.  Prior to joining the Company, he served in various positions with United Parcel Service from 1976 until March 2002, most recently, from January 2001 to March 2002 as one of its three District Operations Managers.  In that role, Mr. Morris was responsible for 5,400 employees, a staff of 18 senior managers, a monthly operating budget of approximately $28 million, and revenues in excess of $35 million.  After departing UPS, in July 2002, Mr. Morris became the principal owner of Rammco Distributors, Incorporated, an equipment rental company which he still owns.  In July 2004, Mr. Morris co-founded Blue River Development, Inc., a real estate investment and development company, and is currently the sole owner and operator of this company.  In August 2008, Mr. Morris acquired Port City, Inc., a plastics manufacturing company which Mr. Morris also currently owns and operates.  The breadth of Mr. Morris’ entrepreneurial, managerial and operational experience led the Board of Directors to believe this individual is qualified to serve as a director of the Company.

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

Item 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The particulars of compensation paid to the following persons during the fiscal period ended December 31, 2010 and 2009 are set out in the summary compensation table below:

•	our Chief Executive Officer (Principal Executive Officer);
•	our Chief Financial Officer (Principal Financial Officer);
•
each of our three most highly compensated executive officers, other than the Principal Executive Officer and the Principal Financial Officer, who were serving as executive officers at the end of the fiscal year ended December 31, 2010 and 2009; and

•
up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended December 31, 2010 and 2009;

(collectively, the “ Named Executive Officers ”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)**	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Brandon C. Thompson, CEO	2010 2009	$153,000 $151,632	-0- -0-	-0- -0-	-0- -0-	$153,000 $151,632
Paul Williams, CFO	2010 2009	$153,000 $154,159	-0- -0-	-0- -0-	-0- -0-	$153,000 $154,159
Scott McGuane, CM&SO	2009	$126,228	-0-	$625,210	-0-	$751,438
Jimmy Mauldin, CSO	2010 2009	$51,615 $118,872	-0- -0-	-0- -0-	-0- -0-	$51,615 $118,872
Tony J. Chron, President	2010 2009	$150,000 $44,167	-0- -0-	-0- $85,939	-0- -0-	$150,000 $130,106

** Salary includes both gross cash payments made and deferred compensation accrued as of December 31, 2010

Summary Compensation

The Company has no employment agreements with any of its Directors or executive officers.

For the fiscal year ended December 31, 2010 no outstanding stock options or other equity-based awards were repriced or otherwise materially modified, with exception of Scott McGuane stock options noted below.  No stock appreciation rights have been granted to any of our Directors or executive officers and none of our Directors or executive officers exercised any stock options or stock appreciation rights.  There are no non-equity incentive plan agreements with any of our Directors or executive officers.

Mr. McGuane was granted two separate stock option awards in January and August 2009, for the purchase of 500,000 shares and 250,000 shares, respectively.  Both stock option awards were granted pursuant to the HGI 2007 Stock Plan and have a standard 2 year vesting period.  The Grant Date Fair Value of the options was $410,140 and $215,070, respectively, calculated at $.082 and $0.86 per share, respectively.  During the year ended December 31, 2009, options for 125,000 shares vested, creating a stock compensation expense of $102,535.  During 2010, Mr. McGuane’s options were modified as follows; (1) of the 500,000 shares issuance, 250,000 shares which had not vested, vested immediately and were given a 3 year life to exercise and (2) of the 250,000 shares issuance, 62,500 shares vested and the remaining 187,500 shares were cancelled.  The result of this change, when incorporating a new fair value at time of modification, resulted in an overall reduction of stock compensation expense of $186,372 over the life of the vesting period.  Stock compensation expense was $336,303 for the year ended December 31, 2010.

Outstanding Equity Awards

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS
						STOCK AWARDS
Name	Number of Securities Underlying Unexercised options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Brandon C. Thompson, CEO	0	0	0	0	0	0	0	0	0
Paul Williams, CFO	0	0	0	0	0	0	0	0	0
Tony Chron, President	50,000	0	50,000	$1.59	07/16/2014	0	0	0	0

Compensation of Directors

DIRECTOR COMPENSATION
Name	Fees earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
T. Craig Friesland	$12,100	-0-	-0-	-0-	$12,100
Richard G. Morris	$12,100	-0-	-0-	-0-	$12,100

Mr. Morris was granted a stock option award in February 2009 and August 2009 for the purchase of 120,000 and 52,000 shares, respectively.  These stock option awards were granted pursuant to the HGI 2007 Stock Plan and vested immediately.  The Grant Date Fair Value of the options was $102,581, calculated at $0.85 per share, and $44,735, calculated at $0.86 per share, respectively.  During the year ended December 31, 2010, there was no stock compensation expense as all expense was taken on these option shares during the year ended December 31, 2009.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are no employment or other contracts or arrangements with officers or Directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, Directors or consultants that would result from the resignation, retirement or any other termination of service in respect of such Directors, officers or consultants. There are no arrangements for Directors, officers, employees or consultants that would result from a change-in-control.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership, as of March 31, 2011 of the Company’s common stock, which is the Company’s only outstanding class of voting securities, and the voting power resulting from such beneficial ownership, by

•	each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock;
•	each director of the Company;
•	each executive officer of the Company; and
•	all directors and executive officers of the Company as a group.

UBeneficial Owner (1)	Amount and Nature of Beneficial UOwnership	Percent Uof Class (3)

Brandon C. Thompson (2)	20,551,109	31.51%

James Temme (2)	17,808,000 (7)	27.31%

Jimmy Mauldin(2)	9,014,487	13.82%

Paul Williams(2)	4,500,243	6.9%

T. Craig Friesland(2)	2,250,122	3.45%

Richard G. Morris(2)	2,198,302 (4)	3.37%

Tony J. Chron (2)	1,282,985 (5)	1.97%

Reif Chron (2)	1,135,000 (6)	1.74%

Directors and executive officers as a group (seven persons)	58,740,248 (8)	89.61%

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

(5)       Includes (a) 978 shares of the Company’s Series Z preferred stock (44,002 shares of the Company’s common stock into which such Series Z preferred stock is convertible) issuable upon conversion of HGI preferred stock and (b) 1,111 shares of the Company’s Series Z preferred stock (50,002 shares of the Company’s common stock into which such Series Z preferred stock will be convertible) issuable upon exercise of HGI stock options.

(6)       Includes 1,667 shares of the Company’s Series Z preferred stock (75,000 shares of the Company’s common stock into which such Series Z preferred stock is convertible) issuable upon exercise of HGI stock options.

(7)       Shares issued pursuant to the transaction described herein below between Halo and Equitas Asset Management.

(8)       Includes (a) 6,467 shares of the Company’s Series Z preferred stock (291,031 shares of the Company’s common stock into which such Series Z preferred stock will be convertible) issuable upon exercise of HGI stock options and (b) 978 shares of the Company’s Series Z preferred stock (44,002 shares of the Company’s common stock into which such Series Z preferred stock will be convertible) issuable upon conversion of HGI preferred stock.

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

Equity Compensation Plan Information
	A(1)	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	2,194,070(1)	$0.47	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-7,000,000-
Total	2,194,070	$0.47	-7,000,000-

(1)	Includes 2,194,070 shares subject to stock options under the HGI 2007 Stock Plan.

Following is a brief description of the material features of each compensation plan under which equity securities of the Company are authorized for issuance, which was adopted without the approval of the Company security holders:

Prior to the Merger, HGI granted stock options to certain employees and contractors under the HGI 2007 Stock Plan.  Pursuant to the terms of the Merger and the terms of the HGI 2007 Stock Plan, the Company’s common stock will be issued upon the exercise of the HGI stock options.  At December 31, 2009, pursuant to the terms of the Merger Agreement, all options available for issuance under the HGI 2007 Stock Plan have been forfeited and consequently the Company has no additional shares subject to options or stock purchase rights available for issuance under the HGI 2007 Stock Plan.  Currently outstanding options under the HGI 2007 Stock Plan vest over a period no greater than two years, are contingently exercisable upon the occurrence of specified events as defined by the option agreements, and expire upon termination of employment or five years from the date of grant.

On July 19, 2010, the board of directors approved the Company’s 2010 Incentive Stock Plan (2010 Stock Plan).  The 2010 Stock Plan allows for the reservation of 7,000,000 shares of the Company’s common stock for issuance under the plan.  The 2010 Stock Plan became effective July 19, 2010 and terminates July 18, 2020.  As of December 31, 2010, no shares have been issued under the 2010 Stock Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons, Promoters and Certain Control Persons

Since the beginning of the fiscal year January 1, 2010 and except as disclosed below, none of the following persons has had any direct or indirect material interest in any transaction to which the Company  was or is a party, or in any proposed transaction to which the Company proposes to be a party:

•	any director or officer of the Company;

•	any proposed director of officer of the Company;

•	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the Company’s common stock; or

•	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

As discussed in Note 9 to the consolidated financial statements, on May 10, 2010, several related party note holders entered into irrevocable agreements to cancel certain related party indebtedness owed to them for consideration in full of the issuance of respective equivalent dollar amount of shares in the Company’s Series X Preferred Stock, valued at $10.00 per share.  The transactions resulted in the net paydown of related party notes of $685,771 and a corresponding increase in Series X Preferred Stock of 68,577 shares totaling $685,771.  Interest accrued on these related party note balances until May 2010.  These noteholders included Brandon C. Thompson, Jimmy Mauldin, Richard Morris, and Tony Chron.

As of December 31, 2010, the Company is indebted to Richard Morris, Director of the Company, in the aggregate amount of $38,000, which amount is evidenced by a promissory note.  Total proceeds to the Company under the note include principal amounts of $258,000 and principal payments on the note to Mr. Morris of $220,000.

During 2010, the company entered into a consulting agreement with a company owned by Jimmy Mauldin, previously CSO and Director of the Company until his resignation in August 2010.  Total payments made to this company under contractual agreement for the year ended December 31, 2010 was $50,000.  Total contractual commitment to the company is $120,000.  As such, $70,000 in payments to Mr. Mauldin’s company is expected to be incurred during the fiscal year ended December 31, 2011.

During 2010, Martin Williamson, Reif Chron’s stepfather, invested $1,200,000 in the $20,000,000 Equitas Housing Fund 25% Secured Promissory Note Offering.  $1,200,000 of principal balance is still outstanding. The offering provided for a 25% rate of interest and a 24 month term.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following information summarizes the fees billed to us by Montgomery Coscia Greilich LLP for professional services rendered for the fiscal year ended December 31, 2010 and 2009, respectively.

UAudit FeesU .   Fees billed for audit services by Montgomery Coscia Greilich L.L.P. were $93,507 in fiscal year 2010 and $33,937 in fiscal year 2009. Audit fees include fees associated with the annual audit and the reviews of the Company’s quarterly reports on Form 10-Q, and other SEC filings.

UAudit-Related FeesU .   The Company did not pay any audit-related service fees to Montgomery Coscia Greilich L.L.P., other than the fees described above, for services rendered during fiscal year 2010 or 2009.

UTax FeesU .   Fees billed for tax compliance by Montgomery Coscia Greilich L.L.P. were $10,645 in fiscal year 2010 and $6,896 in fiscal year 2009.

UAll Other Fees.  Other Fees billed by Montgomery Coscia Greilich L.L.P. were $6,600 in fiscal year 2010 and $2,286 in fiscal year 2009.

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

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and financial statement schedules

	(1)	and (2) The financial statements and financial statement schedules required to be filed as part of this report are set forth in Item 8 of Part II of this report.

	(3)	Exhibits. See Item 15(b) below.

(b)	Exhibits required by Item 601 of Regulation S-K

	Exhibit No.	Description

	2.1	Assignment and Contribution Agreement by and among Halo Companies, Inc, Halo Asset Management, LLC, the Members of Equitas Asset Management, LLC and Equitas Asset Management, LLC. (filed as Exhibit 2.1 to Form 8-K filed with the Commission on December 17, 2010, and incorporated herein by reference).

	3.1	Restated Certificate of Incorporation of GVC Venture Corp. changing the name of the Company to Halo Companies, Inc., filed with the Secretary of State of the State of Delaware on December 11, 2009 (filed as Exhibit 3.1 to Form 8-K filed with the Commission on December 15, 2009, and incorporated herein by reference).

	3.2	Amendment to Restated Certificate of Incorporation of Halo Companies, Inc., filed with the Secretary of State of the State of Delaware on December 11, 2009 (filed as Exhibit 3.2 to Form 8-K filed with the Commission on December 15, 2009, and incorporated herein by reference).

	3.3	Amended By-Laws of Halo Companies, Inc., as amended through December 11, 2009 (filed as Exhibit 3.3 to Form 8-K filed with the Commission on December 15, 2009, and incorporated herein by reference).

	21.1	List of subsidiaries

	31.1	Sarbanes-Oxley Section 302(a) Certification of Brandon C. Thompson

	31.2	Sarbanes-Oxley Section 302(a) Certification of Paul Williams

	32.1	Sarbanes-Oxley Section 906 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2011	By:	/s/ Brandon Cade Thompson
Brandon Cade Thompson
Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2011	By:	/s/ Paul Williams
Paul Williams
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SignatureU	CCapacity	Date

/s/ Brandon Cade Thompson	Chairman, CEO, Director
Brandon Cade Thompson	(principal executive officer)	March 31, 2011

/s/ Paul WilliamsU	Vice Chairman, CFO, Director
Paul Williams	(principal financial officer)	March 31, 2011

/s/ Robbie Hicks
Robbie Hicks	Vice President and Controller	March 31, 2011

U/s/ Tony ChronU
Tony Chron	President, Director	March 31, 2011

/s/ T. Craig Friesland
T. Craig Friesland	Director	March 31, 2011

/s/ Richard Morris
Richard Morris	Director	March 31, 2011

HALO COMPANIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

The following consolidated financial statements of the Company are contained in this Report on the pages indicated:

Index
MONTGOMERY COSCIA GREILICH LLP
Certified Public Accountants
2500 Dallas Parkway, Suite 300
Plano, Texas 75093
972.748.0300 p
972.748.0700 f

Thomas A. Montgomery, CPA Matthew R. Coscia, CPA Paul E. Greilich, CPA Jeanette A. Musacchio James M. Lyngholm Christopher C. Johnson, CPA	J. Brian Simpson, CPA Rene E. Balli, CPA Erica D. Rogers, CPA Dustin W. Shaffer, CPA Gary W. Boyd, CPA Michal L. Gayler, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Halo Companies, Inc.

We have audited the accompanying consolidated balance sheet of Halo Companies, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. Halo Companies, Inc. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Halo Companies, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Halo Companies, Inc. will continue as a going concern.  As discussed in Note 4 to the financial statements, Halo Companies, Inc. has incurred losses since its inception and has not yet established profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in 4. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ MONTGOMERY COSCIA GREILICH LLP

Plano, Texas
March 31, 2011

Index
Halo Companies, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2010	December 31, 2009
CURRENT ASSETS
Cash and cash equivalents	$174,598	$86,090
Restricted cash	29,563	193,130
Trade accounts receivable, net of allowance for doubtful
accounts of $331,085 and $207,074, respectively	1,765,355	2,194,068
Prepaid expenses and other assets	-	180,974
Total current assets	1,969,516	2,654,262

PROPERTY, EQUIPMENT AND SOFTWARE, net	333,951	420,578
INVESTMENTS IN UNCONSOLIDATED ENTITIES	38,647
INVESTMENTS IN PORTFOLIO ASSETS	300,000	-
DEPOSITS AND OTHER ASSETS	179,897	32,664

TOTAL ASSETS	2,822,011	3,107,504

LIABILITIES AND (DEFICIT)EQUITY
CURRENT LIABILITIES
Lines of credit	$1	$250,000
Accounts payable	220,856	141,796
Accrued liabilities (including $94,307 and
$30,499 to related parties, respectively)	424,663	259,462
Deferred revenue	11,682	36,840
Current portion of subordinated debt	66,556	-
Current portion of notes payable to related parties	414,724	494,615
Current portion of notes payable	248,608	247,570
Current portion of deferred rent	80,000	-
Total current liabilities	1,467,090	1,430,283

NOTES PAYABLE, LESS CURRENT PORTION	-	281,847
NOTES PAYABLE TO RELATED PARTY, LESS CURRENT PORTION	-	46,141
SECURED ASSET PROMISSORY NOTE	1,200,000	-
SUBORDINATED DEBT, LESS CURRENT PORTION	282,102	-
DERIVATIVE LIABILITY	98,560	-
DEFERRED RENT	213,335	187,039
Total liabilities	3,261,087	1,945,310

EQUITY
Series Z Convertible Preferred Stock, par value $0.01 per share; 84,170 shares
authorized; 0 shares issued and outstanding at December 31, 2010	-	-
Preferred Stock, par value $0.001 per share; 915,830 shares
authorized; 0 shares issued and outstanding at December 31, 2010	-	-
Series X Convertible Preferred Stock, par value $0.01 per share; 175,000 shares
authorized; 138,777 shares issued and outstanding at December 31, 2010	1,388	-
liquidation preference of $1,387,771
Halo Group, Inc. Preferred Stock, par value $0.001 per share; 2,000,000 shares authorized
Series A Convertible Preferred Stock;
372,999 shares issued and outstanding at December 31, 2010
liquidation preference of $575,435	373	500
Series B Convertible Preferred Stock;
229,956 shares issued and outstanding at December 31, 2010
liquidation preference of $487,634	230	500
Series C Convertible Preferred Stock;
124,000 shares issued and outstanding at December 31, 2010
liquidation preference of $323,127	124	152
Common Stock, par value $0.001 per share; 375,000,000 and 375,000,000 shares authorized; 65,429,706 and 42,232,437 shares issued and
outstanding at December 31, 2010 and December 31, 2009, respectively	65,430	42,232
Additional paid-in capital	6,580,767	3,839,952
Accumulated deficit	(7,005,070)	(2,671,031)
Total (deficit)equity	(356,758)	1,212,305
NONCONTROLLING INTEREST	(82,318)	(50,111)
Total shareholders' (deficit)equity	(439,076)	1,162,194
TOTAL LIABILITIES AND (DEFICIT)EQUITY	$2,822,011	$3,107,504
The accompanying notes are an integral part of these consolidated financial statements.

Index
Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2010	2009

REVENUE	$6,861,204	$9,113,956

OPERATING EXPENSES
Sales and marketing expenses	1,398,886	1,385,389
General and administrative expenses (including $92,650
and $69,625 to related parties, respectively)	3,850,498	3,265,678
Salaries, wages, and benefits (including $588,894 and
$1,399,823 of stock-based compensation)	5,066,843	6,325,986
Total operating expenses	10,316,227	10,977,053

OPERATING INCOME (LOSS)	(3,455,023)	(1,863,097)

OTHER INCOME (EXPENSE)
Income from unconsolidated entities	34,766	-
Loss on change in fair value of derivative	(49,135)	-
Other income	-	74,577
Interest expense (including $78,354 and $50,088 to
related parties, respectively)	(197,556)	(91,167)
Net income (loss) from operations, before income tax provision	(3,666,948)	(1,879,687)

INCOME TAX PROVISION	(35,378)	66,382

NET INCOME (LOSS)	(3,631,570)	(1,946,069)

Loss attributable to the noncontrolling interest	32,207	50,111

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,599,363)	$(1,895,958)

Earning per share:
Basic & Diluted	$(0.067)	$(0.046)

Weighted Average Shares Outstanding
Basic & Diluted	53,831,072	41,114,219

The accompanying notes are an integral part of these consolidated financial statements.

Index
Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY/(DEFICIT)
For the Years Ended December 31, 2010 and 2009

	Halo Companies, Inc. Common Stock		Halo Companies, Inc. Series Z Convertible Preferred Stock		Halo Companies, Inc. Series X Convertible Preferred Stock		Halo Group, Inc. Series A Convertible Preferred Stock		Halo Group, Inc. Series B Convertible Preferred Stock		Halo Group, Inc. Series C Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2008	40,056,000	40,056	-	-	-	-	500,000	500	89,910	90	-	-	1,265,738	(775,073)	-	531,311

Issuance of Common Stock	134,035	134	-	-	-	-	-	-	-	-	-	-	212,982	-	-	213,116

Issuance of Series B Convertible Preferred Stock for cash	-	-	-	-	-	-	-	-	401,202	401	-	-	802,003	-	-	802,404

Issuance of Series B Convertible Prefered Stock as dividend reinvestment	-	-	-	-	-	-	-	-	8,888	9	-	-	17,767	-	-	17,776

Issuance of Series C Convertible Preferred Stock for cash	-	-	-	-	-	-	-	-	-	-	152,000	152	379,848	-	-	380,000

Issuance of Common Stock shares as payment of discretionary dividend	165,094	165	-	-	-	-	-	-	-	-	-	-	(165)	-	-	-

Dividends declared	-	-	-	-	-	-	-	-	-	-	-	-	(39,905)	-	-	(39,905)

Issuance of Halo Companies, Inc. Common Stock pursuant to the merger agreement	1,877,308	1,877	-	-	-	-	-	-	-	-	-	-	(198,139)	-	-	(196,262)

Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	1,399,823			1,399,823

Net loss attributable to common shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,895,958)	-	(1,895,958)

Allocation of loss to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(50,111)	(50,111)

Balance at December 31, 2009	42,232,437	$42,232	-	$-	-	$-	500,000	$500	500,000	$500	152,000	$152	$3,839,952	$(2,671,031)	$(50,111)	$1,162,194

Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	588,894	-	-	588,894

Exercise of Stock Options	363,500	364	-	-	-	-	-	-	-	-	-	-	3,271	-	-	3,635

Issuance of Common Stock shares as payment of stock and discretionary dividends (FN 17)	1,080,456	1,080	-	-	-	-	-	-	-	-	-	-	733,596	(734,676)	-	-
																-
Issuance of Common Shares	59,524	60											49,940			50,000

Issuance of Common Shares per assignment agreement (FN 17)	21,200,000	21,200	-	-	-	-	-	-	-	-	-	-	(21,200)	-	-	-

Conversion of Halo Group Inc. Preferred Stock into Common Stock	493,789	494	-	-	-	-	(127,001)	(127)	(270,044)	(270)	(28,000)	(28)	(69)	-	-	-

Issuance of Series X Convertible Preferred Stock for cash (FN 17)	-	-	-	-	70,200	702	-	-	-	-	-	-	701,298	-	-	702,000

Issuance of Series X Convertible Preferred Stock in exchange for debt (FN 17)	-	-	-	-	68,577	686	-	-	-	-	-	-	685,085	-	-	685,771

Net loss attributable to common shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,599,363)	-	(3,599,363)

Allocation of loss to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(32,207)	(32,207)

Balance at December 31, 2010	65,429,706	$65,430	-	$-	138,777	$1,388	372,999	$373	229,956	$230	124,000	$124	$6,580,767	$(7,005,070)	$(82,318)	$(439,076)

The accompanying notes are an integral part of these consolidated financial statements.

Index
Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Year Ended
	December 31, 2010	December 31, 2009
CASH FLOWS FROM OPERATIONS
Net loss	$(3,599,363)	$(1,895,958)
Adjustments to reconcile net income to net cash
used in operating activities
Depreciation and amortization	144,273	71,052
Bad debt expense	1,831,014	1,640,659
Loss on change in fair value of derivative	49,135	-
Earnings from investments in unconsolidated entities	(34,766)	-
Return on investments in unconsolidated entities	20,619	-
Stock based compensation	588,894	1,399,823
Noncontrolling interest	(32,207)	(50,111)
Changes in operating assets and liabilities:
Accounts receivable	(1,402,301)	(2,758,751)
Restricted cash	163,567	57,712
Prepaid expenses and other current assets	180,974	65,750
Deposits and other assets	1,100	-
Accounts payable	79,060	(136,468)
Accrued liabilities	165,201	75,041
Deferred rent	106,296	63,050
Deferred revenue	(25,158)	13,256
Net cash used in operating activities	(1,763,662)	(1,454,945)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired at merger	-	33,738
Investment in joint venture	(24,500)	-
Investments in portfolio assets	(300,000)
Purchases of property and equipment	(42,896)	(269,159)
Deposits	(100,000)	-
Net cash used in investing activities	(467,396)	(235,421)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from issuance of preferred stock	702,000	1,182,404
Issuance of common stock for the exercise of stock options	3,635	-
Net payments on lines of credit	(249,999)	(123,300)
Proceeds from notes payable	-	641,000
Principal payments on notes payable	(280,809)	(111,583)
Proceeds from notes payable to related parties	1,081,355	255,000
Principal payments on notes payable to related parties	(521,616)	(212,244)
Proceeds from subordinated debt	420,000	-
Principal payments on subordinated debt	(35,000)	-
Proceeds received from issuance of secured asset promissory note	1,200,000
Payments made to related parties	-	(6,171)
Dividends paid to shareholders	-	(28,999)
Net cash provided by financing activities	2,319,566	1,596,107

Net increase (decrease) in cash and cash equivalents	88,508	(94,259)

CASH AND CASH EQUIVALENTS, beginning of period	86,090	180,349

CASH AND CASH EQUIVALENTS, ending of period	$174,598	$86,090

SUPPLEMENTAL INFORMATION
Cash paid for taxes - Texas Franchise Tax	$19,944	$23,568
Cash paid for interest	$135,861	$89,128
NONCASH SUPPLEMENTAL INFORMATION
Intellectual property purchase for common shares	$50,000	$-
Conversion of debt	$685,771	$-
The accompanying notes are an integral part of these consolidated financial statements.

Index

Halo Companies, Inc.
Notes To Consolidated Financial Statements
December 31, 2010

NOTE 1.  ORGANIZATION AND RECENT DEVELOPMENTS

U
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

 Halo, through its wholly-owned subsidiaries Halo Group Mortgage, LLC (“HGM”), Halo Group Realty, LLC (“HGR”), Halo Credit Solutions, LLC (“HCS”), Halo Benefits, Inc. (“HBI”), previously doing business as Halo Group Consulting, Inc. (HGC), Halo Loan Modification Services, LLC (“HLMS”), Halo Select Insurance Services, LLC (“HSIS”), Halo Debt Solutions, Inc. (“HDS”), Halo Financial Services, LLC (“HFS”), Halo Portfolio Advisors, LLC (HPA), Halo Asset Management, LLC (“HAM”), and Equitas Housing Fund, LLC (“EHF”) provides mortgage services, real estate brokerage, credit restoration, association benefit services, loan modification services, insurance brokerage, debt settlement, and financial education to customers throughout the United States.  HPA exists to market all of the Company’s operations into turnkey solutions for strategic business to business opportunities with major debt servicers, lenders, and mortgage backed securities holders.  HAM and EHF are 2 new Halo entities formed during December 2010.  HAM was formed as the operating company for any future Halo purchases or investments into funds of real estate owned (REO) properties or mortgage backed securities.  EHF is Halo’s first fund formed to acquire undervalued or financially distressed single-family real estate properties across the United States of America.  The Company’s corporate office is located in Allen, Texas.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements as of December 31, 2010 and 2009 include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Certain balances have been reclassified in prior period to be consistent with current year presentation.

Index

URevenue Recognition and Accounts Receivable

The Company generally recognizes revenue in the period in which services are provided.  With respect to any enrolled debt account, HFS recognizes its revenue once a client makes at least one payment to a creditor pursuant to a settlement agreement, debt management plan, or other valid contractual agreement between the client and the creditor. The revenue recognized on any enrolled account bears the same proportional relationship to the total revenue that would be recognized for renegotiating, settling, reducing, or altering the terms of the debt balance on all of a particular client’s enrolled accounts as the individual debt amount bears to the entire debt amount.   Settlements can be in the form of a lump sum creditor settlement payment or via contractual payment plans.  HDS recognizes its revenue over the average service period. The average service period is defined as the average length of time it takes to receive a settlement offer from each creditor which satisfies HDS’ contractual obligation to the client per the client’s service agreement with HDS, calculated on the entire HDS client base, currently ten months.  The service being provided for each client is evaluated at an individual creditor level, thus the revenue recognition period estimate is calculated at an individual creditor level.  The estimate is derived by comparing (i) the weighted average length of time from when the creditor was enrolled with HDS, to (ii) the time HDS received a contractually obligated settlement offer, per creditor, on all accounts since the inception of HDS, to (iii) the weighted average length of time all other creditors that are currently enrolled at the time of the estimate that have not received a contractually obligated settlement offer. This dual approach ensures a holistic representation of the service period. There are several factors that can affect the average service period, including economic conditions, number of clients enrolled, operational efficiencies, the time of year, and creditor dispositions.  Therefore, the average service period is analyzed on a quarterly basis ensuring an accurate revenue recognition period estimate.  In the event that the average service period estimate changes, HDS will prospectively reamortize the remaining revenue to be recognized on current clients and recognize all future revenue pursuant to the new estimate.  Provisions for discounts, refunds and bad debt are provided over the period the related revenue is recognized. Cash receipts from customers in advance of revenue recognized are recorded as deferred revenue.

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

HDS receivables represent 96.8% and 99.5% of total accounts receivable at December 31, 2010 and 2009, respectively.

UNet Income(Loss) Per Common Share

Basic net income(loss) per share is computed by dividing (i) net income available to common shareholders (numerator), by (ii) the weighted average number of common shares outstanding during the period (denominator).  Diluted net income(loss) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period.  At December 31, 2010 and 2009, there were 2,603,554 and 3,163,694 shares, respectively, underlying potentially dilutive convertible preferred stock and stock options outstanding.  These shares were not included in weighted average shares outstanding for the period ending December 31, 2010 and 2009 because their effect is anti-dilutive due to the Company’s reported net loss.

UUse of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.  Significant estimates include the company’s revenue recognition method, valuation of equity based compensation and derivative liabilities.
U

Index

Principles of Consolidation

The consolidated financial statements of the Company for the year ended December 31, 2010 include the combined financial results of HCI, HGI, HCS, HDS, HGM, HGR, HBI, HLMS, HSIS, HCIS (defined below), HFS, HPA, HAM, and EHF.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

Deposits and Other Assets

 Deposits and other assets include $100,000 in funds kept by a merchant bank to cover potential losses by the bank from customer cancellations.  The remaining balance as of December 31, 2010 includes $32,664 in deposits held with the Company’s office facilities lessor, $50,000 related to the purchase of intellectual property (IP), (offset by $1,667 in accumulated amortization of the IP) and the remaining contra balance represents several immaterial balances.  The IP purchase consists primarily of multiple world-wide-web domains for which Halo holds the right, title, and interest.  Halo Companies, Inc. common stock was issued as part of the purchase agreement as discussed in the Shareholders’ Equity Note below.  The IP is to be amortized into earnings over a 60 month term effective November 2010 through October 2015.  Although the IP asset is not considered material to the overall consolidated financial statements, the IP will be reviewed for impairment consistent with Halo’s policy for Long-lived assets as discussed below.  There was no impairment charge for the year ended December 31, 2010.

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

Index

UInvestment in Unconsolidated Entities

During the year ended December 31, 2010, HGM began operations in a joint venture agreement with another entity for the purposes of providing mortgage banking services to consumers.  HGM accounts for the 49% investment in the joint venture under the equity method.  Under a qualitative and quantitative analysis performed in accordance with ASC 810 “Consolidation” (formerly FIN 46(R): Consolidation of Variable Interest Entities), the joint venture qualifies as a variable interest entity however HGM is not the primary beneficiary as the 51% investment holder has the controlling interest and is involved in all senior management decisions of the entity.

Equity method investments are included in investments in unconsolidated entities.  Earnings on these investments are recorded in income from unconsolidated entities in the consolidated statements of operations.  As of December 31, 2010, the investment in the joint venture was $38,647.  Income earned on the joint venture for the year ended December 31, 2010 $34,766.  HGM has received $20,619 return on investment from the joint venture during the year ended December 31, 2010.

Investment in Portfolio Assets Valuation and Income Recognition

The Company adopted FASB ASC 820 (formerly SFAS No. 157), “Fair Value Measurements and Disclosures”, at inception, which among other matters, requires enhanced disclosures about investments that are measured and reported at fair value.  ASC 820 establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price versatility used in measuring investments at fair value.  Market price versatility is affected by a number of factors, including the type of investment and the characteristics specific to the investment.  Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price versatility and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I – Quoted prices are available in active markets for identical investments as of the reporting date.  The type of investments included in Level 1 includes listed equities and listed derivatives.

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.  Investments which are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives.

Level III – Pricing inputs are unobservable for the investment and includes situations where there is little, if any, market activity for the investment.  The inputs into the determination of fair value require significant management judgment or estimation.  Investments that are included in this category generally include general and limited partnership interests in corporate private equity and real estate funds, mezzanine funds, funds of hedge funds, distressed debt and non-investment grade residual interests in securitizations and collateralized debt obligations.

The Company has adopted FASB ASC 310-30 (formerly SOP 03-3), “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, ASC 310-30 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from the Company’s initial investment in the loans if those differences are attributable to credit quality.  ASC 310-30 requires that acquired impaired loans be recorded at fair value which at acquisition is purchase price plus any fees.  The Company’s investment in portfolio assets has been classified as a Level III investment according to ASC 820.

Gains (Losses) on Investments

Gains (losses) on investments are reported as realized upon disposition of investments and are calculated based upon the difference between the proceeds and the cost basis determined.  Costs of investments that in managements’ judgment have become permanently impaired, in whole or in part, are written off and reported as realized losses.  All other changes in the valuation of portfolio investments are included as changes in the unrealized appreciation or depreciation of investments in the consolidated statements of operations.  There were no gains or losses on investments in 2010 or 2009.

Index

Fair Value of Financial Instruments

The carrying value of cash, cash equivalents, receivables, accounts payable and accruals approximate fair value due to the short maturity of these items.

The Company considers the warrants related to its Subordinated Debt to be derivatives, and the Company records the fair value of the derivative liabilities in our consolidated balance sheets.  Changes in fair value of the derivative liabilities are included in loss on change in fair value of derivative in the consolidated statements of operations.  The Company’s derivative liability has been classified as a Level III valuation according to ASC 820.

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

Long-Lived Assets

Long-lived assets are reviewed on an annual basis or whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by that asset. If it is determined that the carrying amount of an asset may not be recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Fair value is the estimated value at which the asset could be bought or sold in a transaction between willing parties.  There were no impairment charges for the year ended December 31, 2010 and 2009.

Identifiable Intangible Assets

During 2010, the Company purchased an intangible asset consisting of certain trade secrets and methods relating to HAM.  See further discussion regarding the purchase in Note 17 Shareholders’ Equity.  The intangible asset will be amortized over its useful life, determined by management to be two years. This is the period over which the asset is expected to contribute to the future cash flows of that entity.  An intangible asset that is subject to amortization shall be reviewed for impairment in accordance with Codification 350 - (previously FASB No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  In accordance with that statement, an impairment loss shall be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.

Index

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

U
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

The Company accounts for its position in tax uncertainties under ASC 740-10. ASC 740-10 establishes standards for accounting for uncertainty in income taxes. ASC 740-10 provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. ASC 740-10 applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) No additional liabilities have been recognized as a result of the implementation. The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the year ended December 31, 2010 and 2009.

Deferred Rent

The Company’s operating leases for its office facilities contain free rent periods during the lease term.  For these types of leases the Company recognizes rent expense on a straight line basis over the minimum lease term and records the difference between the amounts charged to expense and the amount paid as deferred rent.  As the free rent periods have expired on the existing office facility leases as of December 31, 2010, the Company expects the deferred rent balance to decrease over the remaining rental period until maturity date at which time the deferred rent balance will have been reduced to $0.

Index

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

Recent Accounting Pronouncements

During the year, the following accounting updates to the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC or Codification):

•	Accounting Standards Update (ASU or Update) 2010-5, Escrowed Share Arrangements and the Presumption of Compensation
•	ASU 2010-6, Improving Disclosures about Fair Value Measurements;
•	ASU 2010-9, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements
•	ASU 2010-11, Scope Exception Related to Embedded Credit Derivatives.
•	ASU 2010-18, Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset;
•	ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.
•	ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts

Information about these accounting updates is further described in more detail below.

ASU 2010-5 amends to provide guidance from SEC staff’s views regarding escrowed share arrangements and the presumption of compensation associated with those arrangements.  The guidance has been included in ASC 505 as released in January 2010.  The Company adopted this guidance in its consideration of all equity transactions entered into during the year discussed in Note 17 EQUITY below.

ASU 2010-6 amends the disclosure requirements for fair value measurements. Companies are now required to disclose significant transfers in and out of Levels 1 and 2 of the fair value hierarchy, whereas the previous rules only required the disclosure of transfers in and out of Level 3. Additionally, in the rollforward of Level 3 activity, companies must present information on purchases, sales, issuances, and settlements on a gross basis rather than on a net basis. The Update also clarifies that fair value measurement disclosures should be presented for each class of assets and liabilities. A class is typically a subset of a line item in the statement of financial position. Companies should also provide information about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring instruments classified as either Level 2 or Level 3. We adopted this guidance in first quarter 2010 with prospective application, except for the new requirement related to the Level 3 rollforward. Gross presentation in the Level 3 rollforward is effective for us in first quarter 2011 with prospective application. Our adoption of the Update did not affect our consolidated financial statement results since it amends only the disclosure requirements for fair value measurements.

ASU 2010-9 amends ASC 855 to no longer require a report date to be disclosed in the footnotes.  The amendment of ASC 855 had no material impact on the Company’s financial position and results of operations.

Index

ASU 2010-11 provides guidance clarifying when entities should evaluate embedded credit derivative features in financial instruments issued from structures such as collateralized debt obligations (CDOs) and synthetic CDOs. The Update clarifies that bifurcation and separate accounting is not required for embedded credit derivative features that are only related to the transfer of credit risk that occurs when one financial instrument is subordinate to another. Embedded derivatives related to other types of credit risk must be analyzed to determine the appropriate accounting treatment. The guidance also allows companies to elect fair value option upon adoption for any investment in a beneficial interest in securitized financial assets. By making this election, companies would not be required to evaluate whether embedded credit derivative features exist for those interests. This guidance was effective in third quarter 2010. As the Company does not have any embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another, this update had no material impact on the Company’s financial position and results of operations.

ASU 2010-18 provides guidance for modified purchased credit-impaired (PCI) loans that are accounted for within a pool. Under the new guidance, modified PCI loans should not be removed from a pool even if those loans would otherwise be deemed troubled debt restructurings (TDRs). The Update also clarifies that entities should consider the impact of modifications on a pool of PCI loans when evaluating that pool for impairment. These accounting changes were effective in third quarter 2010.  Our adoption of the Update did not affect our consolidated financial statement results, as the new guidance is consistent with our previous accounting practice.

ASU 2010-28  The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative.  This guidance is affective for fiscal years and interim periods within those years, beginning after December 15, 2010.  As the Company has no goodwill, this update had no material impact on the Company’s financial position and results of operations.

ASU 2010-20 requires enhanced disclosures for the allowance for credit losses and financing receivables, which include certain loans and long-term accounts receivable. Companies are required to disaggregate credit quality information, including receivables on nonaccrual status and aging of past due receivables by class of financing receivable, and roll forward the allowance for credit losses by portfolio segment. Portfolio segment is the level at which an entity develops and documents a systematic method to determine its allowance for credit losses. Class of financing receivable is generally a disaggregation of portfolio segment. This guidance was effective for us in fourth quarter 2010 with prospective application. Companies must also provide supplemental information on the nature and extent of TDRs and their effect on the allowance for credit losses. Under ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, these TDR disclosures have been deferred to coincide with a separate FASB TDR project, with an expected effective date in second quarter 2011. Our adoption did not affect our consolidated financial statement results since it amends only the disclosure requirements for financing receivables and the allowance for credit losses.

NOTE 3.  CONCENTRATIONS OF CREDIT RISK

The Company maintains aggregate cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). During 2010, the FDIC insured cash accounts up to $250,000.  At December 31, 2010, the Company’s cash accounts in different financial institutions were all less than the $250,000 FDIC insured amount.

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

Index

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need additional financing to fully implement its business plan in a manner that not only continues to expand already established direct-to-consumer approach, but also allows the Company to establish a stronger brand name in all the areas which it operates, including EHF purchase of distressed single family residential real estate properties and mortgage servicing of distressed asset sectors.

There are no assurances that additional financing will be available on favorable terms, or at all.  If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures.  The failure to adequately fund its capital requirements could have a material adverse effect on the Company’s business, financial condition and results of operations.  Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders, and incurring additional indebtedness could involve the imposition of covenants that restrict the Company operations or the Company’s ability to perform on its current debt service requirements.  The Company has incurred an accumulated deficit of $7,005,070 as of December 31, 2010.  However, of the accumulated deficit, $1,988,717 of expense was incurred as stock-based compensation; $49,135 was loss on change in fair value of derivative, both of which are non-cash expenses.   Further, $734,676 of the accumulated deficit is related to the issuance of stock dividends, also non cash reductions in the accumulated deficit. Management is trying to raise additional capital through its funding efforts in EHF, through sales of common and preferred stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5.  PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software consist of the following as of December 31, 2010 and December 31, 2009, respectively:

Computers and purchased software	$161,764	$155,973
Furniture and equipment	436,716	430,755
	598,480	586,728

Less: accumulated depreciation	(264,529)	(166,150)
	$333,951	$420,578

Depreciation totaled $129,525 and $71,052 for the year ended December 31, 2010 and 2009.

NOTE 6. INVESTMENTS IN PORTFOLIO ASSETS

In December 2010, EHF entered into an agreement to purchase non-performing notes, deeds of trust and mortgages secured by the property as well as REO properties, across the United States, for 6.6% of unpaid principal balance. Total purchase price of the investment was $300,000.  The Company intends to deploy the various liquidation strategies including providing Halo’s consumer financial rehabilitation services including debt relief, credit restoration, and financial education while appropriately establishing and collecting seller financed cash flows until a point when the note holder has been appropriately rehabilitated and can be refinanced through an FHA loan or sold in a bulk sale.  As the purchase agreement was entered into on December 28, 2010, management has deemed the value as of the date of purchase to be consistent with the value as of the December 31, 2010 balance sheet date.  This investment has been classified as Level III investments according to ASC 820.

Index

The changes in investments measured at fair value for which the Company has used Level III inputs to determine fair value as as follows for the year ended December 31, 2010:

December 31, 2010
Face Value	$4,604,542
Discount	$4,304,542
Purchase Price	$300,000

NOTE 7.  ACCRUED LIABILITIES

The Company accounted for $424,663 in accrued liabilities at December 31, 2010.  Included in this accrual was $121,171 in salaries and wages payable, $173,152 in deferred compensation to multiple senior management personnel, $95,292 in accrued interest, and $35,048 in other.  The Company accounted for $259,462 in accrued liabilities at December 31, 2009.  Included in this accrual was $228,168 in salaries and wages payable, $24,127 in accrued interest, and $7,167 in other.

NOTE 8.  LINE OF CREDIT

On March 6, 2009, the Company entered into a revolving line of credit (“LOC”) facility with Legacy Texas Bank (“LTB”) which provides maximum borrowings of $250,000, subject to a borrowing base, and bears interest at the bank’s rate as defined as prime plus 1% (6% floor).  On September 6, 2009, the Company increased the line of credit $75,000 to a maximum borrowing amount of $325,000, subject to a borrowing base, with the same interest rate.  The $325,000 maximum borrowing amount includes a $75,000 letter of credit to the Company’s business office lessor.  As of December 31, 2010, the Company had a LOC outstanding balance of $1.  As of December 31, 2009, the Company had received net payments totaling $249,999 under this LOC.  The LOC is cross collateralized by all of the Company’s assets.

During the year ended December 31, 2010, the Company modified and amended the LOC facility agreement with LTB modifying the maturity date.  The maturity date of the LOC is December 31, 2010.  There is no additional borrowing capacity on the LOC other than the $1 outstanding balance at December 31, 2010.  The $75,000 letter of credit to the Company’s business office lessor is still in force until its expiration date of November 2011.  See further discussion in Notes Payable (Note 10).

NOTE 9.  NOTES PAYABLE DUE TO RELATED PARTIES

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

The remaining notes payable due to related parties as of December 31, 2010, reside in four notes as follows;

During April 2009 the Company entered into one unsecured promissory note with a related party for a working capital advance to the Company in the amount of $65,000 (the “Related Party Note”).  The Related Party Note bears interest at a rate of 8% per annum and is a monthly installment note with final maturity of April 2011.  All interest and principal is due upon maturity.  As of December 31, 2010, the amount outstanding under the Related Party Note totaled $46,140, included in current portion of notes payable to related parties.  As of December 31, 2009, the amount outstanding under the Related Party Note totaled $57,756, of which $46,141 was included in long term liabilities.

Index

During November 2009 the Company entered into one unsecured promissory note with a related party for a working capital advance to the Company in the amount of $60,000 (Related Party Note 4).  Related Party Note 4 bears interest at a rate of 8% per annum with a maturity date of April, 2010.  All interest and principal is due upon maturity.  At December 31, 2009, the amount outstanding under the Related Party Note 4 totaled $30,000.  On January 5, 2010, the Company entered into one unsecured promissory note with a related party for a working capital advance to the Company in the amount of $230,584 (Amended Related Party Note 4).  This note includes the refinancing of the $30,000 outstanding Related Party Note 4 and the associated $584 of accrued interest from the respective related party note.  The note bears interest at a rate of 16% per annum with a maturity date of October 17, 2011.  All interest and principal is due upon maturity.  As of December 31, 2010, the amount outstanding under the Amended Related Party Note 4 totaled $230,584.

During September 2010 the Company entered into one unsecured promissory note with a related party (a company director) for a working capital advance to the Company in the amount of $70,000 (the “2010 Related Party Note”).  Subsequent to September 2010, the company director has provided additional advances on the note of $188,000 and the Company has made payments on the note of $220,000.  The 2010 Related Party Note is payable on demand, and if no demand is made, then has a maturity date of September 29, 2011.  All interest and principal is due upon maturity.  As of December 31, 2010, the amount outstanding under the 2010 Related Party Note totaled $38,000, included in current portion of notes payable to related parties.

During November 2010, the Company entered into one unsecured promissory note with a related party in the amount of $100,000 (2010-2 Related Party Note).  The 2010-2 Related Party Note has a fixed interest amount of $10,000 and a maturity date of January 31, 2011.  All interest and principal is due upon maturity.  As of December 31, 2010, the amount outstanding under the 2010-2 Related Party Note totaled $100,000, included in current portion of notes payable to related parties.

The Company incurred $78,354 and $50,088 of interest expense to directors and other related parties during the year ended December 31, 2010 and 2009.  Accrued interest due to directors and other related parties totaled $94,307 and $30,499 at December 31, 2010 and December 31, 2009, respectively.

NOTE 10.  NOTES PAYABLE

On March 6, 2009, the Company entered into a 36 month secured promissory note with Legacy Texas Bank in the amount of $374,000.  The note bears interest at the Federal Home Loan Bank (FHLB) 2.5 to 3 year rate plus 3.25% (6.16% fixed rate over the term of the note).  As of December 31, 2010, the note payable balance was $164,484, included in current portion of notes payable.  See below for maturity date.  As of December 31, 2009, the note payable balance was $286,725, of which $164,116 is included in long term liabilities.

               On April 15, 2009, the Company entered into a 60 month secured promissory note with Legacy Texas Bank in the amount of $167,000.  The proceeds of this note payable were used to purchase communication equipment.  The note bears interest at 7% per annum with monthly installments.  As of December 31, 2010, the note payable balance was $84,124, included in current portion of notes payable.  See below for maturity date.  As of December 31, 2009, the note payable balance was $147,981, of which $117,731 is included in long term liabilities.

On November 9, 2009, the Company entered into a 12 month secured promissory note with Legacy Texas Bank in the amount of $100,000.  The proceeds of this note payable were used to fund working capital.  The note bears interest at 7% per annum with eleven monthly installments and one final balloon payment due upon maturity.  As of December 31, 2010, the note payable balance was $0.  As of December 31, 2009, the note payable balance was $94,711, all of which is included in current liabilities.

The notes are collateralized by all of the Company’s assets.  The notes have a current maturity date of December 31, 2010; however as of the date of this filing LTB has not called the note due and the Company is currently in discussions with LTB regarding an extension of the maturity date to a date to be determined in 2011.  Subsequent to December 31, 2010, the Company has continued to timely make its regular debt service payments to LTB as if the extension will be provided.

Index

NOTE 11.  SUBORDINATED DEBT

During January 2010, the Company authorized a $750,000 subordinated debt offering (Subordinated Offering), which consists of the issuance of notes paying a 16% coupon with a 1% origination fee at the time of closing.  The maturity date of the notes is January 31, 2013.  Repayment terms of the notes included interest only payments through July 31, 2010.  Thereafter, level monthly payments of principal and interest are made as calculated on a 60 month payment amortization schedule with final balloon payment due at maturity.  The rights of holders of notes issued in the Subordinated Offering are subordinated to any and all liens granted by the Company to a commercial bank or other qualified financial institution in connection with lines of credit or other loans extended to the Company in an amount not to exceed $2,000,000, and liens granted by the Company in connection with the purchase of furniture, fixtures or equipment.  This includes the Legacy Texas Bank debt disclosed in Note 8 and Note 10.  For the year ended December 31, 2010, the Company has raised $420,000 in the Subordinated Offering.  As of December 31, 2010, subordinated debt balance was $348,658, of which $66,556 is included in current portion of subordinated debt.

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

The Company adopted the provisions of FASB ASC 815, “Derivatives and Hedging” (FASB ASC 815).  FASB ASC 815 requires freestanding contracts that are settled in a company’s own stock to be designated as an equity instrument, assets or liability. Under the provisions of FASB ASC 815, a contract designated as an asset or liability must be initially recorded and carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires.  Accordingly, the Company determined that the warrants should be accounted for as derivative liabilities and has recorded the initial value as a debt discount which will be amortized into interest expense using the effective interest method.  As of December 31, 2010, the balance of debt discount is $36,342, of which $17,444 is included in current portion of subordinated debt, with the remaining $18,898 included in subordinated debt, less current portion.  Subsequent changes to the marked-to-market value derivative liability will be recorded in earnings as derivative gains and losses. As of December 31, 2010, there were 112,000 warrants outstanding with a derivative liability of $98,560.  The warrants were valued using the Black-Scholes model, which resulted in the fair value of the warrants at $0.88 per share using the following assumptions;

December 31, 2010
Risk-free rate	2.71%
Expected volatility	113.13%
Expected remaining life (in years)	6.1
Dividend yield	0.00%

NOTE 12.  SECURED ASSET PROMISSORY NOTE

During December 2010, the Company authorized a $20,000,000 debt offering to be secured by real estate assets purchased in connection with Equitas Housing Fund, LLC, (“Equitas Offering”).  The fund has been established for Halo to purchase, acquire, own, hold, develop, maintain, manage, operate, sell, exchange, transfer, or otherwise dispose of undervalued or financially distressed single-family real estate properties across the United States of America.  The Equitas Offering consists of 25% coupon with a maturity date of December 31, 2012.  Accrued interest is to be paid quarterly at the end of each fiscal quarter beginning March 31, 2011 through maturity date and continuing until the promissory note has been paid in full.  The rights of the holders of the Secured Asset Promissory Notes include a security interest in the collateral of the above mentioned securities of real estate properties.  For the year ended December 31, 2010, the Company has raised $1,200,000 in the Equitas Offering.  As of December 31, 2010, the Secured Asset Promissory Note balance was $1,200,000.

Index

NOTE 13.  RELATED PARTY TRANSACTIONS

For the year ended December 31, 2010 and 2009, the Company incurred legal costs totaling $0 and $12,675, to a law firm owned by a director of the Company.

For the year ended December 31, 2010 and 2009, the Company incurred consulting costs totaling $92,650 and $45,550 to two separate entities owned each by a director and former director of the Company.  The former director remains a significant shareholder in the Company.

For the year ended December 31, 2010 and 2009, the Company incurred interest expense to related parties (See Note 9).

For the year ended December 31, 2010 and 2009, the Company incurred rent expense totaling $0 and $11,400, to an entity owned by two directors of the Company.

NOTE 14.  INCOME TAXES

Deferred tax assets and liabilities are computed by applying the effective U.S. federal and state income tax rate to the gross amounts of temporary differences and other tax attributes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At December 31, 2010, the Company believed it was more likely than not that future tax benefits from net operating loss carry-forwards and other deferred tax assets would not be realizable through generation of future taxable income and are fully reserved.

The Company has net operating loss (“NOL”) carry-forwards of approximately $5,500,000 available for federal income tax purposes, which expire from 2011 to 2030.  A portion of the NOLs relating to GVC Venture Corp. are subject to certain annual limitations.  Certain substantial ownership changes, as defined in Internal Revenue Code Section 382, limit the utilization of the available NOLs (the Section 382 Limitation).  The Section 382 Limitation is calculated by multiplying the fair market value of the loss corporation immediately preceding the change of ownership by the long-term, tax-exempt rate prescribed by the IRS.

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

For the year ended December 31, 2010, the annual effective federal tax rate of 0.8% varies from the U.S. federal statutory rate primarily due to certain non-deductible expenses and an increase in the valuation allowance associated with the net operating loss carry-forwards. Our deferred tax assets related to other state net operating loss carry-forwards remain fully reserved due to uncertainty of utilization of those assets.  In 2010, the $35,378 reduction in the provision included on the consolidated statements of operations is both a provision to return true up and prior year amended filing for statutory franchise tax.  The following table summarizes the difference between the actual tax provision and the amounts obtained by applying the statutory tax rates to the income or loss before income taxes for the years ended December 31, 2010 and 2009:

Index
	Years Ended December 31,
	2010	2009
Tax benefit calculated at statutory rate	34.0%	34.0%
Permanent Differences	(2.3)	(16.9)
State Income Tax	(0.1)	(2.6)
Other	1.0	10.2
Total	32.6	24.7

Increase to Valuation Allowance	(31.8)	(28.6)

Provision for income taxes	0.8%	(3.9%)

Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	At December 31, 2010	At December 31, 2009
Current deferred tax liability:
Accrual to cash adjustment	$(292,055)	$(727,648)
Net non-current deferred tax assets:
Property and equipment	(110,482)	(43,187)
Deferred rent	99,734	63,593
Stock compensation	280,261	232,091
Other	3,331	1,887
Net operating loss carry-forward	1,879,499	1,188,119
Net	1,860,288	714,855
Less valuation allowance	(1,860,288)	(714,855)
Net deferred taxes	$–	$–

NOTE 15.  COMMITMENTS AND CONTINGENCIES

The Company leases its office facilities and various equipment under non-cancelable operating leases which provide for minimum monthly rental payments.  Pursuant to an office lease dated November 12, 2007, as amended, the Company is required to make monthly lease payments of $32,663, with an increase in May 2010 to $49,789 per month and in November 2010 to $61,199 per month.  The lease expires on August 14, 2014. Future minimum rental obligations under leases as of December 31, 2010 are as follows:

Years Ending December 31:
2011	$779,663
2012	774,446
2013	774,050
2014	438,607
Total Minimum lease commitments	$2,766,766

For the year ended December 31, 2010 and 2009, the Company incurred facilities rent expense totaling $575,049 and $362,659.

In the ordinary course of conducting its business, the Company may be subject to loss contingencies including possible disputes or lawsuits.  Management believes that the outcome of such contingencies will not have a material impact on the Company’s financial position or results of future operations.

Index

NOTE 16. STOCK OPTIONS

The Company granted stock options to certain employees under the HGI 2007 Stock Plan, as amended (the “Plan”).   The Company was authorized to issue 2,950,000 shares subject to options, or stock purchase rights under the Plan.  These options (i) vest over a period no greater than two years, (ii) are contingently exercisable upon the occurrence of a specified event as defined by the option agreements, and (iii) expire three months following termination of employment or five years from the date of grant depending on whether or not the options were granted as incentive options or non-qualified options.  At September 30, 2009, pursuant to the terms of the Merger Agreement, all options granted prior to the Merger were assumed by the Company and any options available for issuance under the Plan but unissued, have been forfeited and consequently the Company has no additional shares subject to options or stock purchase rights available for issuance under the Plan.  As such, there were no options issued during the year ended December 31, 2010.  As of December 31, 2010, 363,500 option shares have been exercised.  Total stock options outstanding through December 31, 2010 total 2,194,070.  The weighted average remaining contractual life of the outstanding options at December 31, 2010 is approximately 2.78 years.

A summary of stock option activity in the Plan is as follows:

			Weighted
		Exercise	Average
	Number of	Price	Exercise
	Options	Per Option	Price
Outstanding at December 31, 2008	1,481,250	$0.01 – 0.94	$0.06
Granted	1,464,420	.94 – 1.59	1.25
Exercised	-	-	-
Canceled	(118,200)	0.01 – 1.59	0.44
Outstanding at December 31, 2009	2,827,470	$0.01 – 1.59	$0.66
Granted	-	-	-
Exercised	(363,500)	0.01	0.01
Canceled	(269,900)	0.01 – 1.59	1.54
Outstanding at December 31, 2010	2,194,070	$0.01 – 1.59	$0.47

All stock options granted under the Plan and as of December 31, 2010 became exercisable upon the occurrence of the Merger that occurred on September 30, 2009.  As such, equity-based compensation for the options will be recognized in earnings from issuance date of the options over the vesting period of the options effective September 30, 2009.  Total compensation cost to be expensed over the vesting period of stock options is $2,112,345.  For the year ended December 31, 2010, stock compensation expense totaled $588,894.  For the year ended December 31, 2009, stock compensation expense totaled $1,399,823.  The remaining $123,628 in future stock compensation expense is scheduled to be recognized into earnings over the next 9 months.

On July 19, 2010, the board of directors approved the Company’s 2010 Incentive Stock Plan (2010 Stock Plan).  The 2010 Stock Plan allows for the reservation of 7,000,000 shares of the Company’s common stock for issuance under the plan.  The 2010 Stock Plan became effective July 19, 2010 and terminates July 18, 2020.  As of December 31, 2010, no shares have been issued under the 2010 Stock Plan.

Index

NOTE 17. SHAREHOLDERS’ EQUITY

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

As discussed in Note 2 above, during the year ended December 31, 2010, the Company purchased $50,000 in intellectual property primarily consisting in world-wide-web domains for use in generating lead sources to a Halo subsidiary.  Halo has been transferred the right, title, and interest unto those domains and has actively used the domains in generating operating volume.  The transaction resulted in the issuance of 59,524 shares of the company’s common stock.

During the year ended December 31, 2010, 127,001, 270,044, and 28,000 shares of Series A Preferred, Series B Preferred, and Series C Preferred Stock (all defined below), respectively was converted into 493,789 shares of the company’s common stock.  See further conversion details below in preferred stock.

During the year ended December 31, 2010, 363,500 shares of common stock were issued via the exercise of stock options.

Total common shares outstanding totaled 65,217,706 as of December 31, 2010.

On December 13, 2010 (the Closing), the Company was party to an Assignment and Contribution Agreement (the “Agreement”).  Pursuant to the terms of Agreement, the members of Equitas Asset Management, LLC, (EAM), a non Halo entity, which owned 100% of the interests of Equitas Housing Fund, LLC (EHF), assigned and contributed 100% of the interests of EAM to HAM (a halo subsidiary) in exchange for shares of 21,200,000 shares of the Company’s Common Stock, $.001 par value, of the Company.  The Agreement did not constitute a business combination.

The Company issued 7,500,000 shares of Halo common in exchange for the counter party to assist the Company in raising $3,000,000 in debt or equity capital.  The aggregate of 7,500,000 shares of Halo common will be subject to clawback (and cancellation) by Halo in the event that EAM does not generate at least three million dollars ($3,000,000) in new capital to Halo within twelve months following the closing.  Halo shall have the right to claw back 2.5 shares of Halo common for every dollar not raised within the twelve months.  Any cash generated by EAM will need to be designated for use in Halo’s general operations and not that of the EHF business to release the clawback rights.

The Company issued 13,700,000 shares of Halo common for the purchase of intangible assets owned by EAM which included trade secrets and business processes used in the EHF business.  The aggregate 13,700,000 shares of Halo common shall be subject to clawback (and cancellation) by Halo in the event that EAM fails to generate at least $10,000,000 of net operating cash flows from the EHF business within twenty-four months following the closing.  Halo shall have the right to claw back 1.37 shares of Halo common for every dollar not generated from the net operating cash flows of the EHF business.  Once the $10,000,000 in net operating cash flows from the EHF business is generated, the clawback rights will be released.

Index

In applying the guidance of ASC 505 – “Equity” to the above transactions, the clawback provisions create a performance commitment that has not been met.  As such, although the transaction did provide for a grant date at which time the equity shares are issued and outstanding, the equity shares have not met the measurement date requirements required by ASC 505 – Equity.  Accordingly, the par value of the shares issued and outstanding have been recorded at the grant date and as the clawback rights are released and the measurement dates established, the fair value of the transactions will be determined and recorded.  The pro-rata fair value of equity issued in connection with fund raising efforts at each measurement date will be recorded as debt issuance costs or a reduction in the equity proceeds raised by the counter party.  The pro-rata fair value of equity issued in connection with the purchase of intangible assets at the measurement date will be recorded as amortization expense because the amortization period of the underlining asset purchase and the clawback release rights are commensurate.

Looking forward, at each future fiscal quarter end, the Company will determine performance completion subject to the two clawback provisions and measure fair value of the transaction at that time in accordance with ASC 505.

As it relates to the intangible asset, the trade secrets purchased on the contract date above will in no case be forfeited by the Company regardless of the shares conveyance.

Preferred Stock

In connection with the Merger, the Company authorized 1,000,000 shares of Series Z Convertible Preferred Stock with a par value of $0.01 per share (the “Series Z Convertible Preferred”).  The number of shares of Series Z Preferred Stock may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series Z Preferred Shares to less than the number of shares then issued and outstanding.  In the event any Series Z Preferred Shares shall be converted, (i) the Series Z Preferred Shares so converted shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series Z Preferred Shares set forth in this section shall be automatically reduced by the number of Series Z Preferred Shares so converted and the number of shares of the Corporation’s undesignated Preferred Stock shall be deemed increased by such number.  The Series Z Convertible Preferred is convertible into common shares at the rate of 45 shares of common per one share of Series Z Convertible Preferred.  The Series Z Convertible Preferred has liquidation and other rights in preference to all other equity instruments.  Simultaneously upon conversion of the remaining Series A Preferred, Series B Preferred, and Series C Preferred and exercise of any outstanding stock options issued under the HGI 2007 Stock Plan into Series Z Convertible Preferred, they will automatically, without any action on the part of the holders, be converted into common shares of the Company.  During the year ended December 31, 2010, in connection with the exercise of stock options into common stock and converted Series A Preferred, Series B Preferred and Series C Preferred as noted above, 19,049 shares of Series Z Convertible Preferred were automatically converted into shares of the Company’s common stock leaving 915,830 shares of authorized undesignated Preferred Stock in the Company in accordance with the Series Z Convertible Preferred certificate of designation.  As of December 31, 2010 there were 84,170 shares of Series Z Preferred authorized with zero shares issued and outstanding.

The Company authorized 125,000 shares of Series X Convertible Preferred Stock with a par value of $0.01 per share (the “Series X Preferred”).  In 2010 the Company subsequently amended the Series X Preferred in order to authorize an additional 50,000 shares for total authorized shares of 175,000.  The number of shares of Series X Preferred may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series X Preferred to less than the number of shares then issued and outstanding.  In the event any Series X Preferred Shares shall be redeemed, (i) the Series X Preferred so redeemed shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series X Preferred Shares set forth in this section shall be automatically reduced by the number of Series X Preferred Shares so redeemed and the number of shares of the Corporation's undesignated Preferred Stock shall be deemed increased by such number.  The Series X Preferred Shares rank senior to the Company’s common stock to the extent of $10.00 per Series X Preferred Shares and on a parity with the Company’s common stock as to amounts in excess thereof.  The holders of Series X Preferred shall not have voting rights.  Holders of the Series X Preferred shall be entitled to receive, when and as declared by the board of directors, dividends at an annual rate of 9% payable in cash when declared by the board.  Holders of Series X Preferred have a liquidation preference per share equal to $10.00.  The liquidation preference was $1,387,771 as of December 31, 2010.  As of December 31, 2010 there were 175,000 shares authorized with 138,777 shares issued and outstanding.  Of the 138,777 shares issued and outstanding, 68,577 shares were related to the conversion from notes payable due to related parties discussed in Note 9.  The remaining 70,200 shares were issued during the year   ended December 31, 2010 for cash consideration.

Index
The HGI Series A Convertible Preferred Stock (the “Series A Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series A Preferred would be entitled to upon conversion, as defined in the Series A Preferred certificate of designation.  The liquidation preference was $575,435, of which $15,936 is an accrued dividend at December 31, 2010.  See Common Stock section above for stock dividends issued in June 2010.  Holders of the Series A Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company.  Following the Merger, the Series A Preferred is convertible into the Company’s common stock at a conversion price of $1.25 per share.  The Series A Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company.  The Series A Preferred is redeemable at the option of the Company at $1.80 per share prior to conversion.  As of December 31, 2010, there have been 127,001 shares of Series A Preferred converted or redeemed.  The Series A Preferred does not have voting rights.   The Series A Preferred ranks senior to the following capital stock of the Company: (a) Series B Preferred, and (b) Series C Preferred.
The HGI Series B Convertible Preferred Stock (the “Series B Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends or (b) the per share amount the holders of the Series B Preferred would be entitled to upon conversion.  The liquidation preference was $487,634, of which $27,722 is an accrued dividend at December 31, 2010.  See Common Stock section above for stock dividends issued in June 2010.  Holders of the Series B Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company.  Following the Merger, the Series B Preferred is convertible into the Company’s common stock at a conversion price of $1.74 per share.  The Series B Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company.  The Series B Preferred is redeemable at the option of the Company at $2.30 per share prior to conversion.  As of December 31, 2010, there have been 270,044 shares of Series B Preferred converted or redeemed.  The Series B Preferred does not have voting rights.  Series B Preferred ranks senior to the following capital stock of the Company: the Series C Preferred.

The HGI Series C Convertible Preferred Stock (the “Series C Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends or (b) the per share amount the holders of the Series C Preferred would be entitled to upon conversion.  The liquidation preference was $323,127, of which $13,127 is an accrued dividend at December 31, 2010.  See Common Stock section above for stock dividends issued in June 2010.  Holders of the Series C Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company.  Following the Merger, the Series C Preferred is convertible into the Company’s common stock at an initial conversion price of $2.27 per share.  The Series C Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company.  The Series C Preferred is redeemable at the option of the Company at $2.75 per share prior to conversion.  As of December 31, 2010, there have been 28,000 shares of Series C Preferred converted or redeemed.   The Series C Preferred does not have voting rights.   Series C Preferred ranks senior to the following capital stock of the Company: None.

The Company had issued and outstanding at December 31, 2010, 372,999 shares of Series A Preferred, 229,956 shares of Series B Preferred, and 124,000 shares of Series C Preferred, all with a par value of $0.001.

NOTE 18.  SUBSEQUENT EVENTS

Subsequent to December 31, 2010, the Company has received an additional $50,000 in related party borrowings from a director on the board.

Subsequent to December 31, 2010, the Company has raised an additional $98,000 in Series X Preferred stock for cash consideration.  This is the equivalent of an additional 9,800 shares for total shares issued and outstanding at the time of this filing of 148,577.

There were no other subsequent events to disclose.