Form 10-Q
period 2011-03-31
Halo Companies, Inc.
filed 2011-05-13
CIK 814286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes  [_]  No  [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, May 13, 2011:  65,494,506 shares of Common Stock, $.001 par value per share outstanding.

Halo Companies, Inc.
INDEX

PART I.  FINANCIAL INFORMATION

INDEX
Part 1 – Financial Information

Item 1. Financial Statements

ASSETS
	March 31, 2011	December 31, 2010
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$266,370	$174,598
Restricted cash	27,783	29,563
Trade accounts receivable, net of allowance for doubtful
accounts of $241,520 and $331,085, respectively	1,327,329	1,765,355
Total current assets	1,621,482	1,969,516

PROPERTY, EQUIPMENT AND SOFTWARE, net	306,639	333,951
INVESTMENTS IN UNCONSOLIDATED ENTITIES	24,235	38,647
INVESTMENTS IN PORTFOLIO ASSETS	300,000	300,000
DEPOSITS AND OTHER ASSETS	103,497	179,897
TOTAL ASSETS	2,355,853	2,822,011

LIABILITIES AND (DEFICIT) EQUITY
CURRENT LIABILITIES
Line of credit	$1	$1
Accounts payable	326,312	220,856
Accrued and other liabilities (including $104,715 and
$94,307 to related parties, respectively)	626,353	436,345
Current portion of subordinated debt	66,556	66,556
Current portion of notes payable to related parties	784,751	414,724
Current portion of notes payable	208,244	248,608
Current portion of deferred rent	82,053	80,000
Total current liabilities	2,094,270	1,467,090

NOTES PAYABLE, LESS CURRENT PORTION	-	-
NOTES PAYABLE TO RELATED PARTY, LESS CURRENT PORTION		-
SECURED ASSET PROMISSORY NOTE	1,200,000	1,200,000
SUBORDINATED DEBT, LESS CURRENT PORTION	265,463	282,102
DERIVATIVE LIABILITY	97,747	98,560
DEFERRED RENT	192,632	213,335
Total liabilities	3,850,112	3,261,087

EQUITY
Series Z Convertible Preferred Stock, par value $0.01 per share; 82,730 shares
authorized; 0 shares issued and outstanding at March 31, 2011	-	-
Preferred Stock, par value $0.001 per share; 917,270 shares
authorized; 0 shares issued and outstanding at March 31, 2011	-	-
Series X Convertible Preferred Stock, par value $0.01 per share; 175,000 shares
authorized; 141,277 shares issued and outstanding at March 31, 2011	1,413	1,388
liquidation preference of $1,412,770
Halo Group, Inc. Preferred Stock, par value $0.001 per share; 2,000,000 shares authorized
Series A Convertible Preferred Stock;
372,999 shares issued and outstanding at March 31, 2011
liquidation preference of $580,851	373	373
Series B Convertible Preferred Stock;
229,956 shares issued and outstanding at March 31, 2011
liquidation preference of $499,872	230	230
Series C Convertible Preferred Stock;
124,000 shares issued and outstanding at March 31, 2011
liquidation preference of $329,406	124	124
Common Stock, par value $0.001 per share; 375,000,000 and 375,000,000 shares authorized; 65,494,506 and 65,429,706 shares issued and
outstanding at March 31, 2011 and December 31, 2010, respectively	65,495	65,430
Additional paid-in capital	6,649,783	6,580,767
Accumulated deficit	(8,131,404)	(7,005,070)
Total (deficit) equity	(1,413,986)	(356,758)
NONCONTROLLING INTEREST	(80,273)	(82,318)
Total shareholders' (deficit) equity	(1,494,259)	(439,076)
TOTAL LIABILITIES AND (DEFICIT) EQUITY	$2,355,853	$2,822,011

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

REVENUE (including $120,488 and $0 from related parties, respectively)	$854,902	$2,031,925

OPERATING EXPENSES
Sales and marketing expenses	309,477	411,488
General and administrative expenses (including $30,750
and $17,700 to related parties, respectively)	730,919	897,398
Salaries, wages, and benefits (including $43,458 and
$232,049 of stock-based compensation)	825,931	1,457,123
Total operating expenses	1,866,327	2,766,009

OPERATING INCOME (LOSS)	(1,011,425)	(734,084)

OTHER INCOME (EXPENSE)
Income (loss) from unconsolidated entities	(266)	-
Gain (loss) on change in fair value of derivative	813	(31,825)
Interest expense (including $13,905 and $25,227 to
related parties, respectively)	(113,411)	(44,770)
Net income (loss) from operations, before income tax provision	(1,124,289)	(810,679)

INCOME TAX PROVISION	-	-

NET INCOME (LOSS)	(1,124,289)	(810,679)

(Gain) loss attributable to the noncontrolling interest	(2,045)	10,125

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,126,334)	$(800,554)

Earning per share:
Basic & Diluted	$(0.017)	$(0.019)

Weighted Average Shares Outstanding
Basic & Diluted	65,462,106	42,237,463

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY/(DEFICIT)
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Halo Companies, Inc. Common Stock		Halo Companies, Inc. Series Z Convertible Preferred Stock		Halo Companies, Inc. Series X Convertible Preferred Stock		Halo Group, Inc. Series A Convertible Preferred Stock		Halo Group, Inc. Series B Convertible Preferred Stock		Halo Group, Inc. Series C Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2009	42,232,437	$42,232	-	$-	-	$-	500,000	$500	500,000	$500	152,000	$152	3,839,952	$(2,671,031)	$(50,111)	$1,162,194

Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	232,049	-	-	232,049

Exercise of Stock Options	10,051	10	-	-	-	-	-	-	-	-	-	-	91			101

Net loss attributable to common shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	(800,554)	-	(800,554)

Allocation of loss to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(10,125)	(10,125)

Balance at March 31, 2010	42,242,488	$42,242	-	$-	-	$-	500,000	$500	500,000	$500	152,000	$152	$4,072,092	$(3,471,585)	$(60,236)	$583,665

Balance at December 31, 2010	65,429,706	65,430	-	-	138,777	1,388	372,999	373	229,956	230	124,000	124	6,580,767	(7,005,070)	(82,318)	(439,076)
																-
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	43,458	-	-	43,458

Exercise of Stock Options	64,800	65	-	-	-	-	-	-	-	-	-	-	583	-	-	648

Issuance of Series XConvertible Preferred Stock for cash (FN 17)	-	-	-	-	2,500	25	-	-	-	-	-	-	24,975	-	-	25,000

Net loss attributable to common shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,126,334)	-	(1,126,334)

Allocation of gain to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,045	2,045
Balance at March 31, 2011	65,494,506	$65,495	-	$-	141,277	$1,413	372,999	$373	229,956	$230	124,000	$124	$6,649,783	$(8,131,404)	$(80,273)	$(1,494,259)

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATIONS

Net loss	$(1,126,334)	$(800,554)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	34,173	29,884
Bad debt expense	306,089	376,122
(Gain)/ Loss on change in fair value of derivative	(813)	31,825
Loss from investments in unconsolidated entities	266	-
Distributions of earnings from unconsolidated entities	14,146	-
Stock based compensation	43,458	232,049
Noncontrolling interest	2,045	(10,125)
Changes in operating assets and liabilities:
Accounts receivable	131,937	(563,384)
Restricted cash	1,780	(47,515)
Prepaid expenses and other current assets	-	56,443
Deposits and other assets	(1,100)	(7,500)
Accounts payable	105,456	50,839
Accrued liabilities	190,008	88,930
Deferred rent	(18,650)	66,955
Net cash used in operating activities	(317,539)	(496,031)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in joint venture	-	(24,500)
Purchases of property and equipment	-	(5,443)
Deposits	75,000	-
Net cash provided by (used in) investing activities	75,000	(29,943)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from issuance of preferred stock	25,000	-
Issuance of common stock for the exercise of stock options	648	101
Net payments on lines of credit	-	(10,000)
Principal payments on notes payable	(40,364)	(53,452)
Proceeds from notes payable due to related parties	373,000	473,355
Principal payments on notes payable to related parties	(2,973)	(32,818)
Proceeds from subordinated debt	-	270,000
Principal payments on subordinated debt	(21,000)	-
Net cash provided by financing activities	334,311	647,186

Net increase in cash and cash equivalents	91,772	121,212

CASH AND CASH EQUIVALENTS, beginning of period	174,598	86,090

CASH AND CASH EQUIVALENTS, ending of period	$266,370	$207,302

SUPPLEMENTAL INFORMATION
Cash paid for interest	$28,419	$22,274

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

Halo Companies, Inc.
Notes To Consolidated Financial Statements
March 31, 2011

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

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements as of March 31, 2011, and for the three months ended March 31, 2011 and 2010 include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Certain balances have been reclassified in prior period to be consistent with current year presentation.

Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, have been condensed.

INDEX

URevenue Recognition and Accounts Receivable

The Company generally recognizes revenue in the period in which services are provided.  With respect to any enrolled debt account, HFS recognizes its revenue once a client makes at least one payment to a creditor pursuant to a settlement agreement, debt management plan, or other valid contractual agreement between the client and the creditor. The revenue recognized on any enrolled account bears the same proportional relationship to the total revenue that would be recognized for renegotiating, settling, reducing, or altering the terms of the debt balance on all of a particular client’s enrolled accounts as the individual debt amount bears to the entire debt amount.   Settlements can be in the form of a lump sum creditor settlement payment or via contractual payment plans.  HDS recognizes its revenue over the average service period. The average service period is defined as the average length of time it takes to receive a settlement offer from each creditor which satisfies HDS’ contractual obligation to the client per the client’s service agreement with HDS, calculated on the entire HDS client base, currently ten months.  The service being provided for each client is evaluated at an individual creditor level, thus the revenue recognition period estimate is calculated at an individual creditor level.  The estimate is derived by comparing (i) the weighted average length of time from when the creditor was enrolled with HDS, to (ii) the time HDS received a contractually obligated settlement offer, per creditor, on all accounts since the inception of HDS, to (iii) the weighted average length of time all other creditors that are currently enrolled at the time of the estimate that have not received a contractually obligated settlement offer. This dual approach ensures a holistic representation of the service period. There are several factors that can affect the average service period, including economic conditions, number of clients enrolled, operational efficiencies, the time of year, and creditor dispositions.  Effective October 27, 2010, there were no new sales in HDS (current servicing of existing customers is still active, including collecting of fees already earned and owed on all existing customers).  Any new debt settlement business to the Company after October 27, 2010 has been and will continue to be transacted in the HFS entity.  As such, the 10 month revenue recognition period for all new clients enrolled into HDS in October of 2010 will be fully recognized in July 2011.  Provisions for discounts, refunds and bad debt are provided over the period the related revenue is recognized. Cash receipts from customers in advance of revenue recognized are recorded as deferred revenue.

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

HDS receivables represent 94.5% and 96.8% of total accounts receivable at March 31, 2011 and December 31, 2010, respectively.

UNet Income (Loss) Per Common Share

Basic net income(loss) per share is computed by dividing (i) net income available to common shareholders (numerator), by (ii) the weighted average number of common shares outstanding during the period (denominator).  Diluted net income(loss) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period.  At March 31, 2011 and 2010, there were 2,579,837 and 3,407,088 shares, respectively, underlying potentially dilutive convertible preferred stock and stock options outstanding.  These shares were not included in weighted average shares outstanding for the period ending March 31, 2011 and 2010 because their effect is anti-dilutive due to the Company’s reported net loss.

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
U

INDEX

Principles of Consolidation

The consolidated financial statements of the Company for the three months ended March 31, 2011 include the combined financial results of HCI, HGI, HCS, HDS, HGM, HGR, HBI, HLMS, HSIS, HCIS (defined below), HFS, HPA, HAM, and EHF.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

RRestricted Cash

Restricted cash represents collections from customers that are processed and held by a merchant bank in the ordinary course of business, normally 5 business days.  During the three months ended March 31, 2011, the bank updated its holding period from 7 days to 5 days.
U

Deposits and Other Assets

 At December 31, 2010, deposits and other assets included $100,000 in funds kept by a merchant bank to cover potential losses by the bank from customer cancellations.  During February 2011, the merchant bank released $75,000 of the $100,000 in funds to the Company.  At March 31, 2011, deposits and other assets included $25,000 in funds kept by a merchant bank to cover potential losses by the bank from customer cancellations.  The remaining balance as of March 31, 2011 includes $32,664 in deposits held with the Company’s office facilities lessor and $50,000 related to the purchase of intellectual property (IP) (offset by $4,167 in accumulated amortization of the IP).  The IP purchase consists primarily of multiple world-wide-web domains for which Halo holds the right, title, and interest.  Halo Companies, Inc. common stock was issued as part of the purchase agreement as discussed in the Shareholders’ Equity Note below.  The IP is to be amortized into earnings over a 60 month term effective November 2010 through October 2015.  Although the IP asset is not considered material to the overall consolidated financial statements, the IP will be reviewed for impairment consistent with Halo’s policy for Long-lived assets as discussed below.  There was no impairment charge for the three months ended March 31, 2011.

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

INDEX

Equity method investments are included in investments in unconsolidated entities.  Earnings on these investments are recorded in income from unconsolidated entities in the consolidated statements of operations.  As of March 31, 2011, the investment in the joint venture was $24,235.  A loss of $266 was recognized on the joint venture for the three months ended March 31, 2011.  HGM received $14,146 distribution from the joint venture during the three months ended March 31, 2011.

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

The Company has adopted FASB ASC 310-30 (formerly SOP 03-3), “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, ASC 310-30 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from the Company’s initial investment in the loans if those differences are attributable to credit quality.  ASC 310-30 requires that acquired impaired loans be recorded at fair value which at acquisition is purchase price plus any fees.  The Company determines the excess of the loan’s or pool’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (non accretable difference).  The remaining amount, representing the excess of the loan’s cash flows expected to be collected over the amount paid, is accreted into interest income over the remaining life of the loan or pool (accretable yield).  Over the life of the loan or pool, we evaluate at the balance sheet date whether the present value of such loans determined using the effective interest rates has decreased and if so, recognize a loss.  For increases in cash flows expected to be collected, we adjust the amount of accretable yield recognized on a prospective basis over the loans or pool’s remaining life.  If the Company cannot reasonably estimate the timing and amount of future cash flows from acquired loans, the Company applies the cost recovery method as described in AICPA Practice Bulletin No. 6 whereby cash payments received are applied to the investment in mortgages up to the cost of the investment.  Accordingly, the cost recovery method has been applied.  Payments received in excess of the investment are recognized as revenue as received.  The Company’s investment in portfolio assets has been classified as a Level III investment according to ASC 820.

INDEX

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

Long-lived assets are reviewed on an annual basis or whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by that asset. If it is determined that the carrying amount of an asset may not be recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Fair value is the estimated value at which the asset could be bought or sold in a transaction between willing parties.  There were no impairment charges for the three months ended March 31, 2011 and 2010.

Identifiable Intangible Assets

During 2010, the Company purchased an intangible asset consisting of certain trade secrets and methods relating to HAM.  See further discussion regarding the purchase in Note 17 Shareholder’s Equity.  The intangible asset will be amortized over its useful life, determined by management to be two years. This is the period over which the asset is expected to contribute to the future cash flows of that entity.  An intangible asset that is subject to amortization shall be reviewed for impairment in accordance with Codification 350 - (previously FASB No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  In accordance with that statement, an impairment loss shall be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.

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

The Company accounts for its position in tax uncertainties under ASC 740-10. ASC 740-10 establishes standards for accounting for uncertainty in income taxes. ASC 740-10 provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. ASC 740-10 applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) No additional liabilities have been recognized as a result of the implementation. The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the three months ended March 31, 2011 and 2010.

Deferred Rent

The Company’s operating leases for its office facilities contain free rent periods during the lease term.  For these types of leases the Company recognizes rent expense on a straight line basis over the minimum lease term and records the difference between the amounts charged to expense and the amount paid as deferred rent.  As the free rent periods have expired on the existing office facility leases as of March 31, 2011, the Company expects the deferred rent balance to decrease over the remaining rental period until maturity date at which time the deferred rent balance will have been reduced to $0.

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

INDEX

NOTE 3.  CONCENTRATIONS OF CREDIT RISK

The Company maintains aggregate cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). During 2011, the FDIC insured deposit accounts up to $250,000.  Further, all funds in noninterest-bearing transaction accounts are insured in full by the FDIC from December 31, 2010 through December 31, 2012.  At March 31, 2011, the Company’s cash accounts in different financial institutions were all less than the $250,000 FDIC insured amount.

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

There are no assurances that additional financing will be available on favorable terms, or at all.  If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures.  The failure to adequately fund its capital requirements could have a material adverse effect on the Company’s business, financial condition and results of operations.  Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders, and incurring additional indebtedness could involve the imposition of covenants that restrict the Company operations or the Company’s ability to perform on its current debt service requirements.  The Company has incurred an accumulated deficit of $8,131,404 as of March 31, 2011.  However, of the accumulated deficit, $2,032,175 of expense was incurred as stock-based compensation; $48,322 was loss on change in fair value of derivative, both of which are non-cash expenses.   Further, $734,676 of the accumulated deficit is related to the issuance of stock dividends, also non cash reductions in the accumulated deficit.  The totals of these non-cash retained earnings reductions represents 35% of the total deficit balance.  Management is trying to raise additional capital through its funding efforts in HAM and EHF, through sales of common and preferred stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5.  PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software consist of the following as of March 31, 2011 and December 31, 2010, respectively:

Computers and purchased software	$161,764	$161,764
Furniture and equipment	436,716	436,716
	598,480	598,480
Less: accumulated depreciation	(291,841)	(264,529)
	$306,639	$333,951

Depreciation totaled $27,312 and $29,884 for the three months ended March 31, 2011 and 2010.

INDEX

NOTE 6. INVESTMENTS IN PORTFOLIO ASSETS

In December 2010, EHF entered into an agreement to purchase non-performing notes, deeds of trust and mortgages secured by the property as well as REO properties, across the United States, for 6.6% of unpaid principal balance. Total purchase price of the investment was $300,000.  The Company will utilize several different strategies to place a new borrower in an asset or to modify the terms of an existing borrower and subsequently will season the notes for 6-24 months collecting cash flow payments from the borrower while providing consumer financial rehabilitation services to each customer, including debt relief, credit restoration and financial education.  Following several months of seller financed payment seasoning, the Company disposes of the performing Assets in bulk to various bulk performing asset buyers.  Prior to any bulk disposal, the Company will refinance those consumers that have achieved a level of qualification capable of securing the loan.  As the purchase agreement was entered into on December 28, 2010, management deemed the value as of the date of purchase to be consistent with the value as of the December 31, 2010.  As of March 31, 2011, the value was $300,000. The Company has determined that the timing and amount of future cash flows from these notes cannot be reasonably estimated at March 31, 2011.  As such, the cost recovery method has been applied.

This investment has been classified as Level III investments according to ASC 820.  The changes in investments measured at fair value for which the Company has used Level III inputs to determine fair value is as follows as of March 31, 2011:

Face Value	$4,604,542
Discount	(4,304,542)
Purchase Price	300,000
Payments received in 2011 and applied to investment	(0)
Balance, March 31, 2011	$300,000

NOTE 7.  ACCRUED AND OTHER LIABILITIES

The Company accounted for $626,353 in accrued liabilities at March 31, 2011.  Included in this accrual was $226,750 in salaries and wages payable (including payroll tax), $176,845 in deferred compensation to multiple senior management personnel, $180,284 in accrued interest, $9,910 in deferred revenue, and $32,564 in other.  The Company accounted for $436,345 in accrued liabilities at December 31, 2010.  Included in this accrual was $121,171 in salaries and wages payable, $173,152 in deferred compensation to multiple senior management personnel, $95,292 in accrued interest, $11,682 in deferred revenue and $35,048 in other.

NOTE 8.  LINE OF CREDIT

On March 6, 2009, the Company entered into a revolving line of credit (“LOC”) facility with Legacy Texas Bank (“LTB”) which provides maximum borrowings of $250,000, subject to a borrowing base, and bears interest at the bank’s rate as defined as prime plus 1% (6% floor).  On September 6, 2009, the Company increased the line of credit $75,000 to a maximum borrowing amount of $325,000, subject to a borrowing base, with the same interest rate.  The $325,000 maximum borrowing amount includes a $75,000 letter of credit to the Company’s business office lessor.  As of March 31, 2011 and December 31, 2010, the Company had a LOC outstanding balance of $1.  The LOC is cross collateralized by all of the Company’s assets.

During the year ended December 31, 2010, the Company modified and amended the LOC facility agreement with LTB modifying the maturity date.  The maturity date of the LOC is December 31, 2010.  There is no additional borrowing capacity on the LOC other than the $1 outstanding balance at March 31, 2011.  The $75,000 letter of credit to the Company’s business office lessor is still in force until its expiration date of November 2011.  See further discussion in Notes Payable (Note 10).

INDEX

NOTE 9.  NOTES PAYABLE DUE TO RELATED PARTIES

The notes payable due to related parties as of March 31, 2011, reside in six notes as follows;

During April 2009 the Company entered into one unsecured promissory note with a related party for a working capital advance to the Company in the amount of $65,000 (the “Related Party Note”).  The Related Party Note bears interest at a rate of 8% per annum and is a monthly installment note with final maturity of April 2011.  All interest and principal is due upon maturity.  As of March 31, 2011, the amount outstanding under the Related Party Note totaled $43,167, included in current portion of notes payable to related parties.  As of December 31, 2010, the amount outstanding under the Related Party Note totaled $46,140, included in current portion of notes payable to related parties.

During November 2009 the Company entered into one unsecured promissory note with a related party for a working capital advance to the Company in the amount of $60,000 (Related Party Note 4).  Related Party Note 4 bears interest at a rate of 8% per annum with a maturity date of April, 2010.  All interest and principal is due upon maturity.  At December 31, 2009, the amount outstanding under the Related Party Note 4 totaled $30,000.  On January 5, 2010, the Company entered into one unsecured promissory note with a related party for a working capital advance to the Company in the amount of $230,584 (Amended Related Party Note 4).  This note includes the refinancing of the $30,000 outstanding Related Party Note 4 and the associated $584 of accrued interest from the respective related party note.  The note bears interest at a rate of 16% per annum with a maturity date of October 17, 2011.  All interest and principal is due upon maturity.  As of March 31, 2011 and December 31, 2010, the amount outstanding under the Amended Related Party Note 4 totaled $230,584.

During September 2010 the Company entered into one unsecured promissory note with a related party (a company director) for a working capital advance to the Company in the amount of $70,000 (the “2010 Related Party Note”).  Subsequent to September 2010 thru March 31, 2011, the company director has provided additional advances on the note of $238,000 and the Company has made payments on the note of $220,000.  The 2010 Related Party Note is payable on demand, and if no demand is made, then has a maturity date of September 29, 2011.  All interest and principal is due upon maturity.  As of March 31, 2011, the amount outstanding under the 2010 Related Party Note totaled $88,000, included in current portion of notes payable to related parties. As of December 31, 2010, the amount outstanding under the 2010 Related Party Note totaled $38,000, included in current portion of notes payable to related parties.

During November 2010, the Company entered into one unsecured promissory note with a related party in the amount of $100,000 (2010-2 Related Party Note).  The 2010-2 Related Party Note has a fixed interest amount of $10,000 and a maturity date of June 30, 2011.  All interest and principal is due upon maturity.  As of March 31, 2011 and December 31, 2010, the amount outstanding under the 2010-2 Related Party Note totaled $100,000, included in current portion of notes payable to related parties.

During March 2011, the Company entered into one unsecured promissory note with a related party in the amount of $250,000 (2011 Related Party Note).  The 2011 Related Party Note has a fixed interest amount of $25,000 and a maturity date of May 2011.  All interest and principal is due upon maturity.  As of March 31, 2011, the amount outstanding under the 2011 Related Party Note totaled $250,000, included in current portion of notes payable to related parties.

During March 2011, the Company entered into a fifteen-day unsecured promissory note with a related party in the amount of $73,000 (2011-2 Related Party Note).  All interest and principal is due upon maturity.  As of March 31, 2011, the amount outstanding under the 2011-2 Related Party Note totaled $73,000, included in current portion of notes payable to related parties.

INDEX

The Company incurred $13,905 and $25,227 of interest expense to directors and other related parties during the three months ended March 31, 2011 and 2010.  Accrued interest due to directors and other related parties totaled $104,715 and $94,307 at March 31, 2011 and December 31, 2010, respectively.

NOTE 10.  NOTES PAYABLE

On March 6, 2009, the Company entered into a 36 month secured promissory note with Legacy Texas Bank in the amount of $374,000.  The note bears interest at the Federal Home Loan Bank (FHLB) 2.5 to 3 year rate plus 3.25% (6.16% fixed rate over the term of the note).  As of March 31, 2011, the note payable balance was $132,598, included in current portion of notes payable.  See below for maturity date.  As of December 31, 2010, the note payable balance was $164,484, included in current portion of notes payable.

               On April 15, 2009, the Company entered into a 60 month secured promissory note with Legacy Texas Bank in the amount of $167,000.  The proceeds of this note payable were used to purchase communication equipment.  The note bears interest at 7% per annum with monthly installments.  As of March 31, 2011, the note payable balance was $75,646.  See below for maturity date.  As of December 31, 2010, the note payable balance was $84,124, included in current portion of notes payable.

The notes are collateralized by all of the Company’s assets.  The notes have a current maturity date of December 31, 2010; however as of the date of this filing LTB has not called the note due and the Company is currently in discussions with LTB regarding an extension of the maturity date to a date to be determined in 2011.  During the three months ended March 31, 2011 and subsequent thereto, the Company has continued to timely make its regular debt service payments to LTB as if the extension will be provided.

NOTE 11.  SUBORDINATED DEBT

During January 2010, the Company authorized a $750,000 subordinated debt offering (Subordinated Offering), which consists of the issuance of notes paying a 16% coupon with a 1% origination fee at the time of closing.  The maturity date of the notes is January 31, 2013.  Repayment terms of the notes included interest only payments through July 31, 2010.  Thereafter, level monthly payments of principal and interest are made as calculated on a 60 month payment amortization schedule with final balloon payment due at maturity.  The rights of holders of notes issued in the Subordinated Offering are subordinated to any and all liens granted by the Company to a commercial bank or other qualified financial institution in connection with lines of credit or other loans extended to the Company in an amount not to exceed $2,000,000, and liens granted by the Company in connection with the purchase of furniture, fixtures or equipment.  This includes the Legacy Texas Bank debt disclosed in Note 8 and Note 10.  Since inception of the offering, the Company has raised $420,000 in the Subordinated Offering.  For the three months ended March 31, 2011, the Company has raised $0 in the Subordinated Offering.  As of March 31, 2011, subordinated debt balance was $332,019, of which $66,556 is included in current portion of subordinated debt.  As of December 31, 2010, subordinated debt balance was $348,658, of which $66,556 is included in current portion of subordinated debt.

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

INDEX

The Company adopted the provisions of FASB ASC 815, “Derivatives and Hedging” (FASB ASC 815).  FASB ASC 815 requires freestanding contracts that are settled in a company’s own stock to be designated as an equity instrument, assets or liability. Under the provisions of FASB ASC 815, a contract designated as an asset or liability must be initially recorded and carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires.  Accordingly, the Company determined that the warrants should be accounted for as derivative liabilities and has recorded the initial value as a debt discount which will be amortized into interest expense using the effective interest method.  As of March 31, 2011, the balance of debt discount was $31,981, of which $17,444 was included in current portion of subordinated debt, with the remaining $14,537 included in subordinated debt, less current portion.  As of December 31, 2010, the balance of debt discount was $36,342, of which $17,444 was included in current portion of subordinated debt, with the remaining $18,898 included in subordinated debt, less current portion.  Subsequent changes to the marked-to-market value derivative liability will be recorded in earnings as derivative gains and losses. As of March 31, 2011, there were 112,000 warrants outstanding with a derivative liability of $97,747.  The warrants were valued using the Black-Scholes model, which resulted in the fair value of the warrants at $0.87 per share using the following assumptions;

December 31, 2010
Risk-free rate	2.24%
Expected volatility	160.19%
Expected remaining life (in years)	5.75
Dividend yield	0.00%

NOTE 12.  SECURED ASSET PROMISSORY NOTE

During December 2010, the Company authorized a $20,000,000 debt offering to be secured by real estate assets purchased in connection with Equitas Housing Fund, LLC, (“Equitas Offering”).  The fund has been established for Halo to purchase, acquire, own, hold, develop, maintain, manage, operate, sell, exchange, transfer, or otherwise dispose of undervalued or financially distressed single-family real estate properties across the United States of America.  The Equitas Offering consists of 25% coupon with a maturity date of December 31, 2012.  Accrued interest is to be paid quarterly at the end of each fiscal quarter beginning March 31, 2011 through maturity date and continuing until the promissory note has been paid in full.  The rights of the holders of the Secured Asset Promissory Notes include a security interest in the collateral of the above mentioned securities of real estate properties.  For the three months ended March 31, 2011, the Company raised $0 in the Equitas Offering.  As of March 31, 2011, the Secured Asset Promissory Note balance was $1,200,000.  For the three months ended March 31, 2011, the Company incurred $75,000 in interest expense on the note.  As of March 31, 2011, the accrued interest balance was $75,000.  For the year ended December 31, 2010, the Company raised $1,200,000 in the Equitas Offering.  As of December 31, 2010, the Secured Asset Promissory Note balance was $1,200,000.

NOTE 13.  RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2011, HPA recognized revenue totaling $120,488 from an entity owned by a significant shareholder in the Company.  The shareholder became a significant shareholder as part of the Assignment and Contribution Agreement (defined in Note 17 below).

For the three months ended March 31, 2011 and 2010, the Company incurred consulting costs totaling $30,750 and $17,700 to two separate entities owned each by a director and former director of the Company.  The former director remains a significant shareholder in the Company.

For the three months ended March 31, 2011 and 2010, the Company incurred interest expense to related parties (See Note 9).

All cash consideration received in the Series X Preferred (defined in Note 17 below), for the three months ended March 31, 2011 is from a significant shareholder of the Company.

INDEX

NOTE 14.  INCOME TAXES

For the three months ended March 31, 2011 and 2010, the quarterly effective tax rate of 0% varies from the U.S. federal statutory rate primarily due to certain non-deductible expenses and an increase in the valuation allowance associated with the net operating loss carryforwards. Our deferred tax assets related to other state net operating loss carryforwards remain fully reserved due to uncertainty of utilization of those assets.

Deferred tax assets and liabilities are computed by applying the effective U.S. federal and state income tax rate to the gross amounts of temporary differences and other tax attributes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At March 31, 2011, the Company believed it was more likely than not that future tax benefits from net operating loss carry-forwards and other deferred tax assets would not be realizable through generation of future taxable income and are fully reserved.

The Company has net operating loss (“NOL”) carry-forwards of approximately $6,000,000 available for federal income tax purposes, which expire from 2011 to 2030.  A portion of the NOLs relating to GVC Venture Corp. are subject to certain annual limitations.  Certain substantial ownership changes, as defined in Internal Revenue Code Section 382, limit the utilization of the available NOLs (the Section 382 Limitation).  The Section 382 Limitation is calculated by multiplying the fair market value of the loss corporation immediately preceding the change of ownership by the long-term, tax-exempt rate prescribed by the IRS.

NOTE 15.  COMMITMENTS AND CONTINGENCIES

The Company leases its office facilities and various equipment under non-cancelable operating leases which provide for minimum monthly rental payments.  Pursuant to an office lease dated November 12, 2007, as amended, the Company is required to make monthly lease payments of $32,663, with an increase in May 2010 to $49,789 per month and in November 2010 to $61,199 per month.  The lease expires on August 14, 2014. Future minimum rental obligations under leases as of March 31, 2011 are as follows:

Years Ending December 31:
2011	$585,950
2012	774,446
2013	774,050
2014	438,607
Total Minimum lease commitments	$2,573,053

                For the three months ended March 31, 2011 and 2010, the Company incurred facilities rent expense totaling $152,389 and $128,434.

In the ordinary course of conducting its business, the Company may be subject to loss contingencies including possible disputes or lawsuits.  Management believes that the outcome of such contingencies will not have a material impact on the Company’s financial position or results of future operations.

INDEX

NOTE 16. STOCK OPTIONS

The Company granted stock options to certain employees under the HGI 2007 Stock Plan, as amended (the “Plan”).   The Company was authorized to issue 2,950,000 shares subject to options, or stock purchase rights under the Plan.  These options (i) vest over a period no greater than two years, (ii) are contingently exercisable upon the occurrence of a specified event as defined by the option agreements, and (iii) expire three months following termination of employment or five years from the date of grant depending on whether or not the options were granted as incentive options or non-qualified options.  At September 30, 2009, pursuant to the terms of the Merger Agreement, all options granted prior to the Merger were assumed by the Company and any options available for issuance under the Plan but unissued, have been forfeited and consequently the Company has no additional shares subject to options or stock purchase rights available for issuance under the Plan.  As such, there were no options issued during the three months ended March 31, 2011.  As of March 31, 2011, 428,300 option shares have been exercised.  Total stock options outstanding through March 31, 2011 total 2,120,670.  The weighted average remaining contractual life of the outstanding options at March 31, 2011 is approximately 2.57 years.

A summary of stock option activity in the Plan is as follows:

			Weighted
		Exercise	Average
	Number of	Price	Exercise
	Options	Per Option	Price
Outstanding at December 31, 2009	2,827,470	$0.01 – 1.59	$0.66
Granted	-	-	-
Exercised	(363,500)	0.01	0.01
Canceled	(269,900)	0.01 – 1.59	1.54
Outstanding at December 31, 2010	2,194,070	$0.01 – 1.59	$0.47
Granted	-	-	-
Exercised	(64,800)	0.01	0.01
Canceled	(8,600)	0.01 – 1.59	0.23
Outstanding at March 31, 2011	2,120,670	$0.01 – 1.59	$0.47

All stock options granted under the Plan and as of March 31, 2011 became exercisable upon the occurrence of the Merger that occurred on September 30, 2009.  As such, equity-based compensation for the options will be recognized in earnings from issuance date of the options over the vesting period of the options effective September 30, 2009.  Total compensation cost to be expensed over the vesting period of stock options is $2,112,345.  For the three months ended March 31, 2011, stock compensation expense totaled $43,458.  The remaining $80,170 in future stock compensation expense is scheduled to be recognized into earnings over the next 6 months.

On July 19, 2010, the board of directors approved the Company’s 2010 Incentive Stock Plan (2010 Stock Plan).  The 2010 Stock Plan allows for the reservation of 7,000,000 shares of the Company’s common stock for issuance under the plan.  The 2010 Stock Plan became effective July 19, 2010 and terminates July 18, 2020.  As of March 31, 2011, no shares have been issued under the 2010 Stock Plan.

NOTE 17. SHAREHOLDERS’ EQUITY

Common Stock

During the three months ended March 31, 2011, 64,800 shares of common stock were issued via the exercise of stock options.

Total common shares outstanding totaled 65,494,506 as of March 31, 2011.

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

INDEX

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

Looking forward, at each future fiscal quarter end, the Company will determine performance completion subject to the two clawback provisions and measure fair value of the transaction at that time in accordance with ASC 505.  As of March 31, 2011, no additional performance completion triggers occurred for either clawback provision and as such no additional accounting entries needed.

As it relates to the intangible asset, the trade secrets purchased on the contract date above will in no case be forfeited by the Company regardless of the shares conveyance.

Preferred Stock

In connection with the Merger, the Company authorized 1,000,000 shares of Series Z Convertible Preferred Stock with a par value of $0.01 per share (the “Series Z Convertible Preferred”).  The number of shares of Series Z Preferred Stock may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series Z Preferred Shares to less than the number of shares then issued and outstanding.  In the event any Series Z Preferred Shares shall be converted, (i) the Series Z Preferred Shares so converted shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series Z Preferred Shares set forth in this section shall be automatically reduced by the number of Series Z Preferred Shares so converted and the number of shares of the Corporation’s undesignated Preferred Stock shall be deemed increased by such number.  The Series Z Convertible Preferred is convertible into common shares at the rate of 45 shares of common per one share of Series Z Convertible Preferred.  The Series Z Convertible Preferred has liquidation and other rights in preference to all other equity instruments.  Simultaneously upon conversion of the remaining Series A Preferred, Series B Preferred, and Series C Preferred and exercise of any outstanding stock options issued under the HGI 2007 Stock Plan into Series Z Convertible Preferred, they will automatically, without any action on the part of the holders, be converted into common shares of the Company.  During the three months ended March 31, 2011, in connection with the exercise of stock options into common stock and converted Series A Preferred, Series B Preferred and Series C Preferred as noted above, 1,440 shares of Series Z Convertible Preferred were automatically converted into shares of the Company’s common stock leaving 917,270 shares of authorized undesignated Preferred Stock in the Company in accordance with the Series Z Convertible Preferred certificate of designation.  As of March 31, 2011 there were 82,730 shares of Series Z Preferred authorized with zero shares issued and outstanding.

INDEX

The Company authorized 125,000 shares of Series X Convertible Preferred Stock with a par value of $0.01 per share (the “Series X Preferred”).  In 2010 the Company subsequently amended the Series X Preferred in order to authorize an additional 50,000 shares for total authorized shares of 175,000.  The number of shares of Series X Preferred may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series X Preferred to less than the number of shares then issued and outstanding.  In the event any Series X Preferred Shares shall be redeemed, (i) the Series X Preferred so redeemed shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series X Preferred Shares set forth in this section shall be automatically reduced by the number of Series X Preferred Shares so redeemed and the number of shares of the Corporation's undesignated Preferred Stock shall be deemed increased by such number.  The Series X Preferred Shares rank senior to the Company’s common stock to the extent of $10.00 per Series X Preferred Shares and on a parity with the Company’s common stock as to amounts in excess thereof.  The holders of Series X Preferred shall not have voting rights.  Holders of the Series X Preferred shall be entitled to receive, when and as declared by the board of directors, dividends at an annual rate of 9% payable in cash when declared by the board.  Holders of Series X Preferred have a liquidation preference per share equal to $10.00.  The liquidation preference was $1,412,770 as of March 31, 2011.  As of March 31, 2011 there were 175,000 shares authorized with 141,277 shares issued and outstanding.  Of the 141,277 shares issued and outstanding, 68,577 shares were related to the 2010 conversion from notes payable due to related parties.  The remaining 72,700 shares were issued for cash consideration.

The HGI Series A Convertible Preferred Stock (the “Series A Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series A Preferred would be entitled to upon conversion, as defined in the Series A Preferred certificate of designation.  The liquidation preference was $580,851, of which $21,352 is an accrued dividend at March 31, 2011.  Holders of the Series A Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company.  Following the Merger, the Series A Preferred is convertible into the Company’s common stock at a conversion price of $1.25 per share.  The Series A Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company.  The Series A Preferred is redeemable at the option of the Company at $1.80 per share prior to conversion.  As of March 31, 2011, there have been 127,001 shares of Series A Preferred converted or redeemed.  The Series A Preferred does not have voting rights.   The Series A Preferred ranks senior to the following capital stock of the Company: (a) Series B Preferred, and (b) Series C Preferred.

The HGI Series B Convertible Preferred Stock (the “Series B Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends or (b) the per share amount the holders of the Series B Preferred would be entitled to upon conversion.  The liquidation preference was $499,872, of which $39,960 is an accrued dividend at March 31, 2011.  Holders of the Series B Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company.  Following the Merger, the Series B Preferred is convertible into the Company’s common stock at a conversion price of $1.74 per share.  The Series B Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company.  The Series B Preferred is redeemable at the option of the Company at $2.30 per share prior to conversion.  As of March 31, 2011, there have been 270,044 shares of Series B Preferred converted or redeemed.  The Series B Preferred does not have voting rights.  Series B Preferred ranks senior to the following capital stock of the Company: the Series C Preferred.

The HGI Series C Convertible Preferred Stock (the “Series C Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends or (b) the per share amount the holders of the Series C Preferred would be entitled to upon conversion.  The liquidation preference was $329,406, of which $19,406 is an accrued dividend at March 31, 2011.  Holders of the Series C Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company.  Following the Merger, the Series C Preferred is convertible into the Company’s common stock at an initial conversion price of $2.27 per share.  The Series C Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company.  The Series C Preferred is redeemable at the option of the Company at $2.75 per share prior to conversion.  As of March 31, 2011, there have been 28,000 shares of Series C Preferred converted or redeemed.   The Series C Preferred does not have voting rights.   Series C Preferred ranks senior to the following capital stock of the Company: None.

INDEX

The Company had issued and outstanding at March 31, 2011, 372,999 shares of Series A Preferred, 229,956 shares of Series B Preferred, and 124,000 shares of Series C Preferred, all with a par value of $0.001.

NOTE 18.  SUBSEQUENT EVENTS

Subsequent to March 31, 2011, the Company has paid down $123,000 of principal in related party notes payable.

Subsequent to March 31, 2011, the Company has raised an additional $135,000 in Series X Preferred stock for cash consideration.  This is the equivalent of an additional 13,500 shares for total shares issued and outstanding at the time of this filing of 154,777.

There were no other subsequent events to disclose.

INDEX

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact constitute “forward-looking statements” within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue,” and similar expressions are intended to identify such forward-looking statements but are not the exclusive means of identifying such statements.  Although the Company believes that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under the Company’s control.  Those risks, uncertainties, and other factors could cause the actual results to differ materially from those in the forward-looking statements.  Those risks, uncertainties, and factors (including the risks contained in the section of this report titled “Risk Factors”) that could cause the Company’s actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements and its goals and strategies to not be achieved.  The Company expressly disclaims any obligation to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or expectations. The Company can give no assurances that such forward-looking statements will prove to be correct.

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

INDEX

Plan of Operations

Halo has developed a business model through Halo Asset Management for the monetization of non-performing, residential mortgage notes (“NPNs”) or foreclosed single family homes (“REO”) (collectively, “Assets”).  These Assets are purchased in bulk with cash for $2,000 - $10,000 each and in-turn resold for $30,000 - $45,000 each using seller provided financing.  HAM will season the notes for 6-24 months collecting cash flow payments from the borrower while providing consumer financial rehabilitation services to each customer, including debt relief, credit restoration and financial education.  Halo utilizes several different strategies to place a new borrower in the Asset and following several months of seller financed payment seasoning, disposes of the performing Assets in bulk to various bulk performing asset buyers.  Prior to any bulk disposal, Halo will refinance those consumers that have achieved a level of qualification capable of securing the loan.  The Company will participate in the profits of the monetization in addition to the service revenues generated for HAM and other Halo subsidiaries.

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

INDEX

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

HPA’s focus is to work with asset managers, investors and servicers to provide a unique, tailored workout program that will improve the performance of the assets or notes through a myriad of creative analytic and retention strategies.  HPA utilizes Halo’s in-house technology to provide a proprietary, customized analysis of a Client’s position.  HPA then custom tailors a solution for the Client which provides the Client analytics on which assets or notes to monetize first and what options are best utilized to monetize each individual asset or note.  HPA is then able to follow up with Halo’s suite of consumer financial products including loan modification, short sale services, refinancing, credit repair, and unsecured debt resolution to assist the Client in carrying out the custom solution that HPA provided.

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

INDEX

Results of Operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010

Revenues

For the three months ended March 31, 2011, Revenue was up $375,000 to $435,000 from $60,000 for the three months ended March 31, 2010 in the Company’s HPA, HGR, and HSIS subsidiaries combined.   Notwithstanding, overall Revenue was down $1,177,023 or 58% to $854,902 for the three months ended March 31, 2011 from $2,031,925 for the three months ended March 31, 2010.  The difference and overall reduction in revenue is primarily in HDS due to several factors including management’s decision in late 2010 to implement a smaller marketing and customer lead budget, a reduced sales team and the overall affect of the amended Federal Trade Commission’s (FTC) Telemarketing Sales Rule (“TSR”) applicable to debt settlement fees.  We continue to earmark marketing dollars in several of the smaller subsidiaries in an effort to increase those subsidiaries top line revenues as part of the Company’s long term growth plans.  Those subsidiaries include HGR, HSIS, HGM, and HPA.  These entities have seen revenue growth in 2010 to help offset the decrease of HDS.  Halo continues to innovate and deploy its overall market strategy and reinvent its ability to provide increasingly effective and efficient services to business and consumer customers alike.

Looking forward to the remaining months of fiscal year ending December 31, 2011, our focus continues to remain on additional top line revenue growth of its subsidiaries named above as well as the success in the business model established (as discussed above) in its HAM subsidiary in the monetization of Assets.  In 2011, the Company expects operations and cash flows to this Halo vertical to be material to the Company.

As it relates to the Company providing debt settlement services to customers, management summarizes the following; effective October 27, 2010, there were no new sales in HDS (current servicing of existing customers is still active, including collecting of fees already earned and owed on all existing customers), rather all new sales of debt settlement services by Halo were performed by HFS specifically in adherence with regulatory guidelines established under the recent amendments to the TSR applicable to debt settlement fees.  Under the TSR, for which all cash flows were received following performance, the financial success of this business was going to be through long term residual growth built by building up a steady customer base over 2011 and seeing residual cash flows start flowing in as successful customer settlements increased.  Although HFS has seen an increase in the ability to quickly settle a customer’s debts and recognize revenue, because management noticed a trend in rising marketing costs, coupled with decreased sales volume and increased competition for leads and quality sales agents, management made a strategic decision to scale back sales operations and minimize the commitment of marketing dollars in HFS.  Management believes that operational capital is better spent on our opportunities in HAM and HPA and has seen an immediate impact on revenue since shifting increased marketing and operational capital to those subsidiaries at the expense of HFS. With that said, for the three months ended March 31, 2011, HFS revenues were up $50,000 compared to the three months ended March 31, 2010.  Management does not anticipate HFS revenues being material to the Company for fiscal year 2011.  Management believes the most effective way to leverage our HFS sales and negotiation back office is through both organic referrals from our other subsidiaries and wholesale accounts gained from our Client’s in HPA and our customers who seek our Assets in HAM.

As noted above, Halo’s HPA subsidiary saw revenue grow from $0 for the three months ended March 31, 2010 to $149,000 for the three months ended March 31, 2011.  Management expects that growth to continue throughout all of 2011.

Operating Expenses

Sales and marketing expenses include advertising, marketing and customer lead purchases, and direct sales costs incurred including appraisals, credit reports, and contract service commissions.  The majority of contract service commissions include those commissions paid to our independent real estate agents in HGR. Sales and marketing expenses decreased $102,011 or 25% to $309,477 for the three months ended March 31, 2011 from $411,488 for the three months ended March 31, 2010.  This decrease is primarily attributable to the overall reduction in lead purchase expense, consistent with the above noted decrease in revenues, during the three months ended March 31, 2011compared to the three months ended March 31, 2010.  This decrease is offset by an increase in HGR’s real estate closing commissions paid to independent agents during the same time period, consistent with the above noted increases in revenues in HGR.

INDEX

General and administrative expenses decreased $166,479 or 19% to $730,919 for the three months ended March 31, 2011from $897,398 for the three months ended March 31, 2010.  This decrease is a result of several items including a decrease in allowance for doubtful accounts which is charged to bad debt expense, included within general and administrative expenses.  See significant accounting policies contained in Note 2 to the consolidated financial statements.  The decrease is also attributable to the following; (a) reduction of consulting costs occurred during the three months ended March 31, 2010, (b) reduction in insurance costs associated with reduction in employee headcount, and (c) reduction of several general and administrative expenses necessary during the first year when the Company went public including professional fees for legal, stock transfer, and investor relation costs.  The decrease is offset by an increase in rent expense contractually entered into which included increased square footage occupied at the Company’s offices.

Salary, wages and benefits decreased $631,192 or 43% to $825,931 for the three months ended march 31, 2011 from $1,457,123 for the three months ended March 31, 2010.  Approximately $188,581 or 29% of this decrease is stock option compensation expense for any options that had vested during the three months ended March 31, 2011 compared to March 31, 2010.  Stock option compensation expense was $43,458 for the three months ended March 31, 2011 compared to $232,049 for the three months ended March 31, 2010.  As noted in the significant accounting policies contained in Note 2 to the consolidated financial statements, the fair value of stock options at the date of grant is determined via the Black Scholes model and, since the options were exercisable upon the occurrence of the Merger occurring on September 30, 2009, the fair value of such options is recognized in earnings over the vesting period of the options beginning when the Merger occurred.  Stock compensation expense is a non-cash expense item.  The remaining $442,611 decrease for the three months ended March 31, 2011 from the three months ended March 31, 2010 is attributable to reduction in head count and variable costs associated with head count which primarily resulted in reduction in force efforts at both the parent company and within HDS, consistent with senior leadership’s decision to implement decreased marketing, salaries, and variable overhead and operational costs to HDS as we increased our efforts to grow revenue in various other Halo ventures discussed above.  As salaries, wages and benefits is the most significant cost to the Company, management actively monitors this cost to ensure it is in line with our business plan.

Interest expense increased $68,641 or 153% to $113,411 for the three months ended March 31, 2011 from $44,770 for the three months ended March 31, 2010.  The increase is primarily attributable to the $75,000 interest expense associated with secured asset promissory note discussed in Note 12 to the consolidated financial statements.  The increase is also attributable to the increase in subordinated debt balance during 2010 as discussed in Note 11 to the consolidated financial statements.  The increase is offset by the fact the Company paid off several material portions of its notes payable during December 2010 and as such interest expense was incurred in 2010 that was not incurred during 2011.

The Company experienced losses of $325,780 and 41% to a net loss of $1,126,334 for the three months ended March 31, 2011 from a net loss of $800,554 for the three months ended March 31, 2010, primarily attributable to the reasons noted above.

Significant Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.  These policies are contained in Note 2 to the consolidated financial statements and included in Note 2 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no significant changes in our significant accounting policies since the last fiscal year end 2010.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of $266,370.  The increase of $91,772 in cash and cash equivalents from December 31, 2010 was due to cash provided by financing activities of $334,311 and investing activities of $75,000 offset by cash used in operating activities of $317,539.

INDEX

Net cash used in operating activities was $317,539 for the three months ended March 31, 2011, compared to $496,031 net cash used in operating activities for the three months ended March 31, 2010.  The net cash used in operating activities for the three months ended March 31, 2011 was due to a net loss of $1,126,334, adjusted primarily by the following: (1) non cash expense items including depreciation of $34,173, bad debt expense of $306,089, share-based compensation expense of $43,458, and (2) an increase in accounts payable of $105,456, an increase in accrued liabilities of $190,008, a decrease in gross accounts receivable of $131,937, offset by a decrease in deferred rent liability of $18,650.  The remaining immaterial variance is related to changes in operating assets and liabilities, a change in the noncontrolling interest balance, a gain on the change in fair value of derivative, and loss from investment in an unconsolidated entity (net of cash return on the investment).

Net accounts receivable decreased by $438,026 or 24%.  The decrease was a result of bad debt expense of $306,089 directly impacting the allowance for doubtful accounts less the decrease in gross accounts receivable of $131,937.  Allowance for loan loss and bad debt expense is discussed in significant accounting policies above.  Continuing into fiscal year end 2011, we expect the account receivable balance in HDS to continue decreasing as we begin to fully implement the business plan discussed in Plan of Operations above.  As such, the HDS accounts receivable balance will wind down by the completion of the program via contractual payments of customers less cancellations and chargeoffs.

The accounts payable increase is primarily the result of the timing of payments in monthly vendor commitments and payables.  As the Company has seen declines in its top line revenues, expenses have also declined accordingly.  However, the timing of the revenue decreases, in line with the Company’s attempt to raise capital for future successful business operations discussed in Plan of Operations above, has required the Company to strategically monitor its payables and cash flow outlays.  The Company pro-actively manages the timing and aging of vendor payables throughout the year.  The increase in accrued liabilities of $190,008 is primarily related to an $84,992 increase in accrued interest and $105,579 in salaries and wages payable (including payroll tax payable) as discussed in Note 7 to the consolidated financial statements.   Deferred rent decreased $18,650 from $293,335 at December 31, 2010 to $274,685 at March 31, 2011.  This increase was related to the executed lease commitment of additional office space in our headquarters for which we negotiated deferred rental payments.  The deferred rent balance began decreasing in November 2010 as our monthly cash payment began to exceed the straight line monthly expense booked in general and administrative expenses.

Net cash provided by investing activities was $75,000 for the three months ended March 31, 2011, compared to net cash used in investing activities of $29,943 for the three months ended March 31, 2010.  Investing activities for the three months ended March 31, 2011 consisted primarily of the release of $75,000 in deposits held by the merchant bank to cover potential losses by the bank from HDS customer cancellations.  See further discussion in Note 2 to the consolidated financial statements.

Net cash provided by financing activities was $334,311 for the three months ended March 31, 2011, compared to net cash provided by financing activities of $647,186 for the three months ended March 31, 2010. Financing activities for the three months ended March 31, 2011 consisted primarily of the proceeds received from issuance of Series X Convertible preferred stock of $25,000, proceeds of $373,000 received from notes payable to related parties, offset by $64,337 in payment of principal on notes payable, related party notes payable and subordinated debt.  The Company did receive proceeds of $648 from the exercise of stock options during the three months ended March 31, 2011.

As shown below, at March 31, 2011, our contractual cash obligations totaled approximately $4,274,443, all of which consisted of operating lease obligations and debt principal repayment.

	Payments due by December 31,
Contractual Obligations	2011	2012-2013	2014-2015	2016 & Thereafter	Total
Debt Obligations	$1,055,996	$1,501,000	$0	$0	$2,556,996

Operating Lease Obligations	$585,950	$1,548,496	$438,607	$0	$2,573,053

Total Contractual Cash Obligations	$1,641,946	$3,049,496	$438,607	$0	$5,130,049

INDEX

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

There are no assurances that additional financing will be available on favorable terms, or at all.  If additional financing is not available, we will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures as a way to supplement the cash flows generated by operations.  The failure to adequately fund the Company’s capital requirements could have a material adverse effect on our business, financial condition and results of operations.  Moreover, the sale of additional equity securities to raise financing will result in additional dilution to our stockholders, and incurring additional indebtedness could involve the imposition of covenants that restrict our operations.  Management is trying to raise additional capital through sales of common stock as well as seeking financing from third parties, via both debt and equity, to balance the cash requirements and to finance specific capital projects.

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

INDEX

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

INDEX

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

INDEX

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

Date: May 13, 2011	By:	/s/ Brandon Cade Thompson
Brandon Cade Thompson
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2011	By:	/s/ Paul Williams
Paul Williams
Chief Financial Officer
(Principal Financial Officer)

Date: May 13, 2011	By:	/s/ Robbie Hicks
Robbie Hicks
Vice President and Controller