Form 10-Q
period 2011-06-30
Halo Companies, Inc.
filed 2011-08-15
CIK 814286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes  [_]    No  [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, August 15, 2011:  65,494,506 shares of Common Stock, $.001 par value per share outstanding.

Halo Companies, Inc.
INDEX

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets at June 30, 2011 (unaudited) and December 31, 2010	3
	Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2011 and 2010	4
	Consolidated Statements of Changes in Equity (unaudited) for the six months ended June 30, 2011 and 2010	5
	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2011 and 2010	6
	Notes to Consolidated Financial Statements	7-22
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-29
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30
Item 4T.	Controls and Procedures	30

PART II.  OTHER INFORMATION

Part 1 – Financial Information

Item 1. Financial Statements

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2011	December 31, 2010
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$29,664	$174,598
Restricted cash	27,864	29,563
Trade accounts receivable, net of allowance for doubtful
accounts of $228,905 and $331,085, respectively	834,201	1,765,355
Total current assets	891,729	1,969,516

PROPERTY, EQUIPMENT AND SOFTWARE, net	281,673	333,951
INVESTMENTS IN UNCONSOLIDATED ENTITIES	25,036	38,647
INVESTMENTS IN PORTFOLIO ASSETS	300,000	300,000
DEPOSITS AND OTHER ASSETS	68,333	179,897
TOTAL ASSETS	1,566,771	2,822,011

LIABILITIES AND (DEFICIT) EQUITY
CURRENT LIABILITIES
Line of credit	$1	$1
Accounts payable	467,686	220,856
Accrued and other liabilities (including $157,628 and
$94,307 to related parties, respectively)	909,558	436,345
Current portion of subordinated debt	73,556	66,556
Current portion of notes payable to related parties	703,639	414,724
Current portion of notes payable	167,289	248,608
Current portion of deferred rent	82,730	80,000
Total current liabilities	2,404,459	1,467,090

SECURED ASSET PROMISSORY NOTE	1,200,000	1,200,000
SUBORDINATED DEBT, LESS CURRENT PORTION	248,824	282,102
DERIVATIVE LIABILITY	96,917	98,560
DEFERRED RENT	171,950	213,335
Total liabilities	4,122,150	3,261,087

EQUITY
Series Z Convertible Preferred Stock, par value $0.01 per share; 82,730 shares
authorized; 0 shares issued and outstanding at June 30, 2011	-	-
Preferred Stock, par value $0.001 per share; 917,270 shares
authorized; 0 shares issued and outstanding at June 30, 2011	-	-
Series X Convertible Preferred Stock, par value $0.01 per share; 175,000 shares authorized; 158,577 shares issued and outstanding at June 30, 2011
liquidation preference of $1,585,770	1,586	1,388
Halo Group, Inc. Preferred Stock, par value $0.001 per share; 2,000,000 shares authorized
Series A Convertible Preferred Stock;
372,999 shares issued and outstanding at June 30, 2011
liquidation preference of $605,041	373	373
Series B Convertible Preferred Stock;
229,956 shares issued and outstanding at June 30, 2011
liquidation preference of $509,900	230	230
Series C Convertible Preferred Stock;
124,000 shares issued and outstanding at June 30, 2011
liquidation preference of $335,755	124	124
Common Stock, par value $0.001 per share; 375,000,000 and 375,000,000 shares authorized; 65,494,506 and 65,429,706 shares issued and
outstanding at June 30, 2011 and December 31, 2010, respectively	65,495	65,430
Additional paid-in capital	6,864,674	6,580,767
Accumulated deficit	(9,409,385)	(7,005,070)
Total (deficit) equity	(2,476,903)	(356,758)
NONCONTROLLING INTEREST	(78,476)	(82,318)
Total shareholders' (deficit) equity	(2,555,379)	(439,076)
TOTAL LIABILITIES AND (DEFICIT) EQUITY	$1,566,771	$2,822,011

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

REVENUE (including $203,310, $0, $323,798 and
$0 from related parties, respectively)	$809,737	$2,055,272	$1,664,639	$4,087,197

OPERATING EXPENSES
Sales and marketing expenses	349,663	409,552	659,140	821,040
General and administrative expenses (including $30,750, $17,700,
$61,500 and $35,400 to related parties, respectively)	677,608	982,004	1,408,527	1,879,402
Salaries, wages, and benefits (including $42,064, $89,308,
$85,522 and $321,357 of stock-based compensation)	902,321	1,297,221	1,728,252	2,754,344
Total operating expenses	1,929,592	2,688,777	3,795,919	5,454,786

OPERATING INCOME (LOSS)	(1,119,855)	(633,505)	(2,131,280)	(1,367,589)

OTHER INCOME (EXPENSE)
Income (loss) from unconsolidated entities	602	7,118	336	7,118
Gain (loss) on change in fair value of derivative	830	(12,039)	1,643	(43,864)
Interest expense (including $47,334, $26,705, $61,239
and $51,932 to related parties, respectively)	(150,161)	(60,280)	(263,572)	(105,050)
Net income (loss) from operations, before income tax provision	(1,268,584)	(698,706)	(2,392,873)	(1,509,385)

INCOME TAX PROVISION	7,600	(22,870)	7,600	(22,870)

NET INCOME (LOSS)	(1,276,184)	(675,836)	(2,400,473)	(1,486,515)

(Gain) loss attributable to the noncontrolling interest	(1,797)	9,375	(3,842)	19,500

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,277,981)	$(666,461)	$(2,404,315)	$(1,467,015)

Earning per share:
Basic & Diluted	$(0.020)	$(0.016)	$(0.037)	$(0.034)

Weighted Average Shares Outstanding
Basic & Diluted	65,494,506	42,807,741	65,462,106	42,802,715

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY/(DEFICIT)
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Halo Companies, Inc. Common Stock		Halo Companies, Inc. Series Z Convertible Preferred Stock		Halo Companies, Inc. Series X Convertible Preferred Stock		Halo Group, Inc. Series A Convertible Preferred Stock		Halo Group, Inc. Series B Convertible Preferred Stock		Halo Group, Inc. Series C Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2009	42,232,437	$42,232	-	$-	-	$-	500,000	$500	500,000	$500	152,000	$152	3,839,952	$(2,671,031)	$(50,111)	$1,162,194

Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	321,357	-	-	321,357

Exercise of Stock Options	60,100	60	-	-	-	-	-	-	-	-	-	-	542			602

Issuance of Common Stock shares as payment of stock and discretionary dividends	1,080,456	1,080	-	-	-	-	-	-	-	-	-	-	733,596	(734,676)	-	-

Issuance of Series X Convertible Preferred Stock for cash	-	-	-	-	68,577	686	-	-	-	-	-	-	685,084	-	-	685,770

Issuance of Series X Convertible Preferred Stock in exchange for debt	-	-	-	-	33,200	332	-	-	-	-	-	-	331,668	-	-	332,000

Net loss attributable to common shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,467,015)	-	(1,467,015)

Allocation of loss to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(19,500)	(19,500)

Balance at June 30, 2010	43,372,993	$43,372	-	$-	101,777	$1,018	500,000	$500	500,000	$500	152,000	$152	$5,912,199	$(4,872,722)	$(69,611)	$1,015,408

Balance at December 31, 2010	65,429,706	65,430	-	-	138,777	1,388	372,999	373	229,956	230	124,000	124	6,580,767	(7,005,070)	(82,318)	(439,076)

Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	85,522	-	-	85,522

Exercise of Stock Options	64,800	65	-	-	-	-	-	-	-	-	-	-	583	-	-	648

Issuance of Series X Convertible Preferred Stock for cash (FN 17)	-	-	-	-	19,800	198	-	-	-	-	-	-	197,802	-	-	198,000

Net loss attributable to common shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,404,315)	-	(2,404,315)

Allocation of gain to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	-	3,842	3,842

Balance at June 30, 2011	65,494,506	$65,495	-	$-	158,577	$1,586	372,999	$373	229,956	$230	124,000	$124	$6,864,674	$(9,409,385)	$(78,476)	$(2,555,379)
The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATIONS

Net loss	$(2,404,315)	$(1,467,015)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	66,000	76,542
Bad debt expense	555,816	820,283
(Gain)/ Loss on change in fair value of derivative	(1,643)	43,864
Income from investments in unconsolidated entities	(336)	(7,118)
Distributions of earnings from unconsolidated entities	14,146	-
Stock based compensation	85,522	321,357
Noncontrolling interest	3,842	(19,500)
Changes in operating assets and liabilities:
Accounts receivable	375,338	(1,114,259)
Restricted cash	1,699	77,690
Prepaid expenses and other current assets	-	109,211
Deposits and other assets	31,565	-
Accounts payable	246,830	116,279
Accrued liabilities	473,213	(14,183)
Deferred rent	(38,655)	99,660
Net cash used in operating activities	(590,978)	(957,189)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in joint venture	(200)	(24,499)
Purchases of property and equipment	-	(42,896)
Deposits	75,000	(100,000)
Net cash provided by (used in) investing activities	74,800	(167,395)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from issuance of preferred stock	198,000	331,999
Issuance of common stock for the exercise of stock options	648	602
Net payments on lines of credit	-	(10,000)
Principal payments on notes payable	(81,319)	(107,466)
Proceeds from notes payable due to related parties	483,000	553,355
Principal payments on notes payable to related parties	(194,085)	(125,693)
Proceeds from subordinated debt	-	420,000
Principal payments on subordinated debt	(35,000)	-
Net cash provided by financing activities	371,244	1,062,797

Net increase in cash and cash equivalents	(144,934)	(61,787)

CASH AND CASH EQUIVALENTS, beginning of period	174,598	86,090

CASH AND CASH EQUIVALENTS, ending of period	$29,664	$24,303

SUPPLEMENTAL INFORMATION
Cash paid for taxes - Texas Franchise Tax	$7,600	$16,000
Cash paid for interest	$131,221	$60,509
NONCASH SUPPLEMENTAL INFORMATION
Conversion of debt	$-	$685,771

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc.
Notes To Consolidated Financial Statements
June 30, 2011

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

 Halo, through its wholly-owned subsidiaries Halo Group Mortgage, LLC (“HGM”), Halo Group Realty, LLC (“HGR”), Halo Credit Solutions, LLC (“HCS”), Halo Benefits, Inc. (“HBI”), previously doing business as Halo Group Consulting, Inc. (HGC), Halo Loan Modification Services, LLC (“HLMS”), Halo Select Insurance Services, LLC (“HSIS”), Halo Debt Solutions, Inc. (“HDS”), Halo Financial Services, LLC (“HFS”), Halo Portfolio Advisors, LLC (HPA), Halo Asset Management, LLC (“HAM”), and Equitas Housing Fund, LLC (“EHF”) provides mortgage services, real estate brokerage, credit restoration, association benefit services, loan modification services, insurance brokerage, debt settlement, and financial education to customers throughout the United States.  HPA exists to market all of the Company’s operations into turnkey solutions for strategic business to business opportunities with major debt servicers, lenders, and mortgage backed securities holders.  HAM is the operating platform of asset management and mortgage servicing services with investors and asset owners which oversees all the aspects of buying and managing distressed REO and non-performing loans.  The Company’s corporate office is located in Allen, Texas.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements as of June 30, 2011, and for the three and six months ended June 30, 2011 and 2010 include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Certain balances have been reclassified in prior period to be consistent with current year presentation.

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

HDS receivables represent 89.7% and 96.8% of total accounts receivable at June 30, 2011 and December 31, 2010, respectively.

UNet Income (Loss) Per Common Share

Basic net income(loss) per share is computed by dividing (i) net income available to common shareholders (numerator), by (ii) the weighted average number of common shares outstanding during the period (denominator).  Diluted net income(loss) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period.  At June 30, 2011and 2010, there were 2,317,335 and 3,510,469 shares, respectively, underlying potentially dilutive convertible preferred stock and stock options outstanding.  These shares were not included in weighted average shares outstanding for the period ending June 30, 2011 and 2010 because their effect is anti-dilutive due to the Company’s reported net loss.

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
U

Principles of Consolidation

The consolidated financial statements of the Company for the three and six months ended June 30, 2011 include the combined financial results of HCI, HGI, HCS, HDS, HGM, HGR, HBI, HLMS, HSIS, HCIS (defined below), HFS, HPA, HAM, and EHF.  All significant intercompany transactions and balances have been eliminated in consolidation.

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
U

Deposits and Other Assets

 At December 31, 2010, deposits and other assets included $100,000 in funds kept by a merchant bank to cover potential losses by the bank from customer cancellations.  During February 2011, the merchant bank released $75,000 of the $100,000 in funds to the Company.  At June 30, 2011, deposits and other assets included $25,000 in funds kept by a merchant bank to cover potential losses by the bank from customer cancellations.  The remaining balance as of June 30, 2011 includes $50,000 related to the fiscal year 2010 purchase of intellectual property (IP) (offset by $6,667 in accumulated amortization of the IP).  The IP purchase consists primarily of multiple world-wide-web domains for which Halo holds the right, title, and interest.  The IP is to be amortized into earnings over a 60 month term effective November 2010 through October 2015.  Although the IP asset is not considered material to the overall consolidated financial statements, the IP will be reviewed for impairment consistent with Halo’s policy for Long-lived assets as discussed below.  There was no impairment charge for the three or six months ended June 30, 2011.

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

Equity method investments are included in investments in unconsolidated entities.  Earnings on these investments are recorded in income from unconsolidated entities in the consolidated statements of operations.  As of June 30, 2011, the investment in the joint venture was $24,836.  Income of $602 and $336 was recognized on the joint venture for the three and six months ended June 30, 2011.  HGM received $14,146 distribution from the joint venture during the three and six months ended June 30, 2011.

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

Gains (Losses) on Investments

Gains (losses) on investments are reported as realized upon disposition of investments and are calculated based upon the difference between the proceeds and the cost basis determined.  Costs of investments that in managements’ judgment have become permanently impaired, in whole or in part, are written off and reported as realized losses.  All other changes in the valuation of portfolio investments are included as changes in the unrealized appreciation or depreciation of investments in the consolidated statements of operations.  There were no gains or losses on investments for the three or six months ended 2011.

Fair Value of Financial Instruments

The carrying value of cash, cash equivalents, receivables, accounts payable and accruals approximate fair value due to the short maturity of these items.

The Company considers the warrants related to its Subordinated Debt to be derivatives, and the Company records the fair value of the derivative liabilities in our consolidated balance sheets.  Changes in fair value of the derivative liabilities are included in gain/loss on change in fair value of derivative in the consolidated statements of operations.  The Company’s derivative liability has been classified as a Level III valuation according to ASC 820.

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

Long-lived assets are reviewed on an annual basis or whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by that asset. If it is determined that the carrying amount of an asset may not be recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Fair value is the estimated value at which the asset could be bought or sold in a transaction between willing parties.  There were no impairment charges for the three or six months ended June 30, 2011 and 2010.

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

The Company accounts for its position in tax uncertainties under ASC 740-10. ASC 740-10 establishes standards for accounting for uncertainty in income taxes. ASC 740-10 provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. ASC 740-10 applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) No additional liabilities have been recognized as a result of the implementation. The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the three or six months ended June 30, 2011 and 2010.

Deferred Rent

The Company’s operating leases for its office facilities contain free rent periods during the lease term.  For these types of leases the Company recognizes rent expense on a straight line basis over the minimum lease term and records the difference between the amounts charged to expense and the amount paid as deferred rent.  As the free rent periods have expired on the existing office facility leases as of June 30, 2011, the Company expects the deferred rent balance to decrease over the remaining rental period until maturity date at which time the deferred rent balance will have been reduced to $0.

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

NOTE 3.  CONCENTRATIONS OF CREDIT RISK

The Company maintains aggregate cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). During 2011, the FDIC insured deposit accounts up to $250,000.  Further, all funds in noninterest-bearing transaction accounts are insured in full by the FDIC from December 31, 2010 through December 31, 2012.  At June 30, 2011, the Company’s cash accounts in different financial institutions were all less than the $250,000 FDIC insured amount.

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

NOTE 4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need additional financing to fully implement its business plan in a manner that not only continues to expand already established direct-to-consumer approach, but also allows the Company to establish a stronger brand name in all the areas which it operates, including HAM’s asset management of distressed asset sectors.

There are no assurances that additional financing will be available on favorable terms, or at all.  If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures.  The failure to adequately fund its capital requirements could have a material adverse effect on the Company’s business, financial condition and results of operations.  Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders, and incurring additional indebtedness could involve the imposition of covenants that restrict the Company operations or the Company’s ability to perform on its current debt service requirements.  The Company has incurred an accumulated deficit of $9,409,385 as of June 30, 2011.  However, of the accumulated deficit, $2,076,070 of expense was incurred as stock-based compensation; $46,679 was loss on change in fair value of derivative, and $316,807 in depreciation expense, all of which are non-cash expenses.   Further, $734,676 of the accumulated deficit is related to the issuance of stock dividends, also non cash reductions in the accumulated deficit.  The totals of these non-cash retained earnings reductions represents 34% of the total deficit balance.  Management is trying to raise additional capital through sales of common and preferred stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

5.  PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software consist of the following as of June 30, 2011 and December 31, 2010, respectively:

Computers and purchased software	$161,764	$161,764
Furniture and equipment	436,716	436,716
	598,480	598,480
Less: accumulated depreciation	(316,807)	(264,529)
	$281,673	$333,951

Depreciation totaled $24,966, $52,278, $42,297 and $72,181 for the three and six months ended June 30, 2011 and 2010.

NOTE 6. INVESTMENTS IN PORTFOLIO ASSETS

In December 2010, EHF entered into an agreement to purchase non-performing mortgage notes secured by the property, across the United States, for 6.6% of unpaid principal balance. Total purchase price of the investment was $300,000.  The Company will utilize several different strategies to place a new borrower in an asset or to modify the terms of an existing borrower and subsequently will season the notes for 6-24 months collecting cash flow payments from the borrower while providing consumer financial rehabilitation services to each customer, including debt relief, credit restoration and financial education.  Following several months of seller financed payment seasoning, the Company disposes of the performing Assets in bulk to various bulk performing asset buyers.  Prior to any bulk disposal, the Company will refinance those consumers that have achieved a level of qualification capable of securing the loan.  As the purchase agreement was entered into on December 28, 2010, management deemed the value as of the date of purchase to be consistent with the value as of the December 31, 2010.  As of June 30, 2011, the value was $300,000.  The Company has determined that the timing and amount of future cash flows from these notes cannot be reasonably estimated at June 30, 2011.  As such, the cost recovery method has been applied.

This investment has been classified as Level III investments according to ASC 820.  The changes in investments measured at fair value for which the Company has used Level III inputs to determine fair value is as follows as of June 30, 2011:

Face Value	$4,604,542
Discount	(4,304,542)
Purchase Price	300,000
Payments received in 2011 and applied to investment	(0)
Balance, June 30, 2011	$300,000

NOTE 7.  ACCRUED AND OTHER LIABILITIES

The Company accounted for $909,558 in accrued liabilities at June 30, 2011.  Included in this accrual was $342,472 in salaries and wages payable (including payroll tax and accrued penalties of $284,842), $149,614 in deferred compensation to multiple senior management personnel, $227,643 in accrued interest, $6,837 in deferred revenue, $163,967 in advance deposits and $19,025 in other.  HAM, as one of the general partners in a non-consolidated partnership investment, is holding the $163,967 cash deposit advances of the partnership to be used to pay for future expenses of the partnership.  The Company accounted for $436,345 in accrued liabilities at December 31, 2010.  Included in this accrual was $121,171 in salaries and wages payable, $173,152 in deferred compensation to multiple senior management personnel, $95,292 in accrued interest, $11,682 in deferred revenue and $35,048 in other.

NOTE 8.  LINE OF CREDIT

On March 6, 2009, the Company entered into a revolving line of credit (“LOC”) facility with Legacy Texas Bank (“LTB”) which provides maximum borrowings of $250,000, subject to a borrowing base, and bears interest at the bank’s rate as defined as prime plus 1% (6% floor).  On September 6, 2009, the Company increased the line of credit $75,000 to a maximum borrowing amount of $325,000, subject to a borrowing base, with the same interest rate.  The $325,000 maximum borrowing amount includes a $75,000 letter of credit to the Company’s business office lessor.  As of June 30, 2011 and December 31, 2010, the Company had a LOC outstanding balance of $1.  The LOC is cross collateralized by all of the Company’s assets.

During the year ended December 31, 2010, the Company modified and amended the LOC facility agreement with LTB modifying the maturity date.  The maturity date of the LOC is December 31, 2010.  Outside of the $75,000 letter of credit to the office lessor, the only borrowing capacity on the LOC is the $1 outstanding balance at June 30, 2011.  The $75,000 letter of credit is still in force until its expiration date of November 2011.  See further discussion in Notes Payable (Note 10) and in Subsequent Events (Note 18).

NOTE 9.  NOTES PAYABLE DUE TO RELATED PARTIES

The notes payable due to related parties as of June 30, 2011, reside in five notes as follows;

During April 2009 the Company entered into one unsecured promissory note with a related party for a working capital advance to the Company in the amount of $65,000 (the “Related Party Note”).  The Related Party Note bears interest at a rate of 8% per annum and is a monthly installment note with final maturity of October 2011.  All interest and principal is due upon maturity.  As of June 30, 2011, the amount outstanding under the Related Party Note totaled $40,055, included in current portion of notes payable to related parties.  As of December 31, 2010, the amount outstanding under the Related Party Note totaled $46,140, included in current portion of notes payable to related parties.

During November 2009 the Company entered into one unsecured promissory note with a related party for a working capital advance to the Company in the amount of $60,000 (Related Party Note 4).  Related Party Note 4 bears interest at a rate of 8% per annum with a maturity date of April, 2010.  All interest and principal is due upon maturity.  At December 31, 2009, the amount outstanding under the Related Party Note 4 totaled $30,000.  On January 5, 2010, the Company entered into one unsecured promissory note with a related party for a working capital advance to the Company in the amount of $230,584 (Amended Related Party Note 4).  This note includes the refinancing of the $30,000 outstanding Related Party Note 4 and the associated $584 of accrued interest from the respective related party note.  The note bears interest at a rate of 16% per annum with a maturity date of October 17, 2011.  All interest and principal is due upon maturity.  As of June 30, 2011 and December 31, 2010, the amount outstanding under the Amended Related Party Note 4 totaled $230,584.

During September 2010 the Company entered into one unsecured promissory note with a related party (a company director) for a working capital advance to the Company in the amount of $70,000 (the “2010 Related Party Note”).  Subsequent to September 2010 thru June 30, 2011, the company director has provided additional advances on the note of $348,000 and the Company has made payments on the note of $335,000.  The 2010 Related Party Note is payable on demand, and if no demand is made, then has a maturity date of September 29, 2011.  All interest and principal is due upon maturity.  As of June 30, 2011, the amount outstanding under the 2010 Related Party Note totaled $83,000, included in current portion of notes payable to related parties. As of December 31, 2010, the amount outstanding under the 2010 Related Party Note totaled $38,000, included in current portion of notes payable to related parties.

During November 2010, the Company entered into one unsecured promissory note with a related party in the amount of $100,000 (2010-2 Related Party Note).  The 2010-2 Related Party Note has a fixed interest amount of $10,000 and a maturity date of October 31, 2011.  All interest and principal is due upon maturity.  As of June 30, 2011 and December 31, 2010, the amount outstanding under the 2010-2 Related Party Note totaled $100,000, included in current portion of notes payable to related parties.

During March 2011, the Company entered into one unsecured promissory note with a related party (a company director) in the amount of $250,000 (2011 Related Party Note).  The 2011 Related Party Note has a fixed interest amount of $25,000 and a maturity date of July 31, 2011.  All interest and principal is due upon maturity.  As of June 30, 2011, the amount outstanding under the 2011 Related Party Note totaled $250,000, included in current portion of notes payable to related parties.

During March 2011, the Company entered into a fifteen-day unsecured promissory note with a related party in the amount of $73,000 (2011-2 Related Party Note).  All interest and principal is due upon maturity.  The balance was paid down in full in April 2011 and as of June 30, 2011 the amount outstanding under the 2011-2 Related Party Note totaled $0.

The Company incurred $47,334, $61,239, $26,705 and $51,932 of interest expense to directors and other related parties during the three and six months ended June 30, 2011 and 2010.  Accrued interest due to directors and other related parties totaled $157,628 and $94,307 at June 30, 2011 and December 31, 2010, respectively.

NOTE 10.  NOTES PAYABLE

On March 6, 2009, the Company entered into a 36 month secured promissory note with Legacy Texas Bank in the amount of $374,000.  The note bears interest at the Federal Home Loan Bank (FHLB) 2.5 to 3 year rate plus 3.25% (6.16% fixed rate over the term of the note).  As of June 30, 2011, the note payable balance was $100,254, included in current portion of notes payable.  See below for maturity date.  As of December 31, 2010, the note payable balance was $164,484, included in current portion of notes payable.

               On April 15, 2009, the Company entered into a 60 month secured promissory note with Legacy Texas Bank in the amount of $167,000.  The proceeds of this note payable were used to purchase communication equipment.  The note bears interest at 7% per annum with monthly installments.  As of June 30, 2011, the note payable balance was $67,035.  See below for maturity date.  As of December 31, 2010, the note payable balance was $84,124, included in current portion of notes payable.

The notes are collateralized by all of the Company’s assets.  The notes have a current maturity date of December 31, 2010; however as of the date of this filing LTB has not called the note due and the Company is currently in discussions with LTB regarding an extension of the maturity date to a future date to be determined.  During the six months ended June 30, 2011, the Company has continued to timely make its regular debt service payments to LTB as if the extension will be provided.  See further discussion in Subsequent Events (Note 18).

NOTE 11.  SUBORDINATED DEBT

During January 2010, the Company authorized a $750,000 subordinated debt offering (Subordinated Offering), which consists of the issuance of notes paying a 16% coupon with a 1% origination fee at the time of closing.  The maturity date of the notes is January 31, 2013.  Repayment terms of the notes included interest only payments through July 31, 2010.  Thereafter, level monthly payments of principal and interest are made as calculated on a 60 month payment amortization schedule with final balloon payment due at maturity.  The rights of holders of notes issued in the Subordinated Offering are subordinated to any and all liens granted by the Company to a commercial bank or other qualified financial institution in connection with lines of credit or other loans extended to the Company in an amount not to exceed $2,000,000, and liens granted by the Company in connection with the purchase of furniture, fixtures or equipment.  This includes the Legacy Texas Bank debt disclosed in Note 8 and Note 10.  Since inception of the offering, the Company has raised $420,000 in the Subordinated Offering.  For the six months ended June 30, 2011, the Company has raised $0 in the Subordinated Offering.  As of June 30, 2011, subordinated debt balance was $322,380, of which $73,556 is included in current portion of subordinated debt.  As of December 31, 2010, subordinated debt balance was $348,658, of which $66,556 is included in current portion of subordinated debt.

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

The Company adopted the provisions of FASB ASC 815, “Derivatives and Hedging” (FASB ASC 815).  FASB ASC 815 requires freestanding contracts that are settled in a company’s own stock to be designated as an equity instrument, assets or liability. Under the provisions of FASB ASC 815, a contract designated as an asset or liability must be initially recorded and carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires.  Accordingly, the Company determined that the warrants should be accounted for as derivative liabilities and has recorded the initial value as a debt discount which will be amortized into interest expense using the effective interest method.  As of June 30, 2011, the balance of debt discount was $27,620, of which $17,444 was included in current portion of subordinated debt, with the remaining $10,176 included in subordinated debt, less current portion.  As of December 31, 2010, the balance of debt discount was $36,342, of which $17,444 was included in current portion of subordinated debt, with the remaining $18,898 included in subordinated debt, less current portion.  Subsequent changes to the marked-to-market value derivative liability will be recorded in earnings as derivative gains and losses. As of June 30, 2011, there were 112,000 warrants outstanding with a derivative liability of $96,917.  As of December 31, 2010, there were 112,000 warrants outstanding with a derivative liability of $98,560.  The $1,643 decrease in fair value is included in the income statement as gain on change in fair value of derivative.  The warrants were valued using the Black-Scholes model, which resulted in the fair value of the warrants at $0.87 per share using the following assumptions;

June 30, 2011
Risk-free rate	1.76%
Expected volatility	189.61%
Expected remaining life (in years)	5.50
Dividend yield	0.00%

NOTE 12.  SECURED ASSET PROMISSORY NOTE

During December 2010, the Company authorized a debt offering to be secured by real estate assets purchased in connection with Equitas Housing Fund, LLC, (“Equitas Offering”).  The Equitas Housing Fund offering, which is now closed, generated $1,200,000 in proceeds.  Of the $1,200,000 in proceeds, $300,000 was used to acquire non-performing, residential mortgage notes and the balance was used for mortgage note workout expenses and operational expenses of Halo Asset Management.  The Secured Asset Promissory Notes consist of a 25% coupon with a maturity date of December 31, 2012.  Accrued interest is to be paid quarterly at the end of each fiscal quarter beginning March 31, 2011 through maturity date and continuing until the promissory note has been paid in full.  The rights of the holders of the Secured Asset Promissory Notes include a security interest in the collateral of the above mentioned securities of real estate properties.  As of June 30, 2011, the Equitas Offering is closed.  For the three and six months ended June 30, 2011, the Company raised $0 in the Equitas Offering.    As of June 30, 2011, the Secured Asset Promissory Note balance was $1,200,000.  For the three and six months ended June 30, 2011, the Company incurred $75,000 and $150,000 in interest expense on the note.  As of June 30, 2011, the accrued interest balance was $75,000.  For the year ended December 31, 2010, the Company raised $1,200,000 in the Equitas Offering.  As of December 31, 2010, the Secured Asset Promissory Note balance was $1,200,000.

NOTE 13.  RELATED PARTY TRANSACTIONS

For the three and six months ended June 30, 2011, HPA and HAM recognized revenue totaling $203,310 and $323,798 from an entity owned by a significant shareholder in the Company.  The shareholder became a significant shareholder as part of the Assignment and Contribution Agreement (defined in Note 17 below).

For the three and six months ended June 30, 2011 and 2010, the Company incurred consulting costs totaling $30,750, $61,500, $17,700 and $35,400 to two separate entities owned each by a director and former director of the Company.  The former director remains a significant shareholder in the Company.

For the three and six months ended June 30, 2011 and 2010, the Company incurred interest expense to related parties (See Note 9).

All cash consideration received in the Series X Preferred (defined in Note 17 below), for the six months ended June 30, 2011 is from a significant shareholder of the Company.

NOTE 14.  INCOME TAXES

For the three and six months ended June 30, 2011 and 2010, the quarterly effective tax rate of 0% varies from the U.S. federal statutory rate primarily due to certain non-deductible expenses and an increase in the valuation allowance associated with the net operating loss carryforwards. Our deferred tax assets related to other state net operating loss carryforwards remain fully reserved due to uncertainty of utilization of those assets.

Deferred tax assets and liabilities are computed by applying the effective U.S. federal and state income tax rate to the gross amounts of temporary differences and other tax attributes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At June 30, 2011, the Company believed it was more likely than not that future tax benefits from net operating loss carry-forwards and other deferred tax assets would not be realizable through generation of future taxable income and are fully reserved.

The Company has net operating loss (“NOL”) carry-forwards of approximately $6,500,000 available for federal income tax purposes, which expire from 2011 to 2030.  A portion of the NOLs relating to GVC Venture Corp. are subject to certain annual limitations.  Certain substantial ownership changes, as defined in Internal Revenue Code Section 382, limit the utilization of the available NOLs (the Section 382 Limitation).  The Section 382 Limitation is calculated by multiplying the fair market value of the loss corporation immediately preceding the change of ownership by the long-term, tax-exempt rate prescribed by the IRS.

NOTE 15.  COMMITMENTS AND CONTINGENCIES

The Company leases its office facilities and various equipment under non-cancelable operating leases which provide for minimum monthly rental payments.  Pursuant to an office lease dated November 12, 2007, as amended, the Company is required to make monthly lease payments of $32,663, with an increase in May 2010 to $49,789 per month and in November 2010 to $61,199 per month.  The lease expires on August 14, 2014. Future minimum rental obligations under leases as of June 30, 2011 are as follows:

Years Ending December 31:
2011	$390,881
2012	774,446
2013	774,050
2014	438,607
Total Minimum lease commitments	$2,377,984

For the three and six months ended June 30, 2011 and 2010, the Company incurred facilities rent expense totaling $173,646, $326,692, $148,971 and $277,405.

In the ordinary course of conducting its business, the Company may be subject to loss contingencies including possible disputes or lawsuits.  Management believes that the outcome of such contingencies will not have a material impact on the Company’s financial position or results of future operations.  See additional discussion on the office lease in Subsequent Events (Note 18).

NOTE 16. STOCK OPTIONS

The Company granted stock options to certain employees under the HGI 2007 Stock Plan, as amended (the “Plan”).   The Company was authorized to issue 2,950,000 shares subject to options, or stock purchase rights under the Plan.  These options (i) vest over a period no greater than two years, (ii) are contingently exercisable upon the occurrence of a specified event as defined by the option agreements, and (iii) expire three months following termination of employment or five years from the date of grant depending on whether or not the options were granted as incentive options or non-qualified options.  At September 30, 2009, pursuant to the terms of the Merger Agreement, all options granted prior to the Merger were assumed by the Company and any options available for issuance under the Plan but unissued, have been forfeited and consequently the Company has no additional shares subject to options or stock purchase rights available for issuance under the Plan.  As such, there were no options issued during the three and six months ended June 30, 2011.  As of June 30, 2011, 428,300 option shares have been exercised.  Total stock options outstanding through June 30, 2011 total 1,803,490.  The weighted average remaining contractual life of the outstanding options at June 30, 2011 is approximately 2.44 years.

A summary of stock option activity in the Plan is as follows:

			Weighted
		Exercise	Average
	Number of	Price	Exercise
	Options	Per Option	Price
Outstanding at December 31, 2009	2,827,470	$0.01 – 1.59	$0.66
Granted	-	-	-
Exercised	(363,500)	0.01	0.01
Canceled	(269,900)	0.01 – 1.59	1.54
Outstanding at December 31, 2010	2,194,070	$0.01 – 1.59	$0.47
Granted	-	-	-
Exercised	(64,800)	0.01	0.01
Canceled	(325,780)	0.01 – 1.59	0.08
Outstanding at June 30, 2011	1,803,490	$0.01 – 1.59	$0.71

All stock options granted under the Plan and as of June 30, 2011 became exercisable upon the occurrence of the Merger that occurred on September 30, 2009.  As such, equity-based compensation for the options will be recognized in earnings from issuance date of the options over the vesting period of the options effective September 30, 2009.  Total compensation cost to be expensed over the vesting period of stock options is $2,105,509.  For the three and six months ended June 30, 2011, stock compensation expense totaled $42,064 and $85,522.  The remaining $29,439 in future stock compensation expense is scheduled to be recognized into earnings over the next 3 months.

On July 19, 2010, the board of directors approved the Company’s 2010 Incentive Stock Plan (2010 Stock Plan).  The 2010 Stock Plan allows for the reservation of 7,000,000 shares of the Company’s common stock for issuance under the plan.  The 2010 Stock Plan became effective July 19, 2010 and terminates July 18, 2020.  As of June 30, 2011, no shares have been issued or stock option agreements executed under the 2010 Stock Plan.

NOTE 17. SHAREHOLDERS’ EQUITY

Common Stock

During the six months ended June 30, 2011, 64,800 shares of common stock were issued via the exercise of stock options.

Total common shares outstanding totaled 65,494,506 as of June 30, 2011.

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

Looking forward, at each future fiscal quarter end, the Company will determine performance completion subject to the two clawback provisions and measure fair value of the transaction at that time in accordance with ASC 505.  As of June 30, 2011, no additional performance completion triggers occurred for either clawback provision and as such no additional accounting entries needed.

As it relates to the intangible asset, the trade secrets purchased on the contract date above will in no case be forfeited by the Company regardless of the shares conveyance.

Preferred Stock

In connection with the Merger, the Company authorized 1,000,000 shares of Series Z Convertible Preferred Stock with a par value of $0.01 per share (the “Series Z Convertible Preferred”).  The number of shares of Series Z Preferred Stock may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series Z Preferred Shares to less than the number of shares then issued and outstanding.  In the event any Series Z Preferred Shares shall be converted, (i) the Series Z Preferred Shares so converted shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series Z Preferred Shares set forth in this section shall be automatically reduced by the number of Series Z Preferred Shares so converted and the number of shares of the Corporation’s undesignated Preferred Stock shall be deemed increased by such number.  The Series Z Convertible Preferred is convertible into common shares at the rate of 45 shares of common per one share of Series Z Convertible Preferred.  The Series Z Convertible Preferred has liquidation and other rights in preference to all other equity instruments.  Simultaneously upon conversion of the remaining Series A Preferred, Series B Preferred, and Series C Preferred and exercise of any outstanding stock options issued under the HGI 2007 Stock Plan into Series Z Convertible Preferred, they will automatically, without any action on the part of the holders, be converted into common shares of the Company.  During the six months ended June 30, 2011, in connection with the exercise of stock options into common stock and converted Series A Preferred, Series B Preferred and Series C Preferred as noted above, 1,440 shares of Series Z Convertible Preferred were automatically converted into shares of the Company’s common stock leaving 917,270 shares of authorized undesignated Preferred Stock in the Company in accordance with the Series Z Convertible Preferred certificate of designation.  As of June 30, 2011 there were 82,730 shares of Series Z Preferred authorized with zero shares issued and outstanding.

The Company authorized 125,000 shares of Series X Convertible Preferred Stock with a par value of $0.01 per share (the “Series X Preferred”).  In 2010 the Company subsequently amended the Series X Preferred in order to authorize an additional 50,000 shares for total authorized shares of 175,000.  The number of shares of Series X Preferred may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series X Preferred to less than the number of shares then issued and outstanding.  In the event any Series X Preferred Shares shall be redeemed, (i) the Series X Preferred so redeemed shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series X Preferred Shares set forth in this section shall be automatically reduced by the number of Series X Preferred Shares so redeemed and the number of shares of the Corporation's undesignated Preferred Stock shall be deemed increased by such number.  The Series X Preferred Shares rank senior to the Company’s common stock to the extent of $10.00 per Series X Preferred Shares and on a parity with the Company’s common stock as to amounts in excess thereof.  The holders of Series X Preferred shall not have voting rights.  Holders of the Series X Preferred shall be entitled to receive, when and as declared by the board of directors, dividends at an annual rate of 9% payable in cash when declared by the board.  Holders of Series X Preferred have a liquidation preference per share equal to $10.00.  The liquidation preference was $1,585,770 as of June 30, 2011.  As of June 30, 2011 there were 175,000 shares authorized with 158,577 shares issued and outstanding.  Of the 158,577 shares issued and outstanding, 68,577 shares were related to the 2010 conversion from notes payable due to related parties.  The remaining 90,000 shares were issued for cash consideration.

The HGI Series A Convertible Preferred Stock (the “Series A Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series A Preferred would be entitled to upon conversion, as defined in the Series A Preferred certificate of designation.  The liquidation preference was $605,041, of which $45,542 is an accrued dividend at June 30, 2011.  Holders of the Series A Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company.  The Series A Preferred is convertible into the Company’s common stock at a conversion price of $1.25 per share.  The Series A Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company.  The Series A Preferred is redeemable at the option of the Company at $1.80 per share prior to conversion.  As of June 30, 2011, there have been 127,001 shares of Series A Preferred converted or redeemed.  The Series A Preferred does not have voting rights.   The Series A Preferred ranks senior to the following capital stock of the Company: (a) Series B Preferred, and (b) Series C Preferred.

The HGI Series B Convertible Preferred Stock (the “Series B Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series B Preferred would be entitled to upon conversion.  The liquidation preference was $509,900, of which $49,988 is an accrued dividend at June 30, 2011.  Holders of the Series B Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company.  The Series B Preferred is convertible into the Company’s common stock at a conversion price of $1.74 per share.  The Series B Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company.  The Series B Preferred is redeemable at the option of the Company at $2.30 per share prior to conversion.  As of June 30, 2011, there have been 270,044 shares of Series B Preferred converted or redeemed.  The Series B Preferred does not have voting rights.  Series B Preferred ranks senior to the following capital stock of the Company: the Series C Preferred.

The HGI Series C Convertible Preferred Stock (the “Series C Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series C Preferred would be entitled to upon conversion.  The liquidation preference was $335,755, of which $25,755 is an accrued dividend at June 30, 2011.  Holders of the Series C Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company.  The Series C Preferred is convertible into the Company’s common stock at an initial conversion price of $2.27 per share.  The Series C Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company.  The Series C Preferred is redeemable at the option of the Company at $2.75 per share prior to conversion.  As of March 31, 2011, there have been 28,000 shares of Series C Preferred converted or redeemed.   The Series C Preferred does not have voting rights.   Series C Preferred ranks senior to the following capital stock of the Company: None.

The Company had issued and outstanding at June 30, 2011, 372,999 shares of Series A Preferred, 229,956 shares of Series B Preferred, and 124,000 shares of Series C Preferred, all with a par value of $0.001.

NOTE 18.  SUBSEQUENT EVENTS

Subsequent to June 30, 2011, the Company has raised an additional $120,000 in Series X Preferred stock for cash consideration.  This is the equivalent of an additional 12,000 shares for total shares issued and outstanding at the time of this filing of 170,577.

In August 2011, the Company entered into an agreement with Legacy Texas Bank to consolidate the two notes (LTB Consolidated Note) discussed in Note 10 above into a 15 month note.  As such, effective August 15, 2011, the LTB Consolidated Note had a balance of $155,000, which included the balance of the two notes as of June 30, 2011 less payments made subsequent to June 30, 2011.  This note bears interest of 3% and has a maturity date of November 2012.  First payment on the term note is to be made in September 2011.

Subsequent to June 30, 2011, as the Company was delinquent in its lease payments to its office lessor, the Company received default notice from the office lessor.  The Company has fully expensed all accrued rent in its accounts payable as of June 30, 2011.  Since June 30, 2011 and up to the time of this filing, the Company has applied approximately $105,000 against the accrued rent balance.  As such, the Company received a written forbearance letter from the office lessor allowing use of the office space through August 17, 2011.  At the time of this filing, the Company has proposed and is waiting for response on additional payment terms for an extension of stay in the existing office space.

In August 2011, the Company entered into an agreement with Legacy Texas Bank to term out the $75,001 line of credit ($75,000 of this is the letter of credit discussed in Note 8 and drawn upon by the Company’s office lessor to apply against accrued rent subsequent to June 30, 2011).  The terms of the new note include an interest rate of 3% over 18 months with a maturity date of February 2013.  First payment on the term note is to be made in September 2011.

There were no other subsequent events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact constitute “forward-looking statements”.  Words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue,” and similar expressions are intended to identify such forward-looking statements but are not the exclusive means of identifying such statements.  Although the Company believes that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under the Company’s control.  Those risks, uncertainties, and other factors could cause the actual results to differ materially from those in the forward-looking statements.  Those risks, uncertainties, and factors (including the risks contained in the section of this report titled “Risk Factors”) that could cause the Company’s actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements and its goals and strategies to not be achieved.  The Company expressly disclaims any obligation to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or expectations. The Company can give no assurances that such forward-looking statements will prove to be correct.

The following discussion of the financial condition and results of operation of the Company should be read in conjunction with the financial statements and the notes to those statements included in this Report.

Company Overview

Halo is a nationwide real estate, asset management and financial services company that provides technology and asset management solutions to asset owners as well as real estate and financial services to financially distressed consumers which can be applied individually or utilized as a comprehensive workout strategy. Halo is able to develop comprehensive, custom tailored solutions for consumers through debt settlement, credit repair, mortgage lending, real estate services and insurance protection. Halo also offers technology solutions, asset management, mortgage servicing, portfolio advisory and consulting services for investors and institutions holding portfolios or non-performing assets.

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

Plan of Operations

Halo has developed a fee for service business model through Halo Asset Management for the monetization of non-performing, residential mortgage notes (“NPNs”) or foreclosed single family homes (“REO”) (collectively, “Assets”).  Halo provides investors and asset owners a complete suite of asset management and mortgage servicing services including, but not limited to (i) portfolio due diligence such as valuation engines, tax research, portfolio bid management, cost allocations and decision support; (ii) acquisition services including portfolio reconciliation, title, and tax reporting, an investor portal, initial portfolio inspection and servicing transfer assistance; (iii) repositioning services including portfolio restructuring, valuations, document preparation engine, document e-vaulting and proprietary loan underwriting; (iv) asset management and mortgage servicing including portfolio accounting, servicing and loan management functions, escrow administration, payment processing, loss mitigation and default resolution; and (v) liquidation strategies including predictive liquidity waterfalls, portfolio liquidation analysis, market analysis and disposition support.  Halo focuses on the monetization and servicing of distressed real estate assets and finding a win-win solution for the asset owner/investor and the consumer.  Halo will board REO properties as well as sub-performing and non-performing first position mortgages from banks, financial institutions and mortgage servicers which have been purchased by investors.  The majority of the assets will be either modified first lean mortgages or sold via owner finance, as opposed to a fire sale through the traditional broker network.  HAM, through its strategic sub-servicing relationship, will season the notes for 6-24 months collecting cash flow payments from the borrower.  At the same time Halo can provide consumer financial rehabilitation services to each customer, including debt relief, credit restoration and financial education.  Halo utilizes several different strategies to place a new borrower in the Asset and following several months of seller financed payment seasoning, disposes of the performing Assets in bulk to various bulk performing asset buyers.  Prior to any bulk disposal, Halo will refinance those consumers that have achieved a level of qualification capable of securing the loan.  Halo’s goal, in addition to the asset management and servicing fees it collects on each asset, is to negotiate a profit share with each investor/asset owner whereby Halo will participate in the profits of the monetization in addition to the service revenues generated for HAM and other Halo subsidiaries.

For the NPN’s, Halo will get a deed-in-lieu of foreclosure from the borrower (which ensures the investor ownership of the underlying asset; not just the purchased note) and will subsequently restructure or modify the note for those borrowers who have a desire to stay in the home and have the capacity to afford the home.  The borrowers who either lack the desire to stay in the home or who lack the capacity to afford the home shall be removed, often times through incentives, and Halo shall take the home back to an REO.

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

When the home loans are “seasoned” they are attractive investment vehicles to be either financed or sold.  We will attempt to refinance the rehabilitated borrowers through an FHA loan providing the Client with an exit at 90-95% of par value.  The notes of the other borrowers that did not achieve qualifying levels of rehabilitation will be sold at a discount of par value.

Currently, HAM is under contract to manage and service over 6,500 assets in various stages of their life-cycle ranging from REO and non-performing loans to re-performing note modifications and performing owner financed contract-for-deeds.  The Company believes that the country is in a long term deleveraging cycle whereby home financing will continue to be difficult to obtain.  For this same reason, we believe that investors will continue to be able to purchase Assets in bulk from large institutional sellers at deep discounts and Halo’s goal is to establish itself, with the help of its unique technology platform and key servicing and vendor relationships, as the premier asset manager/servicer in the distress non-performing loan and REO sector.

In addition to fees for managing, servicing and monetizing Assets for HAM, we plan to increase concentration on the business-to-business marketing strategy.  HPA targets other asset purchasers or servicers (“Client”) and leverages the business model described above as well as an integrated approach for returning performance to distressed asset/debt portfolios by balancing strong focus on restoring stability and predictability to loan portfolios and increasing cash flow with unique and convenient solutions for our Clients and their customers.  HPA services include portfolio strategy consulting, default management, asset/liability management, asset preservation management, debt servicing, debt restructuring, campaign management advisement, portfolio acquisition and disposal support.  We will utilize the HAM business model described above to assist in the monetization of NPNs and REO.  The Company will participate in the proceeds of any Client monetization in addition to service revenues generated for HAM and other Halo subsidiaries.  We believe that there is exponential value in the ability to rehabilitate consumers’ financial wherewithal to bankable levels and provide an additional exit strategy for Clients at improved returns of over 20% of their independent achievable IRR.

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

Results of Operations for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010

Revenues

For the three months ended June 30, 2011, revenue was up $285,633 to $504,441 for the three months ended June 30, 2011 from $218,808 for the three months ended June 30, 2010 in the Company’s HPA, HGR, and HSIS subsidiaries combined.  For the six months ended June 30, 2011, revenue was up $625,152 to $938,418 for the six months ended June 30, 2011 from $313,266 for the six months ended June 30, 2010 in the Company’s HPA, HGR, and HSIS subsidiaries combined.   Notwithstanding, overall Revenue was down $1,245,535 or 61% to $809,737 for the three months ended June 30, 2011 from $2,055,272 for the three months ended June 30, 2010.  Revenue was down $2,422,558 or 59% to $1,664,639 for the six months ended June 30, 2011 from $4,087,197 for the six months ended June 30, 2010.  The difference and overall reduction in revenue is primarily in HDS due to several factors including management’s decision in late 2010 to implement a smaller marketing and customer lead budget, a reduced sales team and the overall affect of the amended Federal Trade Commission’s (FTC) Telemarketing Sales Rule (“TSR”) applicable to debt settlement fees.  We continue to earmark marketing dollars in several of the smaller subsidiaries in an effort to increase those subsidiaries top line revenues as part of the Company’s long term growth plans.  Those subsidiaries include HGR, HSIS, HGM and HPA.  As noted above, these entities have seen revenue growth in 2011 to help offset the decrease of HDS.  Halo continues to innovate and deploy its overall market strategy and reinvent its ability to provide increasingly effective and efficient services to business and consumer customers alike.

Looking forward to the remaining months of fiscal year ending December 31, 2011, our focus continues to remain on additional top line revenue growth of the subsidiaries named above as well as the success in the asset management business model established (as discussed above) in its HAM and HPA subsidiaries.  In 2011, the Company expects operations and cash flows to these Halo verticals to be material to the Company.

As it relates to the Company providing debt settlement services to customers, management summarizes the following; effective October 27, 2010, there were no new sales in HDS (current servicing of existing customers is still active, including collecting of fees already earned and owed on all existing customers), rather all new sales of debt settlement services by Halo were performed by HFS specifically in adherence with regulatory guidelines established under the recent amendments to the TSR applicable to debt settlement fees.  Under the TSR, for which all cash flows were received following performance, the financial success of this business was going to be through long term residual growth built by building up a steady customer base over 2011 and seeing residual cash flows start flowing in as successful customer settlements increased.  Although HFS has seen an increase in the ability to quickly settle a customer’s debts and recognize revenue, because management noticed a trend in rising marketing costs, coupled with decreased sales volume and increased competition for leads and quality sales agents, management made a strategic decision to scale back sales operations and minimize the commitment of marketing dollars in HFS.  Management believes that operational capital is better spent on our opportunities in HAM and HPA and has seen an immediate impact on revenue since shifting increased marketing and operational capital to those subsidiaries at the expense of HFS. The Company continues to provide settlement services to the customers in existence at the time of the sales team scale back.  With that said, for the three and six months ended June 30, 2011, HFS revenues were up $59,000 and $111,000 compared to the three and six months ended June 30, 2010.  Management does not anticipate HFS revenues being material to the Company for fiscal year 2011.  Management believes the most effective way to leverage our HFS sales and negotiation back office is through both organic referrals from our other subsidiaries and wholesale accounts gained from our Client’s in HPA and HAM.

As noted above, Halo’s HPA subsidiary saw revenue grow to $153,653 for the three months ended June 30, 2011 compared to $15,124 for the three months ended June 30, 2010.  HPA revenue grew to $302,420 for the six months ended June 30, 2011compared to $15,124 for the six months ended June 30, 2010.   Management expects that growth to continue throughout all of 2011.

Operating Expenses

Sales and marketing expenses include advertising, marketing and customer lead purchases, and direct sales costs incurred including appraisals, credit reports, and contract service commissions.  The majority of contract service commissions include those commissions paid to our independent real estate agents in HGR. Sales and marketing expenses decreased $59,889 or 15% to $349,663 for the three months ended June 30, 2011 from $409,552 for the three months ended June 30, 2010.  Sales and marketing expenses decreased $161,900 or 20% to $659,140 for the six months ended June 30, 2011 from $821,040 for the six months ended June 30, 2010.  This decrease is primarily attributable to the overall reduction in HDS lead purchase expense, consistent with the above noted decrease in revenues, during the three and six months ended June 30, 2011compared to the three and six months ended June 30, 2010.  This decrease is offset by an increase in HGR’s real estate closing commissions paid to independent agents during the same time period, consistent with the above noted increases in revenues in HGR.

General and administrative expenses decreased $304,396 or 31% to $677,608 for the three months ended June 30, 2011 from $982,004 for the three months ended June 30, 2010.  General and administrative expenses decreased $470,875 or 25% to $1,408,527 for the six months ended June 30, 2011 from $1,879,402 for the six months ended June 30, 2010.  This decrease is a result of several items including a decrease in allowance for doubtful accounts which is charged to bad debt expense, included within general and administrative expenses.  This decrease is in line with the overall decrease in revenue and accounts receivable of HDS.  See significant accounting policies contained in Note 2 to the consolidated financial statements.  The decrease is also attributable to the following; (a) reduction of consulting costs occurred during the three and six months ended June 30, 2010, (b) reduction in insurance costs associated with reduction in employee headcount, and (c) reduction of several general and administrative expenses necessary during the first operating year (October 1, 2009-September 30, 2010) the Company went public including professional fees for legal, stock transfer, and investor relation costs.  The decrease is offset by an increase in rent expense contractually entered into which included increased square footage occupied at the Company’s offices.

Salary, wages and benefits decreased $394,900 or 30% to $902,321 for the three months ended June 30, 2011 from $1,297,221 for the three months ended June 30, 2010.  Approximately $47,244 or 12% of this decrease is stock option compensation expense for any options that had vested during the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  As noted in the significant accounting policies contained in Note 2 to the consolidated financial statements, the fair value of stock options at the date of grant is determined via the Black Scholes model and, since the options were exercisable upon the occurrence of the Merger occurring on September 30, 2009, the fair value of such options is recognized in earnings over the vesting period of the options beginning when the Merger occurred.  Stock compensation related to the 2007 stock plan will be fully vested as of September 30, 2011.  Stock compensation is a non-cash expense item.  The remaining $347,656 or 88% decrease is a reduction in overall employee headcount primarily from reduction in force efforts at both the parent company and within HFS and HDS, consistent with senior leadership’s decision to implement decreased marketing, salaries, and variable overhead and operational costs to HFS and HDS as we increased our efforts to grow revenue in various other Halo ventures discussed above.  As salaries, wages and benefits is the most significant cost to the Company, management actively monitors this cost to ensure it is in line with our business plan.  Salary, wages and benefits decreased $1,026,092 or 37% to $1,728,252 for the six months ended June 30, 2011 from $2,754,344 for the six months ended June 30, 2010.  Approximately $235,835 or 23% of this decrease is stock option compensation expense for any options that had vested during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  The remaining $790,257 or 77% decrease is a reduction in overall employee headcount related to the reasons noted above.

Interest expense increased $89,881 or 149% to $150,161 for the three months ended June 30, 2011 from $60,280 for the three months ended June 30, 2010.  Interest expense increased $158,522 or 151% to $263,572 for the six months ended June 30, 2011 from $105,050 for the six months ended June 30, 2010.  The increase is primarily attributable to the 2011 $75,000 quarterly interest expense associated with secured asset promissory note discussed in Note 12 to the consolidated financial statements.  The increase is also attributable to the increase in subordinated debt balance during 2010 as discussed in Note 11 to the consolidated financial statements.  The increase is offset by the fact the Company paid off several material portions of its notes payable during December 2010 and as such interest expense was incurred in 2010 that was not incurred during 2011.

The Company experienced losses of $611,520 and 92% to a net loss of $1,277,981 for the three months ended June 30, 2011 from a net loss of $666,461for the three months ended June 30, 2010.  The Company experienced losses of $937,300 and 64% to a net loss of $2,404,315 for the six months ended June 30, 2011 from a net loss of $1,467,015 for the six months ended June 30, 2010 primarily attributable to the reasons noted above.

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

Liquidity and Capital Resources

As of June 30, 2011, the Company had cash and cash equivalents of $29,664.  The decrease of $144,934 in cash and cash equivalents from December 31, 2010 was due to cash used in operating activities of $590,978 offset by cash provided by financing activities of $371,244 and investing activities of $74,800.

Net cash used in operating activities was $590,978 for the six months ended June 30, 2011, compared to $957,189 net cash used in operating activities for the six months ended June 30, 2010.  The net cash used in operating activities for the six months ended June 30, 2011 was due to a net loss of $2,404,315, adjusted primarily by the following: (1) non cash expense items including depreciation of $66,000, bad debt expense of $555,816, share-based compensation expense of $85,522 and (2) an increase in accounts payable of $246,830, an increase in accrued liabilities of $473,213, a decrease in gross accounts receivable of $375,338, offset by a decrease in deferred rent liability of $38,655.  The remaining immaterial variance is related to changes in operating assets and liabilities, a change in the noncontrolling interest balance, a gain on the change in fair value of derivative, and income from investment in an unconsolidated entity (net of cash return on the investment).

Net accounts receivable decreased by $931,154 or 53%.  The decrease was a result of bad debt expense of $555,816 directly impacting the allowance for doubtful accounts less the decrease in gross accounts receivable of $375,338.  Allowance for loan loss and bad debt expense is discussed in significant accounting policies above.  Continuing into fiscal year end 2011, we expect the account receivable balance in HDS to continue decreasing as we begin to fully implement the business plan discussed in Plan of Operations above.  As such, the HDS accounts receivable balance will wind down by the completion of the program via contractual payments of customers less cancellations and chargeoffs.

The accounts payable increase is primarily the result of the timing of payments in monthly vendor commitments and payables.  As the Company has seen declines in its top line revenues, expenses have also declined accordingly.  However, the timing of the revenue decreases, in line with the Company’s attempt to raise capital for future successful business operations discussed in Plan of Operations above, has required the Company to strategically monitor its payables and cash flow outlays.  The Company pro-actively manages the timing and aging of vendor payables throughout the year.  The increase in accrued liabilities of $473,213 is primarily related to a $132,351 increase in accrued interest, $221,301 in salaries and wages payable (including payroll tax payable) and $163,967 in advance deposits as discussed in Note 7 to the consolidated financial statements.  These increases in accrued liabilities are offset by a $23,538 decrease in deferred compensation, $4,845 decrease in deferred revenue and $16,023 decrease in other liabilities.   Deferred rent decreased $38,655 from $293,335 at December 31, 2010 to $254,680 at June 30, 2011.  This decrease was related to the executed lease commitment of additional office space in the Company headquarters for which we negotiated deferred rental payments.  The deferred rent balance began decreasing in November 2010 as the monthly cash payment to the office lessor began to exceed the straight line monthly expense booked in general and administrative expenses.

Net cash provided by investing activities was $74,800 for the six months ended June 30, 2011, compared to net cash used in investing activities of $167,395 for the six months ended June 30, 2010.  Investing activities for the six months ended June 30, 2011 consisted primarily of the release of $75,000 in deposits held by the merchant bank to cover potential losses by the bank from HDS customer cancellations.  See further discussion in Note 2 to the consolidated financial statements.

Net cash provided by financing activities was $371,244 for the six months ended June 30, 2011, compared to net cash provided by financing activities of $1,062,797 for the six months ended June 30, 2010.  Financing activities for the six months ended June 30, 2011 consisted primarily of the proceeds received from issuance of Series X Convertible preferred stock of $198,000, proceeds of $483,000 received from notes payable to related parties, offset by $310,404 in payment of principal on notes payable, related party notes payable and subordinated debt.  The Company did receive proceeds of $648 from the exercise of stock options during the six months ended June 30, 2011.

As shown below, at June 30, 2011, our contractual cash obligations totaled approximately $4,274,443, all of which consisted of operating lease obligations and debt principal repayment.

	Payments due by December 31,
Contractual Obligations	2011	2012-2013	2014-2015	2016 & Thereafter	Total
Debt Obligations	$919,929	$1,501,000	$0	$0	$2,420,929

Operating Lease Obligations	$390,881	$1,548,496	$438,607	$0	$2,377,984

Total Contractual Cash Obligations	$1,310,810	$3,049,496	$438,607	$0	$4,798,913

The Company will need additional financing to fund additional material capital expenditures and to fully implement our business plan in a manner that not only continues to expand the already established direct-to-consumer approach, but also allows the Company to establish a stronger brand name in all the areas which it operates, including asset management and mortgage servicing of distressed asset sectors.

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

Date: August 15, 2011	By:	/s/ Brandon Cade Thompson
Brandon Cade Thompson
Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Paul Williams
Paul Williams
Chief Financial Officer
(Principal Financial Officer)

Date: August 15, 2011	By:	/s/ Robbie Hicks
Robbie Hicks
Vice President and Controller