Form 10-Q
period 2011-09-30
Halo Companies, Inc.
filed 2011-11-14
CIK 814286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes  [_]    No  [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, November 14, 2011:  65,494,506 shares of Common Stock, $.001 par value per share outstanding.

Halo Companies, Inc.
INDEX

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets at September 30, 2011 (unaudited) and December 31, 2010	3
	Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2011 and 2010	4
	Consolidated Statements of Changes in Equity (unaudited) for the nine months ended September 30, 2011 and 2010	5
	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2011 and 2010	6
	Notes to Consolidated Financial Statements	7-23
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-30
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30
Item 4T.	Controls and Procedures	30

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31-33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults upon Senior Securities	34
Item 4.	Submission of Matters to a Vote of Security Holders	34
Item 5.	Other Information	34
Item 6.	Exhibits	34
	SIGNATURES	34

Part 1 – Financial Information

Item 1. Financial Statements

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2011	December 31, 2010
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$165,903	$174,598
Restricted cash	19,644	29,563
Trade accounts receivable, net of allowance for doubtful
accounts of $133,314 and $331,085, respectively	721,750	1,765,355
Total current assets	907,297	1,969,516

PROPERTY, EQUIPMENT AND SOFTWARE, net	218,568	333,951
INVESTMENTS IN UNCONSOLIDATED ENTITIES	21,216	38,647
INVESTMENTS IN PORTFOLIO ASSETS	279,568	300,000
DEPOSITS AND OTHER ASSETS	50,833	179,897
TOTAL ASSETS	1,477,482	2,822,011

LIABILITIES AND (DEFICIT) EQUITY
CURRENT LIABILITIES
Line of credit	$-	$1
Accounts payable	629,573	220,856
Accrued and other liabilities (including $54,815 and
$94,307 to related parties, respectively)	718,234	424,663
Deferred revenue	168,365	11,682
Current portion of subordinated debt	73,556	66,556
Current portion of notes payable to related parties	136,870	414,724
Current portion of notes payable	173,657	248,608
Current portion of deferred rent	319,921	80,000
Total current liabilities	2,220,176	1,467,090

NOTES PAYABLE, LESS CURRENT PORTION	42,125	-
NOTES PAYABLE TO RELATED PARTY, LESS CURRENT PORTION	619,195	-
SECURED ASSET PROMISSORY NOTE	1,200,000	1,200,000
SUBORDINATED DEBT, LESS CURRENT PORTION	232,185	282,102
OTHER LIABILITIES (including accrued interest on related party notes
payable of $53,780 and $0, respectively)	53,780	-
DERIVATIVE LIABILITY	79,852	98,560
DEFERRED RENT	116,450	213,335
Total liabilities	4,563,763	3,261,087

EQUITY
Series Z Convertible Preferred Stock, par value $0.01 per share; 82,730 shares
authorized; 0 shares issued and outstanding at September 30, 2011	-	-
Preferred Stock, par value $0.001 per share; 917,270 shares
authorized; 0 shares issued and outstanding at September 30, 2011	-	-
Series X Convertible Preferred Stock, par value $0.01 per share; 175,000 shares
authorized; 158,577 shares issued and outstanding at September 30, 2011	1,586	1,388
liquidation preference of $1,585,770
Halo Group, Inc. Preferred Stock, par value $0.001 per share; 2,000,000 shares authorized
Series A Convertible Preferred Stock;
372,999 shares issued and outstanding at September 30, 2011
liquidation preference of $615,140	373	373
Series B Convertible Preferred Stock;
229,956 shares issued and outstanding at September 30, 2011
liquidation preference of $517,540	230	230
Series C Convertible Preferred Stock;
124,000 shares issued and outstanding at September 30, 2011
liquidation preference of $342,311	124	124
Common Stock, par value $0.001 per share; 375,000,000 and 375,000,000 shares authorized; 65,494,506 and 65,429,706 shares issued and
outstanding at September 30, 2011 and December 31, 2010, respectively	65,495	65,430
Additional paid-in capital	6,892,552	6,580,767
Accumulated deficit	(9,968,935)	(7,005,070)
Total (deficit) equity	(3,008,575)	(356,758)
NONCONTROLLING INTEREST	(77,706)	(82,318)
Total shareholders' (deficit) equity	(3,086,281)	(439,076)
TOTAL LIABILITIES AND (DEFICIT) EQUITY	$1,477,482	$2,822,011

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

REVENUE (including $388,969, $0, $712,767 and
$0 from related parties, respectively)	$1,453,009	$1,675,529	$3,117,648	$5,762,726

OPERATING EXPENSES
Sales and marketing expenses	547,137	284,597	1,206,277	1,105,637
General and administrative expenses (including $10,250, $26,500,
$71,750 and $61,900 to related parties, respectively)	611,641	1,177,526	2,020,168	3,056,928
Salaries, wages, and benefits (including $27,878, $224,747,
$113,400 and $546,104 of stock-based compensation)	766,754	1,262,225	2,495,006	4,016,569
Total operating expenses	1,925,532	2,724,348	5,721,451	8,179,134

OPERATING INCOME (LOSS)	(472,524)	(1,048,819)	(2,603,804)	(2,416,408)

OTHER INCOME (EXPENSE)
Income (loss) from unconsolidated entities	(3,820)	13,501	(3,484)	20,619
Gain (loss) on change in fair value of derivative	17,065	(2,337)	18,708	(46,201)
Gain on sale of equipment	19,270	-	19,270	-
Interest expense (including $16,105, $9,987, $77,344
and $61,919 to related parties, respectively)	(118,771)	(44,301)	(382,343)	(149,351)
Net income (loss) from operations, before income tax provision	(558,780)	(1,081,956)	(2,951,653)	(2,591,341)

INCOME TAX PROVISION	-	(12,508)	7,600	(35,378)

NET INCOME (LOSS)	(558,780)	(1,069,448)	(2,959,253)	(2,555,963)

(Gain) loss attributable to the noncontrolling interest	(770)	2,896	(4,612)	22,396

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(559,550)	$(1,066,552)	$(2,963,865)	$(2,533,567)

Earning per share:
Basic & Diluted	$(0.009)	$(0.024)	$(0.045)	$(0.059)

Weighted Average Shares Outstanding
Basic & Diluted	65,494,506	43,734,888	65,462,106	43,164,610

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY/(DEFICIT)
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Halo Companies, Inc. Common Stock		Halo Companies, Inc. Series Z Convertible Preferred Stock		Halo Companies, Inc. Series X Convertible Preferred Stock		Halo Group, Inc. Series A Convertible Preferred Stock		Halo Group, Inc. Series B Convertible Preferred Stock		Halo Group, Inc. Series C Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2009	42,232,437	$42,232	-	$-	-	$-	500,000	$500	500,000	$500	152,000	$152	3,839,952	$(2,671,031)	$(50,111)	$1,162,194

Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	546,104	-	-	546,104

Exercise of Stock Options	290,100	290	-	-	-	-	-	-	-	-	-	-	2,611	-	-	2,901

Issuance of Common Stock shares as payment of stock and discretionary dividends	1,080,456	1,080	-	-	-	-	-	-	-	-	-	-	733,596	(734,676)	-	-

Conversion of Halo Group Inc. Preferred Stock into Common Stock	493,789	494	-	-	-	-	(127,001)	(127)	(270,044)	(270)	(28,000)	(28)	(69)	-	-	-

Issuance of Series X Convertible Preferred Stock for cash	-	-	-	-	52,200	522	-	-	-	-	-	-	521,478	-	-	522,000

Issuance of Series X Convertible Preferred Stock in exchange for debt	-	-	-	-	68,577	686	-	-	-	-	-	-	685,085	-	-	685,771

Net loss attributable to common shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,533,567)	-	(2,533,567)

Allocation of loss to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(22,396)	(22,396)

Balance at September 30, 2010	44,096,782	$44,096	-	$-	120,777	$1,208	372,999	$373	229,956	$230	124,000	$124	$6,328,757	$(5,939,274)	$(72,507)	$363,007

Balance at December 31, 2010	65,429,706	65,430	-	-	138,777	1,388	372,999	373	229,956	230	124,000	124	6,580,767	(7,005,070)	(82,318)	(439,076)
																-
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	113,400	-	-	113,400

Exercise of Stock Options	64,800	65	-	-	-	-	-	-	-	-	-	-	583	-	-	648

Issuance of Series X Convertible Preferred Stock for cash (FN 17)	-	-	-	-	19,800	198	-	-	-	-	-	-	197,802	-	-	198,000

Net loss attributable to common shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,963,865)	-	(2,963,865)

Allocation of gain to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	-	4,612	4,612

Balance at September 30, 2011	65,494,506	$65,495	-	$-	158,577	$1,586	372,999	$373	229,956	$230	124,000	$124	$6,892,552	$(9,968,935)	$(77,706)	$(3,086,281)

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATIONS

Net loss	$(2,963,865)	$(2,533,567)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	95,686	109,678
Bad debt expense	563,427	1,510,566
(Gain)/ Loss on change in fair value of derivative	(18,708)	46,201
Gain on sale of equipment	(19,270)	-
Loss/ (Income) from investments in unconsolidated entities	3,484	(20,619)
Distributions of earnings from unconsolidated entities	14,147	7,118
Stock based compensation	113,400	546,104
Noncontrolling interest	4,612	(22,396)
Changes in operating assets and liabilities:
Accounts receivable	480,178	(1,449,320)
Restricted cash	9,919	108,163
Prepaid expenses and other current assets	-	152,355
Deposits and other assets	31,565	-
Accounts payable	483,716	154,921
Accrued and other liabilities	399,777	169,414
Deferred rent	143,036	114,388
Deferred revenue	156,683	(17,597)
Net cash used in operating activities	(502,213)	(1,124,591)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in joint venture	(200)	(24,500)
Proceeds received on portfolio assets	20,432	-
Purchases of property and equipment	-	(42,896)
Proceeds received on sale of equipment	59,550	-
Deposits	90,000	(100,000)
Net cash provided by (used in) investing activities	169,782	(167,396)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from issuance of preferred stock	198,000	522,000
Issuance of common stock for the exercise of stock options	648	2,901
Net payments on lines of credit	(1)	(10,000)
Principal payments on notes payable	(107,826)	(172,929)
Proceeds from notes payable due to related parties	483,000	793,355
Principal payments on notes payable to related parties	(194,085)	(298,625)
Proceeds from subordinated debt	-	420,000
Principal payments on subordinated debt	(56,000)	(14,000)
Net cash provided by financing activities	323,736	1,242,702

Net increase in cash and cash equivalents	(8,695)	(49,285)

CASH AND CASH EQUIVALENTS, beginning of period	174,598	86,090

CASH AND CASH EQUIVALENTS, ending of period	$165,903	$36,805

SUPPLEMENTAL INFORMATION
Cash paid for taxes - Texas Franchise Tax	$7,600	$19,944
Cash paid for interest	$312,017	$97,704
NONCASH SUPPLEMENTAL INFORMATION
Conversion of debt	$-	$685,771

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc.
Notes To Consolidated Financial Statements
September 30, 2011

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

 Halo, through its wholly-owned subsidiaries Halo Group Mortgage, LLC (“HGM”), Halo Group Realty, LLC (“HGR”), Halo Credit Solutions, LLC (“HCS”), Halo Benefits, Inc. (“HBI”), Halo Select Insurance Services, LLC (“HSIS”), Halo Debt Solutions, Inc. (“HDS”), Halo Financial Services, LLC (“HFS”), Halo Portfolio Advisors, LLC (HPA), Halo Asset Management, LLC (“HAM”), and Equitas Housing Fund, LLC (“EHF”) provides mortgage services, real estate brokerage, credit restoration, association benefit services, insurance brokerage, debt settlement, and financial education to customers throughout the United States.  HPA exists to market all of the Company’s operations into turnkey solutions for strategic business to business opportunities with major debt servicers, lenders, and mortgage backed securities holders.  HAM is the operating platform of asset management and mortgage servicing services with investors and asset owners which oversees all the aspects of buying and managing distressed REO and non-performing loans.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements as of September 30, 2011, and for the three and nine months ended September 30, 2011 and 2010 include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Certain balances have been reclassified in prior period to be consistent with current year presentation.

Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, have been condensed.

URevenue Recognition and Accounts Receivable

The Company generally recognizes revenue in the period in which services are provided.  With respect to any enrolled debt account, HFS recognizes its revenue once a client makes at least one payment to a creditor pursuant to a settlement agreement, debt management plan, or other valid contractual agreement between the client and the creditor. The revenue recognized on any enrolled account bears the same proportional relationship to the total revenue that would be recognized for renegotiating, settling, reducing, or altering the terms of the debt balance on all of a particular client’s enrolled accounts as the individual debt amount bears to the entire debt amount.   Settlements can be in the form of a lump sum creditor settlement payment or via contractual payment plans.  HDS recognizes its revenue over the average service period. The average service period is defined as the average length of time it takes to receive a settlement offer from each creditor which satisfies HDS’ contractual obligation to the client per the client’s service agreement with HDS, calculated on the entire HDS client base, currently ten months.  The service being provided for each client is evaluated at an individual creditor level, thus the revenue recognition period estimate is calculated at an individual creditor level.  The estimate is derived by comparing (i) the weighted average length of time from when the creditor was enrolled with HDS, to (ii) the time HDS received a contractually obligated settlement offer, per creditor, on all accounts since the inception of HDS, to (iii) the weighted average length of time all other creditors that are currently enrolled at the time of the estimate that have not received a contractually obligated settlement offer. This dual approach ensures a holistic representation of the service period. There are several factors that can affect the average service period, including economic conditions, number of clients enrolled, operational efficiencies, the time of year, and creditor dispositions.  Effective October 27, 2010, there were no new sales in HDS (current servicing of existing customers is still active, including collecting of fees already earned and owed on all existing customers).  Any new debt settlement business to the Company after October 27, 2010 has been and will continue to be transacted in the HFS entity.  As such, the 10 month revenue recognition period for all new clients enrolled into HDS in October of 2010 has been fully recognized by July 2011.  Provisions for discounts, refunds and bad debt are provided over the period the related revenue is recognized. Cash receipts from customers (including upfront fees from investors and asset owners in HAM) in advance of revenue recognized are originally recorded as deferred revenue and recognized into revenue over the period services are provided.

Revenue recognition periods for HFS and HDS customer contracts are shorter than the related payment terms.  Accordingly, HFS and HDS accounts receivable are the amount recognized as revenue less payments received on account.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: past transaction history with the customer, current economic and industry trends, and changes in customer payment terms.  The Company provides for estimated uncollectible amounts through an increase to the allowance for doubtful accounts and a charge to earnings based on actual historical trends and individual account analysis.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts.

HDS receivables represent 71% and 97% of total accounts receivable at September 30, 2011 and December 31, 2010, respectively.  The remaining receivables percentage to total receivables at September 30, 2011 include; HFS at 8%, HPA at 10%, HAM at 6%, all other subsidiaries at 5%.

UNet Income (Loss) Per Common Share

Basic net income(loss) per share is computed by dividing (i) net income available to common shareholders (numerator), by (ii) the weighted average number of common shares outstanding during the period (denominator).  Diluted net income(loss) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period.  At September 30, 2011 and 2010, there were 2,417,377 and 2,980,376 shares, respectively, underlying potentially dilutive convertible preferred stock and stock options outstanding.  These shares were not included in weighted average shares outstanding for the period ending September 30, 2011 and 2010 because their effect is anti-dilutive due to the Company’s reported net loss.

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

Principles of Consolidation

The consolidated financial statements of the Company for the three and nine months ended September 30, 2011 include the combined financial results of HCI, HGI, HCS, HDS, HGM, HGR, HBI, HLMS, HSIS, HCIS (defined below), HFS, HPA, HAM, and EHF.  All significant intercompany transactions and balances have been eliminated in consolidation.

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
U

Deposits and Other Assets

 At December 31, 2010, deposits and other assets included $100,000 in funds kept by a merchant bank to cover potential losses by the bank from customer cancellations.  During February 2011, the merchant bank released $75,000 of the $100,000 in funds to the Company.  At September 30, 2011, deposits and other assets included $10,000 in funds kept by a merchant bank to cover potential losses by the bank from customer cancellations.  The remaining balance as of September 30, 2011 includes $50,000 related to the fiscal year 2010 purchase of intellectual property (IP) (offset by $9,167 in accumulated amortization of the IP).  The IP purchase consists primarily of multiple world-wide-web domains for which Halo holds the right, title, and interest.  The IP is to be amortized into earnings over a 60 month term effective November 2010 through October 2015.  Although the IP asset is not considered material to the overall consolidated financial statements, the IP will be reviewed for impairment consistent with Halo’s policy for Long-lived assets as discussed below.  There was no impairment charge for the three or nine months ended September 30, 2011.

Property and Equipment

Property and equipment are stated at cost.  Depreciation and amortization is provided in amounts sufficient to relate the cost of the depreciable assets to operations over their estimated service lives, ranging from three to seven years. Provisions for depreciation and amortization are made using the straight-line method.

Major additions and improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the cost of the property and equipment and the related accumulated depreciation are removed from the respective accounts, and any resulting gains or losses are credited or charged to other income/(expense).

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

Equity method investments are included in investments in unconsolidated entities.  Earnings on these investments are recorded in income from unconsolidated entities in the consolidated statements of operations.  As of September 30, 2011, the investment in the joint venture was $21,216.  Loss of $3,820 and $3,484 was recognized on the joint venture for the three and nine months ended September 30, 2011.  HGM received $14,147 distribution from the joint venture during the three or nine months ended September 30, 2011.

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

Gains (Losses) on Investments

Gains (losses) on investments are reported as realized upon disposition of investments and are calculated based upon the difference between the proceeds and the cost basis determined.  Costs of investments that in managements’ judgment have become permanently impaired, in whole or in part, are written off and reported as realized losses.  All other changes in the valuation of portfolio investments are included as changes in the unrealized appreciation or depreciation of investments in the consolidated statements of operations.  There were no gains or losses on investments for the three or nine months ended September 30, 2011.

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

Long-lived assets are reviewed on an annual basis or whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by that asset. If it is determined that the carrying amount of an asset may not be recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Fair value is the estimated value at which the asset could be bought or sold in a transaction between willing parties.  There were no impairment charges for the three or nine months ended September 30, 2011 and 2010.

Identifiable Intangible Assets

During 2010, the Company purchased an intangible asset consisting of certain trade secrets and methods relating to HAM.  See further discussion regarding the purchase in Note 18 Shareholder’s Equity.  The intangible asset will be amortized over its useful life, determined by management to be two years. This is the period over which the asset is expected to contribute to the future cash flows of that entity.  An intangible asset that is subject to amortization shall be reviewed for impairment in accordance with Codification 350 - (previously FASB No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  In accordance with that statement, an impairment loss shall be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.

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

The Company accounts for its position in tax uncertainties under ASC 740-10. ASC 740-10 establishes standards for accounting for uncertainty in income taxes. ASC 740-10 provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. ASC 740-10 applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) No additional liabilities have been recognized as a result of the implementation. The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the three or nine months ended September 30, 2011 and 2010.

Deferred Rent

The Company’s operating leases for its office facilities contain free rent periods during the lease term.  For these types of leases the Company recognizes rent expense on a straight line basis over the minimum lease term and records the difference between the amounts charged to expense and the amount paid as deferred rent.  As the free rent periods have expired on the existing office facility leases as of September 30, 2011, the Company expects the deferred rent balance to decrease over the remaining rental period until maturity date at which time the deferred rent balance will have been reduced to $0.

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

NOTE 3.  CONCENTRATIONS OF CREDIT RISK

The Company maintains aggregate cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). During 2011, the FDIC insured deposit accounts up to $250,000.  Further, all funds in noninterest-bearing transaction accounts are insured in full by the FDIC from December 31, 2010 through December 31, 2012.  At September 30, 2011, the Company’s cash accounts in different financial institutions were all less than the $250,000 FDIC insured amount.

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

NOTE 4.  OPERATING SEGMENTS

The Company has several operating segments as listed below and as defined in Note 1.  The results for these operating segments are based on our internal management structure and review process.  We define our operating segments by service industry.  If the management structure and/or allocation process changes, allocations may change.  See the following summary of operating segment reporting;

Operating Segments	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue:
Halo Asset Management	$807,777	$-	$932,394	$-
Halo Portfolio Advisors	156,402	39,391	458,822	54,515
Halo Group Realty	307,455	123,504	790,369	412,616
Halo Debt Solutions/Halo Financial Solutions	80,404	1,422,036	615,196	5,019,557
Other	100,971	90,598	320,867	276,038
Net Revenue	$1,453,009	$1,675,529	$3,117,648	$5,762,726

Operating income (loss):
Halo Asset Management	$553,218	$-	$550,800	$-
Halo Portfolio Advisors	17,211	(3,567)	32,160	(2,530)
Halo Group Realty	1,508	(7,064)	(23,575)	(22,308)
Halo Debt Solutions/Halo Financial Services	(97,093)	124,000	(559,734)	1,127,034
Other	(93,138)	(95,696)	(344,097)	(410,066)
Less: Corporate expenses (a)	(941,256)	(1,084,225)	(2,619,419)	(3,225,697)
Operating loss	$(559,550)	$(1,066,552)	$(2,963,865)	$(2,533,567)

(b)
Corporate expenses include salaries, benefits and expenses related to Corporate office employees and functions that benefit all operating segments.  Corporate expenses are expenses that are not directly allocable to any segment above.  Allocating these indirect expenses to operating segments would require an imprecise allocation methodology.  Further, there are no material amounts that are the elimination or reversal of transactions between reportable above operating segments.

NOTE 5.  GOING CONCERN

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

There are no assurances that additional financing will be available on favorable terms, or at all.  If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures.  The failure to adequately fund its capital requirements could have a material adverse effect on the Company’s business, financial condition and results of operations.  Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders, and incurring additional indebtedness could involve an increased debt service cash obligation, the imposition of covenants that restrict the Company operations or the Company’s ability to perform on its current debt service requirements.  The Company has incurred an accumulated deficit of $9,968,935 as of September 30, 2011.  However, of the accumulated deficit, $2,103,948 of expense was incurred as stock-based compensation; $30,427 was net loss on change in fair value of derivative, and $339,632 in depreciation expense, all of which are non-cash expenses.   Further, $734,676 of the accumulated deficit is related to the issuance of stock dividends, also non cash reductions in the accumulated deficit.  The totals of these non-cash retained earnings reductions represents 32% of the total deficit balance.  Management is trying to raise additional capital through sales of common and preferred stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6.  PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software consist of the following as of September 30, 2011 and December 31, 2010, respectively:

Computers and purchased software	$161,764	$161,764
Furniture and equipment	352,800	436,716
	514,564	598,480
Less: accumulated depreciation	(295,996)	(264,529)
	$218,568	$333,951

Depreciation totaled $22,825, $75,103, $28,776 and $100,957 for the three and nine months ended September 30, 2011 and 2010.  During September 2011, the Company sold furniture and equipment of $83,916 and accumulated depreciation of $43,636 for $59,550.  The gain of $19,270 is included in the income statement as gain on sale of equipment.

NOTE 7. INVESTMENTS IN PORTFOLIO ASSETS

In December 2010, EHF entered into an agreement to purchase non-performing mortgage notes secured by the property, across the United States, for 6.6% of unpaid principal balance. Total purchase price of the investment was $300,000.  The Company will utilize several different strategies to place a new borrower in an asset or to modify the terms of an existing borrower and subsequently will season the notes for 6-24 months collecting cash flow payments from the borrower while providing consumer financial rehabilitation services to each customer, including debt relief, credit restoration and financial education.  Following several months of seller financed payment seasoning, the Company disposes of the performing Assets in bulk to various bulk performing asset buyers.  Prior to any bulk disposal, the Company will refinance those consumers that have achieved a level of qualification capable of securing the loan.  As the purchase agreement was entered into on December 28, 2010, management deemed the value as of the date of purchase to be consistent with the value as of the December 31, 2010.  As of September 30, 2011, the value was $279,568.  The Company has determined that the timing and amount of future cash flows from these notes cannot be reasonably estimated at September 30, 2011.  As such, the cost recovery method has been applied.

This investment has been classified as Level III investments according to ASC 820.  The changes in investments measured at fair value for which the Company has used Level III inputs to determine fair value is as follows as of September 30, 2011:

Face Value	$4,604,542
Discount	(4,304,542)
Purchase Price	300,000
Payments received in 2011 and applied to investment	(20,432)
Balance, September 30, 2011	$279,568

NOTE 8.  ACCRUED AND OTHER LIABILITIES

The Company accounted for $718,234 in accrued liabilities at September 30, 2011.  Included in this accrual was $509,208 in salaries and wages payable (including payroll tax and accrued penalties of $492,210), $149,614 in deferred compensation to multiple senior management personnel and $59,412 in accrued interest.  The Company accounted for $424,663 in accrued liabilities at December 31, 2010.  Included in this accrual was $121,171 in salaries and wages payable, $173,152 in deferred compensation to multiple senior management personnel, $95,292 in accrued interest and $35,048 in other.

NOTE 9.  LINE OF CREDIT

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

During the year ended December 31, 2010, the Company modified and amended the LOC facility agreement with LTB modifying the maturity date to December 31, 2010.  Outside of the $75,000 letter of credit to the office lessor, the only borrowing capacity on the LOC was the $1 outstanding balance which along with the $75,000 letter of credit was included in a new LTB note payable balance in August 2011.  See further discussion in Notes Payable (Note 11).  As of September 30, 2011 and December 31, 2010, the Company had a LOC outstanding balance of $0 and $1, respectively.

NOTE 10.  NOTES PAYABLE DUE TO RELATED PARTIES

The notes payable due to related parties have been amended as of September 30, 2011 and reside in three notes as follows;

During April 2009 the Company entered into one unsecured promissory note with a related party for a working capital advance to the Company in the amount of $65,000 (the “Related Party Note”).  The Related Party Note bears interest at a rate of 8% per annum and is a monthly installment note with final maturity of October 2011.  In September 2011, this note along with the below Amended Related Party Note 4 and below 2010-2 Related Party Note were amended into one new note (2011 Consolidated Related Party Note) as discussed below.  As of September 30, 2011, the amount outstanding under the Related Party Note totaled $0.  As of December 31, 2010, the amount outstanding under the Related Party Note totaled $46,140, included in current portion of notes payable to related parties.

During November 2009 the Company entered into one unsecured promissory note with a related party for a working capital advance to the Company in the amount of $60,000 (Related Party Note 4).  Related Party Note 4 bears interest at a rate of 8% per annum with a maturity date of April, 2010.  All interest and principal is due upon maturity.  At December 31, 2009, the amount outstanding under the Related Party Note 4 totaled $30,000.  On January 5, 2010, the Company entered into one unsecured promissory note with a related party for a working capital advance to the Company in the amount of $230,584 (Amended Related Party Note 4).  This note includes the refinancing of the $30,000 outstanding Related Party Note 4 and the associated $584 of accrued interest from the respective related party note.  The note bears interest at a rate of 16% per annum with a maturity date of October 17, 2011.  In September 2011, this note along with the above Related Party Note and below 2010-2 Related Party Note was amended into one new note (2011 Consolidated Related Party Note) as discussed below.  As of September 30, 2011 and December 31, 2010, the amount outstanding under the Amended Related Party Note 4 totaled $0 and $230,584, respectively.

During November 2010, the Company entered into one unsecured promissory note with a related party in the amount of $100,000 (2010-2 Related Party Note).  The 2010-2 Related Party Note has a fixed interest amount of $10,000 and a maturity date of October 31, 2011.  In September 2011, this note along with the above Related Party Note and above Amended Related Party Note 4 was amended into one new note (2011 Consolidated Related Party Note) as discussed below.  As of September 30, 2011 and December 31, 2010, the amount outstanding under the 2010-2 Related Party Note totaled $0 and $100,000, respectively.

On September 1, 2011, the above Related Party Note, Amended Related Party Note 4 and 2010-2 Related Party Note were amended and consolidated into the 2011 Consolidated Related Party Note.  As such, effective September 1, 2011, the 2011 Consolidated Related Party Note had a balance of $370,639, which included the balance of the three notes above as of September 1, 2011. This note bears interest of 6% and has a maturity date of September 15, 2016.  As of September 30, 2011, the 2011 Consolidated Related Party Note balance was $370,639, of which $20,314 is included in current portion of notes payable to related parties.

During September 2010 the Company entered into one unsecured promissory note with a related party (a company director) for a working capital advance to the Company in the amount of $70,000 (the “2010 Related Party Note”).  Subsequent to September 2010 thru September 30, 2011, the company director has provided additional advances on the note of $348,000 and the Company has made payments on the note of $335,000.  The 2010 Related Party Note is payable on demand, and if no demand is made, then has a maturity date of September 29, 2011.  All interest and principal is due upon maturity.  As of September  30, 2011, the amount outstanding under the 2010 Related Party Note totaled $83,000, included in current portion of notes payable to related parties. As of December 31, 2010, the amount outstanding under the 2010 Related Party Note totaled $38,000, included in current portion of notes payable to related parties.

During March 2011, the Company entered into one unsecured promissory note with a related party (a company director) in the amount of $250,000 (2011 Related Party Note).  The 2011 Related Party Note had a fixed interest amount of $50,000 and a maturity date of July 31, 2011.  On September 20, 2011, the 2011 Related Party Note was amended to include the 2011 Related Party Note plus $52,426 of accrued interest for a total note balance of $302,426 as of September 30, 2011, of which $33,556 is included in current portion of notes payable to related parties.  The 2011 Related Party note has a 6% interest rate and is a monthly installment note with final maturity of October 2013.  All interest and principal is due upon maturity.

During March 2011, the Company entered into a fifteen-day unsecured promissory note with a related party in the amount of $73,000 (2011-2 Related Party Note).  All interest and principal is due upon maturity.  The balance was paid down in full in April 2011 and as of September 30, 2011 the amount outstanding under the 2011-2 Related Party Note totaled $0.

The Company incurred $16,105, $77,344, $9,987 and $61,919 of interest expense to directors and other related parties during the three and nine months ended September 30, 2011 and 2010.  Accrued interest due to directors and other related parties totaled $54,815 and $94,307 at September 30, 2011 and December 31, 2010, respectively.

NOTE 11.  NOTES PAYABLE

On March 6, 2009, the Company entered into a 36 month secured promissory note with Legacy Texas Bank in the amount of $374,000.  The note bears interest at the Federal Home Loan Bank (FHLB) 2.5 to 3 year rate plus 3.25% (6.16% fixed rate over the term of the note).  In August 2011, this 36 month note along with the 60 month note below was consolidated into one new note as discussed below.  As of September 30, 2011, the note payable balance was $0.  As of December 31, 2010, the note payable balance was $164,484, included in current portion of notes payable.

               On April 15, 2009, the Company entered into a 60 month secured promissory note with Legacy Texas Bank in the amount of $167,000.  The proceeds of this note payable were used to purchase communication equipment.  The note bears interest at 7% per annum with monthly installments.  In August 2011, this 60 month note along with the 36 month note above was consolidated into one new note as discussed below.  As of September 30, 2011, the note payable balance was $0.  As of December 31, 2010, the note payable balance was $84,124, included in current portion of notes payable.

On August 15, 2011, the Company entered into an agreement with LTB to consolidate the two notes (LTB Consolidated Note) discussed above into a 15 month note.  As such, effective August 15, 2011, the LTB Consolidated Note had a balance of $155,000, which included the balance of the two notes above as of August 15, 2011. This note bears fixed interest of 3% and has a maturity date of November 15, 2012.  As of September 30, 2011, the note payable balance was $144,855, of which $123,887 is included in current portion of notes payable.

On August 15, 2011, the Company entered into an agreement with LTB to term out the $75,001 line of credit into an 18 month note ($75,000 of this is the letter of credit discussed in Note 9).  The terms of the new note include an interest rate of 3% with a maturity date of February 15, 2013.  As of September 30, 2011, the note payable balance was $70,927, of which $49,770 is included in current portion of notes payable.

The notes are current and collateralized by all of the Company’s assets.

NOTE 12.  SUBORDINATED DEBT

During January 2010, the Company authorized a $750,000 subordinated debt offering (Subordinated Offering), which consists of the issuance of notes paying a 16% coupon with a 1% origination fee at the time of closing.  The maturity date of the notes is January 31, 2013.  Repayment terms of the notes included interest only payments through July 31, 2010.  Thereafter, level monthly payments of principal and interest are made as calculated on a 60 month payment amortization schedule with final balloon payment due at maturity.  The rights of holders of notes issued in the Subordinated Offering are subordinated to any and all liens granted by the Company to a commercial bank or other qualified financial institution in connection with lines of credit or other loans extended to the Company in an amount not to exceed $2,000,000, and liens granted by the Company in connection with the purchase of furniture, fixtures or equipment.  This includes the Legacy Texas Bank debt disclosed in Note 9 and Note 11.  Since inception of the offering, the Company has raised $420,000 in the Subordinated Offering.  For the nine months ended September 30, 2011, the Company has raised $0 in the Subordinated Offering.  As of September 30, 2011, subordinated debt balance was $305,741, of which $73,556 is included in current portion of subordinated debt.  As of December 31, 2010, subordinated debt balance was $348,658, of which $66,556 is included in current portion of subordinated debt.

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

The Company adopted the provisions of FASB ASC 815, “Derivatives and Hedging” (FASB ASC 815).  FASB ASC 815 requires freestanding contracts that are settled in a company’s own stock to be designated as an equity instrument, assets or liability. Under the provisions of FASB ASC 815, a contract designated as an asset or liability must be initially recorded and carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires.  Accordingly, the Company determined that the warrants should be accounted for as derivative liabilities and has recorded the initial value as a debt discount which will be amortized into interest expense using the effective interest method.  As of September 30, 2011, the balance of debt discount was $23,259, of which $17,444 was included in current portion of subordinated debt, with the remaining $5,815 included in subordinated debt, less current portion.  As of December 31, 2010, the balance of debt discount was $36,342, of which $17,444 was included in current portion of subordinated debt, with the remaining $18,898 included in subordinated debt, less current portion.  Subsequent changes to the marked-to-market value derivative liability will be recorded in earnings as derivative gains and losses. As of September 30, 2011, there were 112,000 warrants outstanding with a derivative liability of $79,852.  As of December 31, 2010, there were 112,000 warrants outstanding with a derivative liability of $98,560.  The $18,708 decrease in fair value is included in the income statement as gain on change in fair value of derivative.  The warrants were valued using the Black-Scholes model, which resulted in the fair value of the warrants at $0.71 per share using the following assumptions;

September 30, 2011
Risk-free rate	0.96%
Expected volatility	214.87%
Expected remaining life (in years)	5.25
Dividend yield	0.00%

NOTE 13.  SECURED ASSET PROMISSORY NOTE

During December 2010, the Company authorized a debt offering to be secured by real estate assets purchased in connection with Equitas Housing Fund, LLC, (“Equitas Offering”).  The Equitas Housing Fund offering, which is now closed, generated $1,200,000 in proceeds.  Of the $1,200,000 in proceeds received in December 2010, $300,000 was used to acquire non-performing, residential mortgage notes and the balance was used for mortgage note workout expenses and operational expenses of Halo Asset Management.  The Secured Asset Promissory Notes consist of a 25% coupon with a maturity date of December 31, 2012.  Accrued interest is to be paid quarterly at the end of each fiscal quarter beginning March 31, 2011 through maturity date and continuing until the promissory note has been paid in full.  The rights of the holders of the Secured Asset Promissory Notes include a security interest in the collateral of the above mentioned securities of real estate properties.  As of September 30, 2011, the Secured Asset Promissory Note balance was $1,200,000.  For the three and nine months ended September 30, 2011, the Company incurred $75,000 and $225,000 in interest expense on the note.  As of September 30, 2011, as all accrued interest has been paid in full, the accrued interest balance was $0.  For the year ended December 31, 2010, the Company raised $1,200,000 in the Equitas Offering.  As of December 31, 2010, the Secured Asset Promissory Note balance was $1,200,000.

NOTE 14.  RELATED PARTY TRANSACTIONS

For the three and nine months ended September 30, 2011, HPA and HAM recognized revenue totaling $388,969 and $712,767 from an entity owned by a significant shareholder in the Company.  The shareholder became a significant shareholder in December 2010 as part of the Assignment and Contribution Agreement (defined in Note 18 below).

For the three and nine months ended September 30, 2011 and 2010, the Company incurred consulting costs totaling $10,250, $71,750, $26,500 and $61,900 to two separate entities owned each by a director and former director of the Company.  The former director remains a significant shareholder in the Company.

For the three and nine months ended September 30, 2011 and 2010, the Company incurred interest expense to related parties (See Note 10).

All cash consideration received in the Series X Preferred (defined in Note 18 below), for the nine months ended September 30, 2011 is from a significant shareholder of the Company.

NOTE 15.  INCOME TAXES

For the three and nine months ended September 30, 2011 and 2010, the quarterly effective tax rate of 0% varies from the U.S. federal statutory rate primarily due to certain non-deductible expenses and an increase in the valuation allowance associated with the net operating loss carryforwards. Our deferred tax assets related to other state net operating loss carryforwards remain fully reserved due to uncertainty of utilization of those assets.

Deferred tax assets and liabilities are computed by applying the effective U.S. federal and state income tax rate to the gross amounts of temporary differences and other tax attributes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At September 30, 2011, the Company believed it was more likely than not that future tax benefits from net operating loss carry-forwards and other deferred tax assets would not be realizable through generation of future taxable income and are fully reserved.

The Company has net operating loss (“NOL”) carry-forwards of approximately $6,400,000 available for federal income tax purposes, which expire from 2011 to 2030.  A portion of the NOLs relating to GVC Venture Corp. are subject to certain annual limitations.  Certain substantial ownership changes, as defined in Internal Revenue Code Section 382, limit the utilization of the available NOLs (the Section 382 Limitation).  The Section 382 Limitation is calculated by multiplying the fair market value of the loss corporation immediately preceding the change of ownership by the long-term, tax-exempt rate prescribed by the IRS.

NOTE 16.  COMMITMENTS AND CONTINGENCIES

The Company leases its office facilities and various equipment under non-cancelable operating leases which provide for minimum monthly rental payments.  Pursuant to an office lease dated November 12, 2007, as amended, the Company is required to make monthly lease payments of $32,663, with an increase in May 2010 to $49,789 per month and in November 2010 to $61,199 per month.  On September 2, 2011, the Company amended its office facilities agreement with its lessor to reduce its leased office facilities and reduce its monthly cash payment to $43,552.  In amending the agreement, the Company and lessor also agreed to a reduction fee of $257,012, due by February 1, 2012.  This balance is included in current portion of deferred rent.  The Company has an interim agreement with the office lessor, that upon Halo meeting several hurdles, the lessor will agree to take the Company out of default (as disclosed in the 10-Q filing for the period ended June 30, 2011) which includes restructuring the reduction fee. At the time of this filing the interim agreement negotiation process was still underway.  Further, the amendment reduced the overall cash flow commitment for future minimum rent payments by approximately $650,000, with deferred rent on the consolidated balance sheets (separate from the reduction fee above) being reduced $56,295.  The lease expires on August 28, 2014.

Future minimum rental obligations under leases as of September 30, 2011 are as follows:

Years Ending December 31:
2011	$140,163
2012	811,573
2013	554,164
2014	351,047
Total Minimum lease commitments	$1,856,947

                 For the three and nine months ended September 30, 2011 and 2010, the Company incurred facilities rent expense totaling $331,138, $657,830, $148,476 and $425,881.

In the ordinary course of conducting its business, the Company may be subject to loss contingencies including possible disputes or lawsuits.  Management believes that the outcome of such contingencies will not have a material impact on the Company’s financial position or results of future operations.

NOTE 17. STOCK OPTIONS

The Company granted stock options to certain employees under the HGI 2007 Stock Plan, as amended (the “Plan”).   The Company was authorized to issue 2,950,000 shares subject to options, or stock purchase rights under the Plan.  These options (i) vest over a period no greater than two years, (ii) are contingently exercisable upon the occurrence of a specified event as defined by the option agreements, and (iii) expire three months following termination of employment or five years from the date of grant depending on whether or not the options were granted as incentive options or non-qualified options.  At September 30, 2009, pursuant to the terms of the Merger Agreement, all options granted prior to the Merger were assumed by the Company and any options available for issuance under the Plan but unissued, have been forfeited and consequently the Company has no additional shares subject to options or stock purchase rights available for issuance under the Plan.  As of September 30, 2011, 428,300 option shares have been exercised.  Total stock options outstanding through September 30, 2011 total 1,568,750.  The weighted average remaining contractual life of the outstanding options at September 30, 2011 is approximately 2.30 years.

A summary of stock option activity in the Plan is as follows:

			Weighted
		Exercise	Average
	Number of	Price	Exercise
	Options	Per Option	Price
Outstanding at December 31, 2009	2,827,470	$0.01 – 1.59	$0.66
Granted	-	-	-
Exercised	(363,500)	0.01	0.01
Canceled	(269,900)	0.01 – 1.59	1.54
Outstanding at December 31, 2010	2,194,070	$0.01 – 1.59	$0.47
Granted	-	-	-
Exercised	(64,800)	0.01	0.01
Canceled	(560,520)	0.01 – 1.59	0.07
Outstanding at September 30, 2011	1,568,750	$0.01 – 1.59	$0.86

All stock options granted under the Plan and as of September 30, 2011 became exercisable upon the occurrence of the Merger that occurred on September 30, 2009.  As such, equity-based compensation for the options will be recognized in earnings from issuance date of the options over the vesting period of the options effective September 30, 2009.  Total compensation cost to be expensed over the vesting period of stock options is $2,103,948, all of which has been expensed as of September 30, 2011.  For the three and nine months ended September 30, 2011, stock compensation expense totaled $27,878 and $113,400.

On July 19, 2010, the board of directors approved the Company’s 2010 Incentive Stock Plan (2010 Stock Plan).  The 2010 Stock Plan allows for the reservation of 7,000,000 shares of the Company’s common stock for issuance under the plan.  The 2010 Stock Plan became effective July 19, 2010 and terminates July 18, 2020.  As of September 30, 2011, no shares have been issued or stock option agreements executed under the 2010 Stock Plan.

NOTE 18. SHAREHOLDERS’ EQUITY

Common Stock

During the nine months ended September 30, 2011, 64,800 shares of common stock were issued via the exercise of stock options.

Total common shares outstanding totaled 65,494,506 as of September 30, 2011.

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

The Company issued 7,500,000 shares of Halo common in exchange for $3,000,000 in debt or equity capital.  The aggregate of 7,500,000 shares of Halo common will be subject to clawback (and cancellation) by Halo in the event that EAM does not generate at least three million dollars ($3,000,000) in new capital to Halo within twelve months following the closing.  Halo shall have the right to claw back 2.5 shares of Halo common for every dollar not raised within the twelve months.  Any cash generated by EAM will need to be designated for use in Halo’s general operations and not that of the EHF business to release the clawback rights.

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

Looking forward, at each future fiscal quarter end, the Company will determine performance completion subject to the two clawback provisions and measure fair value of the transaction at that time in accordance with ASC 505.  As of September 30, 2011, no additional performance completion triggers occurred for either clawback provision and as such no additional accounting entries needed.

As it relates to the intangible asset, the trade secrets purchased on the contract date above will in no case be forfeited by the Company regardless of the shares conveyance.

Preferred Stock

In connection with the Merger, the Company authorized 1,000,000 shares of Series Z Convertible Preferred Stock with a par value of $0.01 per share (the “Series Z Convertible Preferred”).  The number of shares of Series Z Preferred Stock may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series Z Preferred Shares to less than the number of shares then issued and outstanding.  In the event any Series Z Preferred Shares shall be converted, (i) the Series Z Preferred Shares so converted shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series Z Preferred Shares set forth in this section shall be automatically reduced by the number of Series Z Preferred Shares so converted and the number of shares of the Corporation’s undesignated Preferred Stock shall be deemed increased by such number.  The Series Z Convertible Preferred is convertible into common shares at the rate of 45 shares of common per one share of Series Z Convertible Preferred.  The Series Z Convertible Preferred has liquidation and other rights in preference to all other equity instruments.  Simultaneously upon conversion of the remaining Series A Preferred, Series B Preferred, and Series C Preferred and exercise of any outstanding stock options issued under the HGI 2007 Stock Plan into Series Z Convertible Preferred, they will automatically, without any action on the part of the holders, be converted into common shares of the Company.  During the nine months ended September 30, 2011, in connection with the exercise of stock options into common stock and converted Series A Preferred, Series B Preferred and Series C Preferred as noted above, 1,440 shares of Series Z Convertible Preferred were automatically converted into shares of the Company’s common stock leaving 917,270 shares of authorized undesignated Preferred Stock in the Company in accordance with the Series Z Convertible Preferred certificate of designation.  As of September 30, 2011 there were 82,730 shares of Series Z Preferred authorized with zero shares issued and outstanding.

The Company authorized 125,000 shares of Series X Convertible Preferred Stock with a par value of $0.01 per share (the “Series X Preferred”).  In 2010 the Company subsequently amended the Series X Preferred in order to authorize an additional 50,000 shares for total authorized shares of 175,000.  The number of shares of Series X Preferred may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series X Preferred to less than the number of shares then issued and outstanding.  In the event any Series X Preferred Shares shall be redeemed, (i) the Series X Preferred so redeemed shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series X Preferred Shares set forth in this section shall be automatically reduced by the number of Series X Preferred Shares so redeemed and the number of shares of the Corporation's undesignated Preferred Stock shall be deemed increased by such number.  The Series X Preferred Shares rank senior to the Company’s common stock to the extent of $10.00 per Series X Preferred Shares and on a parity with the Company’s common stock as to amounts in excess thereof.  The holders of Series X Preferred shall not have voting rights.  Holders of the Series X Preferred shall be entitled to receive, when and as declared by the board of directors, dividends at an annual rate of 9% payable in cash when declared by the board.  Holders of Series X Preferred have a liquidation preference per share equal to $10.00.  The liquidation preference was $1,585,770 as of September 30, 2011.  As of September 30, 2011 there were 175,000 shares authorized with 158,577 shares issued and outstanding.  Of the 158,577 shares issued and outstanding, 68,577 shares were related to the 2010 conversion from notes payable due to related parties.  The remaining 90,000 shares were issued for cash consideration.

The HGI Series A Convertible Preferred Stock (the “Series A Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series A Preferred would be entitled to upon conversion, as defined in the Series A Preferred certificate of designation.  The liquidation preference was $615,140, of which $55,641 is an accrued dividend at September 30, 2011.  Holders of the Series A Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company.  The Series A Preferred is convertible into the Company’s common stock at a conversion price of $1.25 per share.  The Series A Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company.  The Series A Preferred is redeemable at the option of the Company at $1.80 per share prior to conversion.  As of September 30, 2011, there have been 127,001 shares of Series A Preferred converted or redeemed.  The Series A Preferred does not have voting rights.   The Series A Preferred ranks senior to the following capital stock of the Company: (a) Series B Preferred, and (b) Series C Preferred.

The HGI Series B Convertible Preferred Stock (the “Series B Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series B Preferred would be entitled to upon conversion.  The liquidation preference was $517,540, of which $57,628  is an accrued dividend at September 30, 2011.  Holders of the Series B Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company.  The Series B Preferred is convertible into the Company’s common stock at a conversion price of $1.74 per share.  The Series B Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company.  The Series B Preferred is redeemable at the option of the Company at $2.30 per share prior to conversion.  As of September 30, 2011, there have been 270,044 shares of Series B Preferred converted or redeemed.  The Series B Preferred does not have voting rights.  Series B Preferred ranks senior to the following capital stock of the Company: the Series C Preferred.

The HGI Series C Convertible Preferred Stock (the “Series C Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series C Preferred would be entitled to upon conversion.  The liquidation preference was $342,311, of which $32,311 is an accrued dividend at September 30, 2011.  Holders of the Series C Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company.  The Series C Preferred is convertible into the Company’s common stock at an initial conversion price of $2.27 per share.  The Series C Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company.  The Series C Preferred is redeemable at the option of the Company at $2.75 per share prior to conversion.  As of September 30, 2011, there have been 28,000 shares of Series C Preferred converted or redeemed.   The Series C Preferred does not have voting rights.   Series C Preferred ranks senior to the following capital stock of the Company: None.

The Company had issued and outstanding at September 30, 2011, 372,999 shares of Series A Preferred, 229,956 shares of Series B Preferred, and 124,000 shares of Series C Preferred, all with a par value of $0.001.

NOTE 19.  SUBSEQUENT EVENTS

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

Plan of Operations

Halo has developed a fee for service business model through Halo Asset Management for the monetization of non-performing, residential mortgage notes (“NPNs”) or foreclosed single family homes (“REO”) (collectively, “Assets”).  Halo provides investors and asset owners a complete suite of asset management and mortgage services including, but not limited to (i) portfolio due diligence such as valuation engines, tax research, portfolio bid management, cost allocations and decision support; (ii) acquisition services including portfolio reconciliation, title, and tax reporting, an investor portal, initial portfolio inspection and servicing transfer assistance; (iii) repositioning services including portfolio restructuring, valuations, document preparation engine, document e-vaulting and proprietary loan underwriting; (iv) asset management and mortgage servicing including portfolio accounting, servicing and loan management functions, escrow administration, payment processing, loss mitigation and default resolution; and (v) liquidation strategies including predictive liquidity waterfalls, portfolio liquidation analysis, market analysis and disposition support.  Halo focuses on the monetization and servicing of distressed real estate assets and finding a win-win solution for the asset owner/investor and the consumer.  Halo will board REO properties as well as sub-performing and non-performing first position mortgages from banks, financial institutions and mortgage servicers which have been purchased by investors.  The majority of the assets will be either modified first lean mortgages or sold via owner finance, as opposed to a fire sale through the traditional broker network.  HAM, through its strategic sub-servicing relationship, will season the notes for 6-24 months collecting cash flow payments from the borrower.  At the same time Halo can provide consumer financial rehabilitation services to each customer, including debt relief, credit restoration and financial education.  Halo utilizes several different strategies to place a new borrower in the Asset and following several months of seller financed payment seasoning, disposes of the performing Assets in bulk to various bulk performing asset buyers.  Prior to any bulk disposal, Halo will refinance those consumers that have achieved a level of qualification capable of securing the loan.

For the NPN’s, Halo will attempt to restructure or modify the note for those borrowers who have a desire to stay in the home and have the capacity to afford the home.    For the borrowers who either lack the desire to stay in the home or who lack the capacity to afford the home, Halo will get a deed-in-lieu of foreclosure from the borrower (which ensures the investor ownership of the underlying asset; not just the purchased note), often times through incentives, and Halo shall take the home back to an REO.

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

Currently, HAM is under contract to manage and service approximately 4,500 assets in various stages of their life-cycle ranging from REO and non-performing loans to re-performing note modifications and performing owner financed contract-for-deeds.  The Company believes that the country is in a long term deleveraging cycle whereby home financing will continue to be difficult to obtain.  For this same reason, we believe that investors will continue to be able to purchase Assets in bulk from large institutional sellers at deep discounts and Halo’s goal is to establish itself, with the help of its unique technology platform and key servicing and vendor relationships, as the premier asset manager/servicer in the distress non-performing loan and REO sector.

In addition to fees for managing, disposition fees and monetizing Assets for HAM, we plan to increase concentration on the business-to-business marketing strategy.  HPA targets other asset purchasers or servicers (“Client”) and leverages the business model described above as well as an integrated approach for returning performance to distressed asset/debt portfolios by balancing strong focus on restoring stability and predictability to loan portfolios and increasing cash flow with unique and convenient solutions for our Clients and their customers.  HPA services include portfolio strategy consulting, default management, asset/liability management, asset preservation management, debt servicing, debt restructuring, campaign management advisement, portfolio acquisition and disposal support.

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

Results of Operations for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010

Revenues

For the three months ended September 30, 2011, revenue was up $1,144,377 to $1,342,262 from $197,885 for the three months ended September 30, 2010 in the Company’s HAM, HPA, HGR, and HSIS subsidiaries combined.  The $1,342,262 in revenues accounts for 92% of the Company’s revenues for the three months ended September 30, 2011 compared to $197,885 and 12% for the three months ended September 30, 2010.  For the nine months ended September 30, 2011, revenue was up $1,894,145 to $2,405,297 for the nine months ended September 30, 2011 from $511,152 for the nine months ended September 30, 2010 in the Company’s HAM, HPA, HGR, and HSIS subsidiaries combined.   Notwithstanding, overall Revenue was down $222,521 or 13% to $1,453,009 for the three months ended September 30, 2011 from $1,453,009 for the three months ended September 30, 2010.  Revenue was down $2,645,079 or 46% to $3,117,648 for the nine months ended September 30, 2011 from $5,762,726 for the nine months ended September 30, 2010.  The difference and overall reduction in revenue is primarily in HDS due to several factors including management’s decision in late 2010 to implement a smaller marketing and customer lead budget, a reduced sales team and the overall affect of the amended Federal Trade Commission’s (FTC) Telemarketing Sales Rule (“TSR”) applicable to debt settlement fees.  We continue to earmark marketing dollars and executive team focus in several of the other subsidiaries in an effort to increase those subsidiaries top line revenues as part of the Company’s long term growth plans.  Those subsidiaries include HAM, HPA, HGR and HSIS.  As noted above, these entities have seen revenue growth in 2011, specifically in the three months ended September 30, 2011, to help offset the decrease of HDS.  The most significant revenue growth has been in HAM as we began execution on the operational strategy discussed in plan of operations above with several investor groups in the third quarter of 2011.  HAM revenues account for 55% of the overall revenue of the Company for the three months ended September 30, 2011.  Halo continues to innovate and deploy its overall market strategy and reinvent its ability to provide increasingly effective and efficient services to business and consumer customers alike.

Looking forward to the remaining months of fiscal year ending December 31, 2011, our focus continues to remain on additional top line revenue growth of the subsidiaries named above.

As it relates to the Company providing debt settlement services to customers, management summarizes the following; effective October 27, 2010, there were no new sales in HDS (current servicing of existing customers is still active, including collecting of fees already earned and owed on all existing customers), rather all new sales of debt settlement services by Halo were performed by HFS specifically in adherence with regulatory guidelines established under the recent amendments to the TSR applicable to debt settlement fees.  Under the TSR, for which all cash flows were received following performance, the financial success of this business was going to be through long term residual growth built by building up a steady customer base over 2011 and seeing residual cash flows start flowing in as successful customer settlements increased.  Although HFS has seen an increase in the ability to quickly settle a customer’s debts and recognize revenue, because management noticed a trend in rising marketing costs, coupled with decreased sales volume and increased competition for leads and quality sales agents, management made a strategic decision to scale back sales operations and minimize the commitment of marketing dollars in HFS.  Management believes that operational capital is better spent on our opportunities in HAM and HPA and has seen an immediate impact on revenue since shifting increased marketing and operational capital to those subsidiaries at the expense of HFS. The Company continues to provide settlement services to the customers in existence at the time of the sales team scale back.  With that said, for the three and nine months ended September 30, 2011, HFS revenues were up $50,379 and $161,190 compared to the three and nine months September 30, 2010.  Management does not anticipate HFS revenues being material to the Company for fiscal year 2011.  Management believes the most effective way to leverage our HFS sales and negotiation back office is through both organic referrals from our other subsidiaries and wholesale accounts gained from our Client’s in HPA and HAM.

As noted above, Halo’s HPA subsidiary saw revenue grow to $156,402 for the three months ended September 30, 2011 compared to $39,391 for the three months ended September 30, 2010.  HPA revenue grew to $458,822 for the nine months ended September 30, 2011compared to $54,515 for the nine months ended September 30, 2010.   Management expects that growth to continue throughout the remainder of 2011.

Operating Expenses

Sales and marketing expenses include advertising, marketing and customer lead purchases, and direct sales costs incurred including appraisals, credit reports, sales commissions, contract service commissions and monthly servicing cost for HAM.  The majority of contract service commissions include those commissions paid to our independent real estate agents in HGR, contract service costs in HPA and Company sales commissions and contract service commissions paid for success fees earned by HAM.  Sales and marketing expenses increased $262,540 or 92% to $547,137 for the three months ended September 30, 2011 from $284,597 for the three months ended September 30, 2010.  Sales and marketing expenses increased $100,640 or 9% to $1,206,277 for the nine months ended September 30, 2011 from $1,105,637 for the nine months ended September 30, 2010.  This increase is primarily attributable to the following factors; (1) overall increase in HGR’s real estate closing commissions paid to independent agents during the same time period, consistent with the above noted increases in revenues in HGR, (2) overall increase in HAM commissions paid to both internal and external sales force for success fees earned, consistent with above noted increases in revenues in HAM, (3) overall increase in HPA contract service costs directly associated with an increase in sales, consistent with above noted increases in revenue in HPA.  As noted in revenues above, the three months ended September 30, 2011 saw a material increase in revenues in HAM and HPA and as such the Company experienced a considerable amount of its increase in sales and marketing expense in HAM and HPA for the period then ended.  This increase is offset by a reduction in HDS lead purchase expense, consistent with the above noted decrease in revenues, during the three and nine months ended September 30, 2011compared to the three and nine months ended September 30, 2010.

General and administrative expenses decreased $565,885 or 48% to $611,641 for the three months ended September 30, 2011 from $1,177,526 for the three months ended September 30, 2010.  General and administrative expenses decreased $1,036,760 or 34% to $2,020,168 for the nine months ended September 30, 2011 from $3,056,928 for the nine months ended September 30, 2010.  This decrease is a result of several items including a decrease in allowance for doubtful accounts which is charged to bad debt expense, included within general and administrative expenses.  This decrease is in line with the overall decrease in revenue and accounts receivable of HDS.  See significant accounting policies contained in Note 2 to the consolidated financial statements.  The decrease is also attributable to the following; (a) reduction of consulting costs occurred during the three and nine months ended September 30, 2010, (b) reduction in insurance costs associated with reduction in employee headcount, and (c) reduction of several general and administrative expenses necessary during the first operating year (October 1, 2009-September 30, 2010) the Company went public including professional fees for legal, stock transfer, and investor relations costs.  The decrease is offset by an increase in rent expense contractually entered into which included increased square footage occupied at the Company’s offices and the $257,012 reduction fee associated with the Company’s offices as discussed further in Note 16 to the consolidated financials.

Salary, wages and benefits decreased $495,471 or 39% to $766,754 for the three months ended September 30, 2011 from $1,262,225 for the three months ended September 30, 2010.  Approximately $196,869 or 40% of this decrease is stock option compensation expense for any options that had vested during the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  As noted in the significant accounting policies contained in Note 2 to the consolidated financial statements, the fair value of stock options at the date of grant is determined via the Black Scholes model and, since the options were exercisable upon the occurrence of the Merger occurring on September 30, 2009, the fair value of such options was recognized into earnings over the vesting period of the options beginning when the Merger occurred.  Stock compensation related to the 2007 stock plan is fully vested as of September 30, 2011.  Stock compensation is a non-cash expense item.  The remaining $298,602 or 60% decrease is a reduction in overall employee headcount primarily from reduction in force efforts at both the parent company and within HFS and HDS, consistent with senior leadership’s decision to implement decreased marketing, salaries, and variable overhead and operational costs to HFS and HDS as we increased our efforts to grow revenue in various other Halo ventures discussed above.  As salaries, wages and benefits is the most significant cost to the Company, management actively monitors this cost to ensure it is in line with our business plan.  Salary, wages and benefits decreased $1,521,563 or 38% to $2,495,006 for the nine months ended September 30, 2011 from $4,016,569 for the nine months ended September 30, 2010.  Approximately $432,704 or 28% of this decrease is stock option compensation expense for any options that had vested during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  The remaining $1,088,859 or 72% decrease is a reduction in overall employee headcount related to the reasons noted above.

Interest expense increased $74,470 or 168% to $118,771 for the three months ended September 30, 2011 from $44,301 for the three months ended September 30, 2010.  Interest expense increased $232,992 or 156% to $382,343 for the nine months ended September 30, 2011 from $149,351 for the nine months ended September 30, 2010.  The increase is primarily attributable to the 2011 $75,000 quarterly interest expense associated with secured asset promissory note discussed in Note 13 to the consolidated financial statements.

The Company experienced a decrease in its overall net loss of $507,003 and 48% to a net loss of $559,550 for the three months ended September 30, 2011 from a net loss of $1,066,552 for the three months ended September 30, 2010.  The Company experienced losses of $430,298 and 17% to a net loss of $2,963,865 for the nine months ended September 30, 2011 from a net loss of $2,533,567 for the nine months ended September 30, 2010 primarily attributable to the reasons noted above.

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

Liquidity and Capital Resources

As of September 30, 2011, the Company had cash and cash equivalents of $165,903.  The decrease of $8,695 in cash and cash equivalents from December 31, 2010 was due to cash used in operating activities of $502,213 offset by cash provided by financing activities of $323,736 and investing activities of $169,782.

Net cash used in operating activities was $502,213 for the nine months ended September 30, 2011, compared to $1,124,591 net cash used in operating activities for the nine months ended September 30, 2010.  The net cash used in operating activities for the nine months ended September 30, 2011 was due to a net loss of $2,963,865, adjusted primarily by the following: (1) non cash expense items including depreciation of $95,686, bad debt expense of $563,427, share-based compensation expense of $113,400 and (2) an increase in accounts payable of $483,717, an increase in accrued liabilities of $399,777, a decrease in gross accounts receivable of $480,178, an increase in deferred revenue of $156,683, and an increase in deferred rent of $143,036.  The remaining immaterial variance is related to changes in operating assets and liabilities, a change in the noncontrolling interest balance, a non cash gain on the change in fair value of derivative, a gain on sale of equipment and income from investment in an unconsolidated entity (net of cash return on the investment).

Net accounts receivable decreased by $1,043,605 or 59%.  The decrease was a result of bad debt expense of $563,427 directly impacting the allowance for doubtful accounts less the decrease in gross accounts receivable of $480,178.  Allowance for loan loss and bad debt expense is discussed in significant accounting policies above.  Continuing into fiscal year end 2011, we expect the account receivable balance in HDS to continue decreasing as we begin to fully implement the business plan discussed in Plan of Operations above.  As such, the HDS accounts receivable balance will wind down by the completion of the program via contractual payments of customers less cancellations and chargeoffs.

The accounts payable increase is primarily the result of the timing of payments in monthly vendor commitments and payables.  As the Company has seen declines in its top line revenues, expenses have also declined accordingly.  However, the timing of the revenue decreases, in line with the Company’s attempt to raise capital for future successful business operations discussed in Plan of Operations above, has required the Company to strategically monitor its payables and cash flow outlays.  The Company pro-actively manages the timing and aging of vendor payables throughout the year.  The increase in accrued liabilities of $399,777 is primarily related to $388,037 in salaries and wages payable (including payroll tax and accrued penalties).  These increases in accrued liabilities are offset by a $23,538 decrease in deferred compensation and $35,048 decrease in other accruals.  Deferred revenue increased $156,683 primarily related to the collection of asset management fees in its HAM subsidiary.  Deferred revenue is discussed further in significant accounting policies above.  Deferred rent increased $143,036 primarily related to the $257,012 reduction fee accrued in September 2011 from the Company’s office lessor discussed in Note 16 to the consolidated financials, offset by the release of deferred rent associated with the reduction in office space leased as well as the paydown of deferred rent balance during the nine months ended September 30, 2011.  Continuing forward, the deferred rent balance will continue to decrease as the monthly cash payment to the office lessor exceeds the straight line monthly expense booked in general and administrative expenses.

Net cash provided by investing activities was $169,782 for the nine months ended September 30, 2011, compared to net cash used in investing activities of $167,396 for the nine months ended September 30, 2010.  Investing activities for the nine months ended September 30, 2011 consisted primarily of the release of $90,000 in deposits held by the merchant bank to cover potential losses by the bank from HDS customer cancellations (see further discussion in Note 2 to the consolidated financial statements), $59,550 proceeds received from the sale of equipment during the three months ended September 30, 2011, and the receipt of $20,432 in proceeds on portfolio assets as discussed in Note 7 to the consolidated financials.

Net cash provided by financing activities was $323,736 for the nine months ended September 30, 2011, compared to net cash provided by financing activities of $1,242,702 for the nine months ended September 30, 2010.  Financing activities for the nine months ended September 30, 2011 consisted primarily of the proceeds received from issuance of Series X Convertible preferred stock of $198,000, proceeds of $483,000 received from notes payable to related parties, offset by $357,911 in payment of principal on notes payable, related party notes payable and subordinated debt.  The Company did receive proceeds of $648 from the exercise of stock options during the nine months ended September 30, 2011.

As shown below, at September 30, 2011, our contractual cash obligations totaled approximately $4,348,988, all of which consisted of operating lease obligations and debt principal repayment.

	Payments due by December 31,
Contractual Obligations	2011	2012-2013	2014-2015	2016 & Thereafter	Total
Debt Obligations	$164,881	$2,037,544	$164,982	$133,508	$2,500,915

Operating Lease Obligations	$140,163	$1,365,737	$351,047	$0	$1,856,947

Total Contractual Cash Obligations	$305,044	$3,403,281	$516,029	$133,508	$4,357,862

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

Off Balance Sheet Transactions and Related Matters

Other than operating leases discussed in Note 16 to the consolidated financial statements, there are no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.

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

Our products and services are subject to changes in applicable laws and government regulations.  In the United States, we are regulated pursuant to laws applicable to businesses in general.  And in some areas of our business, we are subject to specific laws regulating the availability of certain material related to, or to the obtaining of, personal information.  Adverse developments in the legal or regulatory environment relating to the debt collection, mortgage servicing and mortgage origination industries in the United States could have a material adverse effect on our business, financial condition and operating results.  A number of legislative and regulatory proposals from the federal government and various state governments in the areas of debt collection, mortgage servicing, mortgage origination, consumer protection, advertising, and privacy, among others, have been adopted or are now under consideration.  We are unable at this time to predict which, if any, of the proposals under consideration may be adopted and, with respect to proposals that have been or will be adopted, whether they will have a beneficial or an adverse effect on our business, financial condition and operating results.

For the mortgage origination and mortgage servicing industries in particular, legislation in the United States has been pervasive and is under constant review for amendment or expansion. Pursuant to such legislation, numerous federal, state and local departments and agencies have issued extensive rules and regulations, some of which carry substantial penalties for failure to comply. These laws and regulations increase the cost of doing business and, consequently, affect profitability. Since new legislation affecting the mortgage origination and mortgage servicing industries is commonplace and existing laws and regulations are frequently amended or reinterpreted, the company is unable to predict the future cost or impact of complying with these laws and regulations.  However, the Company considers the cost of regulatory compliance a necessary and manageable part of its business.  Further, the Company has been able to plan for and comply with new regulatory initiatives without materially altering its operating strategies.

Specific laws which affect Halo Asset Management and Halo Portfolio Advisors in particular are the following:  The Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (“S.A.F.E. Act”), the Fair Debt Collection Practices Act (“FDCPA”), and the Real Estate Settlement Procedures Act (“Regulation X” or “RESPA”).  Currently, the Company is fully compliant with each of these laws.  The Company believes that these laws, as currently enacted, provide barriers to entry for potential competitors, by virtue of their respective bonding and licensing requirements, and the overall cost of compliance.  The Company believes that Halo Asset Management and Halo Portfolio Advisors maintain a competitive advantage in the marketplace because the Company is already fully compliant with each of the referenced laws.

In addition to the referenced federal laws and regulations, state mortgage origination and mortgage servicing laws and regulations also affect the Halo Asset Management and Halo Portfolio Advisors businesses, by providing further barriers to entry as well as additional compliance and enforcement procedures for our unlicensed, noncompliant competition.  The Company is currently compliant with all relevant state laws and regulations in the states in which the Company does business, however, if the relevant laws and regulations were to change in the states where the Company has its highest concentration of business, such change could have an adverse impact on the Company’s operating strategy and overall revenues.

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

Date: November 14, 2011	By:	/s/ Brandon Cade Thompson
Brandon Cade Thompson
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Paul Williams
Paul Williams
Chief Financial Officer
(Principal Financial Officer)

Date: November 14, 2011	By:	/s/ Robbie Hicks
Robbie Hicks
Vice President and Controller