Form 10-K
period 2011-12-31
Halo Companies, Inc.
filed 2012-03-30
CIK 814286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-K
_______________

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
Yes  [_]    No  [X]

As of June 30, 2011, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the issuer was approximately $6,418,461 based on the last sales price of the issuer’s Common Stock, as reported by Bloomberg LP Investor Services.  This amount excludes the market value of all shares as to which any executive officer, director or person known to the registrant to be the beneficial owner of at least 5% of the registrant’s Common Stock may be deemed to have sole or shared voting power.

The number of shares outstanding of the registrant’s Common Stock as of March 30, 2012 was 65,576,414.

DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents incorporated herein by reference and the part of this Report into which each such document is incorporated:

None

HALO COMPANIES, INC.
FORM 10-K
TABLE OF CONTENTS

Forward-Looking Statements

Part I
Item 1.	Business.	-4-
Item 1A.	Risk Factors.	-7-
Item 1B.	Unresolved Staff Comments.	-10-
Item 2.	Properties.	-10-
Item 3.	Legal Proceedings.	-10-
Item 4.	Mine Safety Disclosures.	-11-

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	-11-
Item 6.	Selected Financial Data.	-12-
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	-12-
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	-18-
Item 8.	Financial Statements and Supplementary Data.	-18-
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	-19-
Item 9A.	Controls and Procedures.	-19-
Item 9B.	Other Information.	-19-

PART III
Item 10.	Directors, Executive Officers and Corporate Governance.	-20-
Item 11.	Executive Compensation.	-23-
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	-25-
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	-28-
Item 14.	Principal Accounting Fees and Services.	-29-

Part IV
Item 15.	Exhibits, Financial Statement Schedules.	-30-

SIGNATURES

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report that are not statements of historical fact constitute “forward-looking statements”.  Words such as “may,” “seek,” “expect,” “anticipate,” “estimate,” “project,” “budget,” “goal,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “strategy,” “believes,” “predicts,” “potential,” “continue,” and similar expressions are intended to identify such forward-looking statements but are not the exclusive means of identifying such statements.  Although the Company believes that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the Company’s future plans, operations, business strategies, operating results and financial position, are inherently subject to risks, uncertainties, and other factors, many of which are not under the Company’s control.  Those risks, uncertainties, and other factors could cause the actual results to differ materially from those in the forward-looking statements.  Those risks, uncertainties, and factors (including the risks contained in the section of this report titled “Risk Factors”) that could cause the Company’s actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements and its goals and strategies to not be achieved.  You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Report.  The Company expressly disclaims any obligation to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or expectations. The Company can give no assurances that such forward-looking statements will prove to be correct.

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

Business Overview

The Company, through its subsidiaries, operates a nationwide distressed asset services company, providing technology-driven asset management, portfolio due diligence, acquisition, repositioning and liquidation strategies for the private investment and mortgage servicing industry. Founded in 2004, Halo began operating in the mortgage origination sector, expanding quickly to an award-winning consumer financial services company. Halo’s years of experience, key leadership and industry knowledge, laid the foundation for its emergence as a premier distressed asset services company.

Products and Services

Halo focuses its distressed asset services, portfolio due diligence, and asset liquidation strategies primarily on single family residential real estate across the United States for its business customers (typically distressed debt investors or debt servicers) to market turnkey solutions for improved performance and monetization of their portfolios.  In today’s economy, lenders are experiencing an overflow of distressed assets.  Many mortgage debt servicers are currently overwhelmed with externally imposed programs that are stretching the limits of their human resources, money and time. Halo’s technology systems are bundled with transparency, accountability, efficiency, and flexibility. This unique strategy directs borrowers into an intelligent, results-driven process that establishes affordable, long-term mortgages while also achieving an improved return for lenders and investors, when compared to foreclosure.  Secondarily, Halo assists consumers who may be in various stages of financial need, by individually reducing their debt, correcting their credit profile and providing proper insurance for their personal life and health and personal assets.  Although not part of the Company’s service portfolio heading into 2012, during 2011, the Company also assisted consumers with securing home mortgages and buying, selling, and renting residential residences.

 The following outline briefly describes Halo’s various subsidiaries and the products and services they offer.  The Company provides segment reporting in accordance with generally accepted accounting principles in Note 4 to the consolidated financial statements.

Halo Asset Management, LLC   Halo Asset Management (HAM) was formed as the operating company for a “fee for service” default and disposition asset management business model supporting our clients’ investment into funds of real estate owned (REO) properties or non-performing loans.  The clients primary investment focus is to acquire properties in metropolitan areas with an emphasis on acquiring below replacement cost, undervalued or distressed properties through REO.  The Company has allocated many of its resources to the development and launch of HAM which management notes is the core business of the Company today and moving forward.  HAM will have access to the full gamut of operational efficiencies and stream line processes offered by the other Halo entities in order to properly service and provide necessary value added opportunities to the home owners and occupants in the homes that are purchased.  HAM created a unique business plan that takes advantage of two of the largest anomalies that exist in today’s residential real estate market: (1) the collapse of available capital for lending to a large percentage of the consumer market, and (2) the over-correction of home prices particularly in low-to moderate-income markets.

UHalo Portfolio Advisors, LLCU  Halo Portfolio Advisors (HPA) works with asset managers, investors and servicers to provide a custom, tailored workout program that will improve the performance of the assets or notes through a myriad of creative analytic and retention strategies.  HPA utilizes Halo’s proprietary, in-house technology to provide a proprietary, customized analysis of a Client’s position.  HPA then custom tailors a solution for the Client which provides the Client analytics on which assets or notes to monetize first and what options are best utilized to monetize each individual asset or note.  HPA is then able to follow with Halo’s suite of consumer financial products including short sale services, credit repair, and unsecured debt resolution to assist the Client in carrying out the custom solution that HPA recommended.  Secondarily, HPA targets other asset purchasers or servicers using an integrated approach for returning performance to distressed asset/debt portfolios by balancing strong focus on restoring stability and predictability to loan portfolios and increasing cash flow with unique and convenient solutions for our Clients and their customers.  These services include portfolio strategy consulting, default management, asset/liability management, asset preservation management, debt restructuring, portfolio acquisition and liquidation support.

UHalo Credit Solutions, LLCU  Halo Credit Solutions (HCS) uses proprietary credit repair management software to dispute inaccuracies and errors in consumer credit reports on behalf of its clients over a six-month time frame.

UHalo Select Insurance Services, LLCU  Halo Select Insurance Services (HSIS) is a member in Halo Choice Insurance Services, LLC (HCIS), and owns a 49% interest.  Halo Select Insurance Services serves as a health and life insurance brokerage marketing multiple carriers’ products primarily in limited benefit health, major medical, short term medical, and life insurance.  HSIS is currently licensed in multiple states.  Halo Choice Insurance Services represents the lines of multiple insurance companies, including State Auto, Safeco, Travelers, CNA, Progressive, and Hartford.
U

Halo Debt Solutions, Inc.U  Halo Debt Solutions (HDS) provides debt settlement services, negotiating and settling various types of unsecured debt on behalf of its clients.  The Company’s primary goal is to help clients achieve an unsecured debt-free lifestyle.  The Company’s programs provide affordable payment plans, based upon each client’s personal financial situation.  HDS provides these services to its clients consistent with industry standards for debt negotiation and educational support.  Although HDS has not taken on any new customers since October 2010, it continues to provide its debt settlement services and collect its fees from customers enrolled prior to that time.

UHalo Financial Services, LLCU  Halo Financial Services (HFS) is primarily focused in the consumer debt education, analysis and debt workout program.  HFS utilizes cutting edge technology and algorithms to produce the best scenario determined for each individual. The technology is derived from thousands of case studies which were evaluated and logged with consideration based on multiple factors. Factors include state, region, income level, debt load, type of debt, and many others.  This entity is focused on providing the Company additional opportunities in the market as its business model takes into consideration the ever increasing regulatory issues surrounding this consumer market.  Although the HFS stopped soliciting new business in the second quarter of 2011, it continues to provide its services to customers enrolled prior to that time. U

Halo Group Realty, LLCU  Halo Group Realty (HGR), a real estate agency, provides real estate services to home buyers and sellers, including marketing and listing services and home value appraisals.  Halo realizes that most of its clients have real estate needs and, because of the existing business relationship with other Halo subsidiaries, these clients are often willing to utilize the services of Halo Group Realty.

UHalo Group Mortgage, LLCU   Halo Group Mortgage (HGM) is a full-service mortgage brokerage institution in the retail lending environment.  HGM is currently licensed in several southwestern states.  During 2010, HGM began operations in a joint venture agreement for the purpose of providing mortgage banking services to consumers in states that HGM was not currently licensed in.

UHalo Benefits, Inc.U  Halo Benefits (HBI) offers financial services to individuals through associations, insurance companies, and employee benefit services groups. HaloCare, a product of Halo Benefits, provides a comprehensive solution to address most common financial challenges including debt settlement, credit repair, foreclosure avoidance, bankruptcy counseling, and financial education. Through the power of the HaloCare initiative, Halo Benefits provides unparalleled financial assistance for the American consumer.

Equitas Housing Fund, LLC  In December 2010, Equitas Housing Fund, LLC (EHF) entered into an agreement to purchase non-performing mortgage notes secured by the property, across the United States, for 6.6% of unpaid principal balance. Total purchase price of the investment was $300,000.  The Company utilizes several different strategies to place a new borrower in an asset or to modify the terms of an existing borrower and subsequently plans to season the notes and collect cash flow payments from the borrower while providing consumer financial rehabilitation services to each customer, including debt relief, credit restoration and financial education.  Following seasoning, the Company plans to dispose of the performing Assets in bulk to various bulk performing asset buyers.

Recent Developments

Looking back to the year ended December 31, 2011, management believed that operational and financial capital was best spent on our opportunities in HAM and HPA, and, as a result, saw a material improvement in our bottom line for the year ended December 31, 2011 compared to the year ended December 31, 2010.  In doing so, management committed to growing the HAM and HPA business verticals at the expense of our debt settlement company, HFS.

Although not material to the consolidated financial statements, during the three months ended December 31, 2011, Halo wound down the joint venture agreement and remaining operations of the mortgage banking vertical.  The joint venture arrangement was not in line with the Company’s future growth strategy and financial capitalization of the asset management and portfolio advisor subsidiaries.

Competition

The asset management and financial services industries are highly competitive, and there is considerable competition from major institutions in Halo’s lines of business, including national financial institutions, real estate agencies and insurance companies, as well as specialty consumer financial services companies offering one or more of the products and services offered by Halo.  The development and commercialization of new products and services to address consumers’ financial needs is highly competitive, and there will be considerable competition from major companies seeking to expand their own product and service offerings. Many of Halo’s competitors have substantially more resources than Halo, including both financial and technical resources.  Additionally, competition is intense in obtaining highly qualified employees.

Intellectual Property

The Company maintains copyrights on its printed marketing materials, web pages and proprietary software.  Halo’s goal is to preserve the Company’s trade secrets, without infringing on the proprietary rights of other parties.

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

Employees

As of December 31, 2011, the Company had 95 staff members, including 40 full-time employees and 55 independent contractors which were primarily residential real estate agents working in the north Texas region.  None of the Company’s employees is covered by a collective bargaining agreement.  Halo believes that it maintains good relationships with its employees and its independent contractors.

Government Regulation

The services provided by the Company, through its subsidiaries, are extensively regulated by federal and state authorities in the United States.  Halo believes it is in compliance with federal and state qualification and registration requirements in order that it may continue to provide services to its clients consistent with applicable laws and regulations.  See Risk Factors below for further discussion about the risks involved with Company’s regulatory environment.

Item 1A.  RISK FACTORS.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.  The Company has a relatively limited operating history.  Our limited operating history and the unpredictability of the distressed real estate and mortgage services industry make it difficult for investors to evaluate our business.  An investor in our securities must consider the risks, uncertainties and difficulties frequently encountered by companies in rapidly evolving markets.

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

Item 1B.  UNRESOLVED STAFF COMMENTS.

None.

Item 2.  PROPERTIES.

The Company’s corporate offices are located at 700 Central Expressway South, Suite 500, Allen, Texas 75013, where Halo has 24,297 square feet of office space under lease.  Pursuant to an office lease dated September 2, 2011, the Company is required to make monthly lease payments of $43,552 per month.  Currently, the lease is set to expire on August 28, 2014.

Item 3.  LEGAL PROCEEDINGS.

The Company and certain of its affiliates, officers and directors have been named as defendants in an action filed on December 12, 2011 in the 191st District Court of Dallas County, Texas.  The Plaintiffs allege that the Company has misappropriated funds in connection with offerings of securities during 2010 and 2011.  The complaint further alleges that Defendants engaged in fraudulent inducement, negligent misrepresentation, fraud, breach of fiduciary duty, negligence, breach of contract, unjust enrichment, conversion, violation of the Texas Securities Act, and civil conspiracy.  The action seeks an injunction and a demand for accounting along with damages in the amount of $4,898,157.  The Company has taken the position that the Plaintiffs’ claims have no merit, and accordingly is defending the matter vigorously.  Defendants have filed a general denial of the claims as well as a Motion to Designate Responsible Third Parties whom Defendants believe are responsible for any damages Plaintiffs may have incurred.  Defendants have also filed a Motion for Sanctions against the Plaintiffs and their counsel arguing, among other things, that (i) the Plaintiffs’ claims are “judicially estopped” from moving forward by virtue of the fact that the same Plaintiffs previously filed suit against separate entities and parties with diametrically opposed and contradicting views and facts; (ii) Plaintiffs have asserted claims against Defendants without any basis in law or fact; and (iii) Plaintiffs have made accusations against Defendants that Plaintiffs know to be false.  This proceeding is in preliminary stages.  See Note 16 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for more information.

Item 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information

The Company’s Common Stock is currently traded in the over-the-counter market and quoted under the symbol HALN. The following are the high and low sales prices for the Company’s Common Stock for the periods reflected below, as reported by Bloomberg LP Investor Services:

UFiscal Year Ended December 31, 2011	UHigh	ULow
First Quarter	$.90	$.10
Second Quarter	$1.01	$.11
Third Quarter	$.98	$.12
Fourth Quarter	$.13	$.05
UFiscal Year Ended December 31, 2010	UHigh	ULow
First Quarter	$2.87	$.38
Second Quarter	$3.25	$.45
Third Quarter	$1.40	$.53
Fourth Quarter	$.95	$.51

The above prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Holders

The Company estimates that there are approximately 4,539 shareholders including approximately 2,839 stockholders of record and approximately 1,700 stockholders with shares held in “street name”.

Dividends

We intend to retain future earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2011, except as included in our Quarterly Reports on Form 10-Q or in our Current Reports on Form  8-K, we have not sold any equity securities not registered under the Securities Act.

Repurchases of Equity Securities

The Company did not repurchase any of its equity securities during the year ended December 31, 2011.

Item 6.  SELECTED FINANCIAL DATA.

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition. This MD&A should be read in conjunction with our financial statements and the accompanying notes, and contains forward-looking statements that involve risks and uncertainties and assumptions that could cause our actual results to differ materially from management’s expectations.  See the sections entitled “Forward-Looking Statements” and “Risk Factors” above.

Plan of Operations

Halo has developed a fee for service business model through Halo Asset Management for the monetization of non-performing, residential mortgage notes (“NPNs”) or foreclosed single family homes (“REO”) (collectively, “Assets”).  Halo provides investors and asset owners a complete suite of asset management and mortgage services including, but not limited to (i) portfolio due diligence such as valuation engines, tax research, portfolio bid management, cost allocations and decision support; (ii) acquisition services including portfolio reconciliation, title, and tax reporting, an investor portal, initial portfolio inspection and servicing transfer assistance; (iii) repositioning services including portfolio restructuring, valuations, document preparation engine, document e-vaulting and proprietary loan underwriting; (iv) asset management and mortgage servicing including portfolio accounting, servicing and loan management functions, escrow administration, payment processing, loss mitigation and default resolution; and (v) liquidation strategies including predictive liquidity waterfalls, portfolio liquidation analysis, market analysis and disposition support.  Halo focuses on the monetization and servicing of distressed real estate assets and finding a win-win solution for the asset owner/investor and the consumer.  Halo will board REO properties as well as sub-performing and non-performing first lien mortgages from banks, financial institutions and mortgage servicers which have been purchased by investors.  The majority of the assets will be either modified first lien mortgages or sold via owner finance, as opposed to a fire sale through a real estate network.  HAM, through its strategic sub-servicing relationship, will season the notes collecting cash flow payments from the borrower.  Simultaneously, Halo can provide consumer financial rehabilitation services to each customer, including low cost health insurance, credit restoration and financial education.  Following several months of seller financed payment seasoning, Halo will assist in the disposal of the performing Assets in bulk to various bulk performing asset buyers.  Prior to any bulk disposal, Halo will attempt to secure refinancing opportunities for those consumers that have achieved a level of qualification capable of securing a traditional mortgage.

For the NPN’s, Halo will attempt to restructure or modify the note for those borrowers who have a desire to stay in the home and have the capacity to afford the home.  For the borrowers who either lack the desire to stay in the home, or who lack the capacity to afford the home, Halo will get a deed-in-lieu of foreclosure from the borrower (which ensures the investor ownership of the underlying asset; not just the purchased note), often times through incentives, and take the home back to an REO.

For the REO’s, traditional apartment or home renters become buyers after a qualification and screening process because they are given the opportunity to purchase affordable homes with achievable and manageable down payments and subsequent monthly payments.  Halo originates land contracts or mortgage notes for the new home owners.  A land contract (sometimes known as an “installment contract” or “contract for deed”) is a contract between a seller and buyer on real property in which the seller provides the buyer financing to buy the property for an agreed-upon purchase price, and the buyer repays the loan in installments.  Under a land contract, the seller retains the legal title to the property, while permitting the buyer to take possession of it for most purposes other than legal ownership.  The sales price is typically paid in periodic installments.  As a general rule, the seller is obligated to convey legal title of the property to the buyer when the full purchase price has been paid including any interest.  This process creates entry level housing with built-in, fully amortized financing that equates to payments that are equivalent to what the buyers are currently paying in rent, and often as much as 35% less.

During the initial term of the loan, Halo attempts to work directly with the bower to improve their financial stability.  This is accomplished by analyzing their budget and financial disposition and creating a plan to address their unsecured debt burden, credit profile, insurance needs, and financial education.

When the loans are “seasoned,” they are attractive investment vehicles to be either refinanced or sold in bulk.  Halo will attempt to refinance the rehabilitated borrowers through an FHA loan providing the Client with an exit at 90-95% of par value.  The notes of borrowers who did not achieve qualifying levels will be sold in bulk at a discount of par value on the remaining unpaid principle balance of the notes.

Currently, HAM is under contract to manage and service approximately 6,600 assets in various stages of their life-cycle including REO, non-performing loans, re-performing note modifications, and performing owner financed contract-for-deeds.  As the Company currently has the management, infrastructure, and physical work area capacity to scale and support additional assets under contract, it is actively seeking new clients as well as helping existing clients increase their respective asset pool.  The Company believes that the country is in a long term deleveraging cycle whereby home financing will continue to be difficult to obtain.  For this same reason, we believe that investors will continue to be able to purchase Assets in bulk from large institutional sellers at deep discounts and Halo’s goal is to establish itself, with the help of its unique technology platform and key servicing and vendor relationships, as the premier asset manager/servicer in the distressed non-performing loan and REO industry.

In addition to asset management fees and disposition fees, we plan to increase concentration on the business-to-business marketing strategy.  HPA targets other asset purchasers or servicers (“Client”) and leverages the business model described above as well as an integrated approach for returning performance to distressed asset/debt portfolios by balancing strong focus on restoring stability and predictability to loan portfolios and increasing cash flow with unique and convenient solutions for our Clients and their customers.  HPA services include portfolio strategy consulting, default management, asset/liability management, asset preservation management, debt restructuring, portfolio acquisition and liquidation support.

HPA’s focus is to work with asset managers, investors and servicers to provide a custom, tailored workout program that will improve the performance of the assets or notes through a myriad of creative analytic and retention strategies.  HPA utilizes Halo’s proprietary in-house technology to provide a customized analysis of a Client’s position.  HPA then custom tailors a solution for the Client which provides the Client analytics on which assets or notes to monetize first and what options are best utilized to monetize each individual asset or note.  HPA is then able to follow with Halo’s suite of consumer financial products including short sale services and credit repair to assist the Client in carrying out the custom solution that HPA recommended.

The current economic environment finds lenders and servicers drowning in an overflow of defaulted assets and Halo recognizes the cause behind a typical troubled asset is often not one, but several contributing factors. HPA’s workout program allows for management of a diverse portfolio of loans.  HPA’s technology systems are bundled with transparency, accountability, efficiency, speed, and flexibility.  This unique strategy delivers Clients an intelligent, results-driven process that achieves an improved return for lenders, investors and servicers.  Halo’s operational support services allow endless opportunities for strategic relationships with major distressed asset managers and servicers.

Our management team is well-positioned to execute its business plan.  At its core, the plan seeks to execute on delivering asset management, valued analytics, and consumer financial rehabilitation to mid-size institutional investors, while limiting the acquisition costs of consumer prospects for other Halo subsidiaries.

Significant effort and investment capital has been incurred by the Company over the past seven years in order to attract and maintain a qualified and capable staff, develop proprietary software platforms, and implement systems, procedures, and infrastructure to execute the business plan on a large-scale.  Given the short time frame this current market opportunity has existed, we have a significant competitive advantage over others who may try to execute the same business plan.

Results of Operations for the year ended December 31, 2011 Compared to the year ended December 31, 2010

Revenues

For the year ended December 31, 2011, revenue was down $580,890 or 8% to $6,280,314 for the year ended December 31, 2011 from $6,861,204 for the year ended December 31, 2010.  The difference and overall reduction in revenue is primarily in HDS due to several factors including management’s decision in late 2010 to implement a smaller marketing and customer lead budget, a reduced sales team and the overall affect of the amended Federal Trade Commission’s (FTC) Telemarketing Sales Rule (“TSR”) applicable to debt settlement fees and the debt settlement industry in general.  HDS revenue was $398,440 for the year ended December 31, 2011 compared to $5,649,702 for the year ended December 31, 2010.  It should be noted the Company continues to focus on HAM and HPA subsidiaries as its primary revenue producers, both in the short term, and in its long term growth plans.  For the year ended December 31, 2011, revenue was up $3,857,167 to $4,060,339 from $203,172 for the year ended December 31, 2010 in the Company’s HAM and HPA subsidiaries combined.  The $4,060,339 in revenues accounts for 65% of the Company’s revenues for the year ended December 31, 2011 compared to $203,172 and 3% for the year ended December 31, 2010.  For the year ended December 31, 2011, revenue was up $582,557 to $1,145,835 from $563,278 for the year ended December 31, 2010 in the Company’s HGR subsidiary.  The $1,145,835 in revenue accounts for 18% of the Company’s revenues in 2011 compared to $563,278 and 8% of consolidated revenues in 2010.  Notwithstanding, overall Revenue was down $580,890 or 8% to $6,280,314 for the year ended December 31, 2011 from $6,861,204 for the year ended December 31, 2010.  The difference and overall reduction in revenue is primarily in HDS due to several factors including management’s decision in late 2010 to implement a smaller marketing and customer lead budget, a reduced sales team and the overall affect of the amended Federal Trade Commission’s (FTC) Telemarketing Sales Rule (“TSR”) applicable to debt settlement fees and the debt settlement industry in general.  HDS revenue was $398,440 for the year ended December 31, 2011 compared to $5,649,702 for the year ended December 31, 2010.  The Company continues to focus on HAM and HPA subsidiaries as its primary revenue producers, both in the short term, and in its long term growth plans.

As it relates to the Company providing debt settlement services to customers, management summarizes the following; effective October 27, 2010, there were no new sales in HDS (current servicing of existing customers is still active, including collecting of fees already earned and owed on all existing customers), rather all new sales of debt settlement services by Halo were performed by HFS specifically in adherence with regulatory guidelines established under the recent amendments to the TSR applicable to debt settlement fees.  Under the TSR, for which all cash flows were received following performance, the financial success of this business was going to be through long term residual growth built by building up a steady customer base over 2011 and seeing residual cash flows start flowing in as successful customer settlements increased.  Although HFS has seen an increase in the ability to quickly settle a customer’s debts and recognize revenue, because management noticed a trend in rising marketing costs, coupled with decreased sales volume and increased competition for leads and quality sales agents, management made a strategic decision to scale back sales operations and minimize the commitment of marketing dollars in HFS.  Management believes that operational capital is better spent on opportunities in HAM and HPA and has seen an immediate impact on revenue since shifting increased marketing and operational capital to those subsidiaries.  Management does not anticipate HFS revenues being material to the Company going forward.

Operating Expenses

Sales and marketing expenses include advertising, marketing and customer lead purchases, and direct sales costs incurred including appraisals, credit reports, and contract service commissions.  The majority of contract service commissions include those commissions paid to our independent real estate agents in HGR and contract service costs directly associated with the Company’s sales in both HAM and HPA.  Sales and marketing expenses increased $705,253 and 50% to $2,104,139 for the year ended December 31, 2011 from $1,398,886 for the year ended December 31, 2010.  This increase is primarily attributable to the following factors; (1) overall increase in HGR’s real estate closing commissions paid to independent agents during the same time period, consistent with the above noted increases in revenues in HGR, (2) overall increase in HAM commissions paid to both internal and external sales force for success fees earned, consistent with above noted increases in revenues in HAM, (3) overall increase in HPA contract service costs directly associated with an increase in sales and Asset units under management, consistent with above noted increases in revenue in HPA.  This increase is offset by a material reduction in HDS lead purchase expense, consistent with the above noted decrease in revenues, during the year ended December 31, 2011 compared to the year ended December 31, 2010.

General and administrative expenses decreased $923,150 or 24% to $2,927,348 for the year ended December 31, 2011 from $3,850,498 for the year ended December 31, 2010.  This decrease is a result of several items including a decrease in allowance for doubtful accounts which is charged to bad debt expense, included within general and administrative expenses.  This decrease is in line with the overall decrease in revenue and accounts receivable of HDS.  See significant accounting policies contained in Note 2 to the consolidated financial statements.  The decrease is also attributable to the following; (a) reduction of consulting costs occurred during 2011 compared to 2010, and (b) reduction in insurance costs associated with reduction in employee headcount.  The decrease is offset by an increase in rent expense contractually entered into which included increased square footage occupied at the Company’s offices and the $257,012 reduction fee associated with the Company’s offices as discussed further in Note 16 to the consolidated financials.

Salary, wages and benefits decreased $2,014,690 or 40% to $3,052,153 for the year ended December 31, 2011 from $5,066,843 for the year ended December 31, 2010.  Approximately $475,494 or 24% of this decrease is stock option compensation expense for any options that had vested during the year ended December 31, 2011 compared to the year ended December 31, 2010.  As noted in the significant accounting policies contained in Note 2 to the consolidated financial statements, the fair value of stock options at the date of grant is determined via the Black Scholes model and, since the options were exercisable upon the occurrence of the merger occurring on September 30, 2009, the fair value of such options was recognized into earnings over the vesting period of the options beginning September 30, 2009.  Stock compensation related to the 2007 stock plan is fully vested as of December 31, 2011.  Stock compensation is a non-cash expense item.  The remaining $1,539,196 or 76% decrease is a reduction in overall employee headcount primarily from reduction in force efforts at both the parent company and within HFS and HDS, consistent with senior leadership’s decision to implement decreased marketing, salaries, and variable overhead and operational costs to HFS and HDS as we increased our efforts to grow revenue in various other Halo ventures discussed above.  Looking forward to 2012, the Company anticipates increasing its headcount in line with the growth of asset units managed under HAM.  As salaries, wages and benefits are the most significant cost to the Company, management actively monitors this cost to ensure it is in line with our business plan.

Interest expense increased $288,254 or 146% to $485,810 for the year ended December 31, 2011 from $197,556 for the year ended December 31, 2010.  The increase is primarily attributable to the 2011 $75,000 quarterly interest expense associated with secured asset promissory note discussed in Note 13 to the consolidated financial statements, offset by a reduction of interest expense in its notes payable related to scheduled paydown of those note balances.

The Company experienced a decrease in its overall net loss of $1,096,335 to a net loss of $2,503,028 for the year ended December 31, 2011 from a net loss of $3,599,363 for the year ended December 31, 2010, primarily attributable to the reasons noted above.

Significant Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.  These policies are contained in Note 2 to the consolidated financial statements and summarized here.

URevenue Recognition and Accounts Receivable and Deferred Revenue

The Company recognizes revenue in the period in which services are earned and realizable.  To further understand the Company’s business, HAM earns fees from its clients for its boarding and initial asset management fee, success fees, and its monthly servicing fee.  The boarding and initial asset management services are performed in the first 30-60 days of assets being boarded and include; IRR analysis of loans boarded, detailed asset level workout exit strategy analysis, boarding the assets onto HAM’s proprietary software platform and the integrated servicing platform, identification and oversight of custodial files, oversight of mortgage/deed assignment from previous servicer, oversight of title policy administration work, and delinquent property tax research and exposure review.  HAM’s monthly success fees are earned for completing its default and asset disposition services including loan modification, originating owner finance agreements, and cash sales of REO properties owned by the client.  HAM’s servicing fees are earned monthly and are calculated per a monthly unit price for assets under management.

With respect to any enrolled debt account, HFS recognizes its revenue once a client makes at least one payment to a creditor pursuant to a settlement agreement, debt management plan, or other valid contractual agreement between the client and the creditor. The revenue recognized on any enrolled account bears the same proportional relationship to the total revenue that would be recognized for renegotiating, settling, reducing, or altering the terms of the debt balance on all of a particular client’s enrolled accounts as the individual debt amount bears to the entire debt amount.   Settlements can be in the form of a lump sum creditor settlement payment or via contractual payment plans.  Effective October 27, 2010, there were no new sales in HDS (current servicing of existing customers is still active, including collecting of fees already earned and owed on all existing customers).  Any new debt settlement business to the Company after October 27, 2010 has been and will continue to be transacted in the HFS entity.  As such, the 10 month revenue recognition period previously discussed in prior annual financial statements for all new clients enrolled into HDS in October of 2010 has been fully recognized by July 2011.  Cash receipts from customers (including boarding an initial asset management fees from clients of HAM) in advance of revenue recognized are originally recorded as deferred revenue and recognized into revenue over the period services are provided.

Revenue recognition periods for HFS and HDS customer contracts are shorter than the related payment terms.  Accordingly, HFS and HDS accounts receivable are the amount recognized as revenue less payments received on account.  HAM receivables are typically paid the month following services performed.

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

Liquidity and Capital Resources

As of December 31, 2011, the Company had cash and cash equivalents of $657,135.  The increase of $452,974 in cash and cash equivalents from December 31, 2010 was due to cash provided by operating activities of $287,508, cash provided by investing activities of $169,555, offset by cash used in financing activities of $4,089.

Net cash provided by operating activities was $287,508 for the year ended December 31, 2011, compared to $1,763,662 net cash used in operating activities for the year ended December 31, 2010.  The net cash provided by operating activities for the year ended December 31, 2011 was due to a net loss of $2,223,787, adjusted primarily by the following: (1) non cash expense items including depreciation of $122,775, bad debt expense of $931,719, impairment loss on investment in portfolio assets of $279,241, and share-based compensation expense of $113,400 and (2) an increase in accounts payable of $442,521, a decrease in gross accounts receivable of $114,711, an increase in deferred revenue of $681,878, and an increase in deferred rent of $127,320.  The remaining immaterial variance is related to changes in operating assets and liabilities, a change in the noncontrolling interest balance, a non cash gain on the change in fair value of derivative, a gain on sale of equipment and income from investment in an unconsolidated entity (net of cash return on the investment).

Net accounts receivable decreased by $1,046,430 or 59%.  The decrease was a result of bad debt expense of $931,719, primarily in HDS, directly impacting the allowance for doubtful accounts less the decrease in gross accounts receivable of $114,711.  Allowance for loan loss and bad debt expense is discussed in significant accounting policies above.  Continuing into fiscal year end 2012, we expect the majority of the HDS account receivable balance to be fully collected as we continue to fully implement the business plan discussed in Plan of Operations.  The Company expects the HDS provision for uncollectible accounts to be immaterial in 2012 as the remaining customer base makes their schedule payments, less the estimated charge offs included in the allowance for doubtful account balance.

The accounts payable increase is primarily the result of the timing of payments in monthly vendor commitments and payables.  As the Company has seen declines in its top line revenues, expenses have also declined accordingly.  However, the timing of the revenue decreases, in line with the Company’s attempt to raise capital for future successful business operations discussed in Plan of Operations above, has required the Company to strategically monitor its payables and cash flow outlays.  The Company pro-actively manages the timing and aging of vendor payables throughout the year.  Deferred revenue increased $681,878 primarily related to the collection of asset management fees in its HAM subsidiary.  Deferred revenue is discussed further in significant accounting policies above.  Deferred rent increased $127,320 primarily related to the $257,012 reduction fee accrued in September 2011 from the Company’s office lessor discussed in Note 16 to the consolidated financials, offset by the release of deferred rent associated with the reduction in office space leased as well as the paydown of deferred rent balance during the year ended December 31, 2011.  Continuing forward, the deferred rent balance will continue to decrease as the monthly cash payment to the office lessor exceeds the straight line monthly expense booked in general and administrative expenses.

Net cash provided by investing activities was $169,555 for the year ended December 31, 2011, compared to net cash used in investing activities of $467,396 for the year ended December 31, 2010.  Investing activities for the year ended December 31, 2011 consisted primarily of the release of $90,000 in deposits held by the merchant bank to cover potential losses by the bank from HDS customer cancellations (see further discussion in Note 2 to the consolidated financial statements), $59,550 proceeds received from the sale of equipment during the year, and the receipt of $20,759 in proceeds on portfolio assets as discussed in Note 7 to the consolidated financials.

Net cash used in financing activities was $4,089 for the year ended December 31, 2011, compared to net cash provided by financing activities of $2,319,566 for the year ended December 31, 2010.  Financing activities for the year ended December 31, 2011 consisted primarily of $651,736 in payment of principal on notes payable, related party notes payable and subordinated debt, offset by the proceeds of $513,000 received from notes payable to related parties and the net proceeds received from issuance of Series X Convertible preferred stock (less discretionary redemptions) of $134,000.  The Company received proceeds of $648 from the exercise of stock options during the year ended December 31, 2011.

As shown below, at December 31, 2011, our contractual cash obligations totaled approximately $4,027,424, all of which consisted of operating lease obligations and debt principal and accrued interest repayment.

	Payments due by Period
Contractual Obligations	Less than 1 Year	1-3 years	4-5 years	More than 5 years	Total
Debt Obligations	$1,528,797	$709,845	$71,999	$0	$2,310,641

Operating Lease Obligations	$811,573	$905,210	$0	$0	$1,716,783

Total Contractual Cash Obligations	$2,340,370	$1,615,055	$71,999	$0	$4,027,424

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need additional financing to fund additional material capital expenditures and to fully implement its business plan including asset management and mortgage servicing of distressed asset sectors.  There are no assurances that additional financing will be available on favorable terms, or at all.  If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures as a way to supplement the cash flows generated by operations.  The Company has a backlog of fees under contract in addition to the Company’s accounts receivable balance.  The failure to adequately fund its capital requirements could have a material adverse effect on our business, financial condition and results of operations.  Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders, and incurring additional indebtedness could involve the imposition of covenants that restrict our operations.  Management, in the normal course of business, is trying to raise additional capital through sales of common stock as well as seeking financing from third parties, via both debt and equity, to balance the Company’s cash requirements and to finance specific capital projects.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk.  Our business is leveraged and, accordingly, is sensitive to fluctuations in interest rates. Any significant increase in interest rates could have a material adverse affect on our financial condition and ability to continue as a going concern.

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

The Company’ management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework.  Based on this assessment, the Company’s management concluded that, as of December 31, 2011`, the Company’s internal control over financial reporting is effective based on those criteria.

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

Item 9B.  OTHER INFORMATION.

None.

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

On September 26, 2011 Tony Chron, resigned from his role as President of the Company.  Tony Chron still remains on the Board of Directors of the Company.  On September 30, 2011, Reif Chron was appointed to serve as President and Chief Legal Counsel of the Company.  He was previously serving as General Counsel of the Company.  On September 30, 2011, Robert A. Boyce was appointed to serve as Chief Operating Officer of the Company.  He was previously serving as Executive Vice President of the Company.  Set forth below is certain information regarding the persons who were directors and executive officers at any time during the fiscal year 2011.

UName	UAge	UPositions with the Company
Brandon C. Thompson	32	Chairman of the Board, Chief Executive Officer and Director
Paul Williams	55	Vice Chairman of the Board, Chief Financial Officer, Treasurer, Assistant Secretary and Director
Tony J. Chron	57	President (until resignation on September 26) and Director
T. Craig Friesland	40	Secretary and Director
Richard G. Morris	57	Director
Reif Chron	33	President and Chief Legal Counsel
Robert A. Boyce	49	Chief Operating Officer

Brandon C. Thompson

Brandon C. Thompson, 32, currently serves as Chairman of the Board and Chief Executive Officer of the Company.  Mr. Thompson was a co-founder of HGI and has served as the Chairman of the Board of Directors and Chief Executive Officer of HGI since its founding in January 2007.  Commencing in March 2003, Mr. Thompson served as a Loan Officer with Morningstar Mortgage, LLC, a mortgage company, and eventually acquired the assets of that company through Halo Funding Group, LLC in February 2005, which was ultimately consolidated into HGI in January 2007. Following this acquisition, Mr. Thompson founded and has served as Chairman, President, and Chief Executive Officer of Halo Credit Solutions, LLC, Halo Debt Solutions, Inc., and Halo Group Consulting, Inc.  In January 2007, upon the founding of HGI, Mr. Thompson contributed his interest in these companies, as well as his interest in Halo Funding Group, LLC (currently named Halo Group Mortgage, LLC), to HGI.  The breadth of Mr. Thompson’s entrepreneurial and consumer services experience led the Board of Directors to believe this individual is qualified to serve as a director of the Company.  Mr. Thompson was nominated for the Ernst & Young Entrepreneur of the Year Award, has served on the advisory board of Independent Bank of Texas. Mr. Thompson graduated from Abilene Christian University with a degree in Finance.

Paul Williams

            Paul Williams, 55, currently serves as Vice Chairman of the Board, Chief Financial Officer, Treasurer and Assistant Secretary of the Company.  Mr. Williams was a co-founder of HGI, has served as Vice Chairman of the Board, Chief Financial Officer and Treasurer of HGI since its founding in January 2007 and as Assistant Secretary since late September 2009.  Mr. Williams has over 30 years of business experience primarily in the capital markets and mergers and acquisitions.  Since October 2007, Mr. Williams has also served as an executive officer for Bison Financial Group, Inc., a business development company, and as an executive officer for Blue Star Equities, Inc., a capital markets company, since September 2007. From November 1999 to the present, Mr. Williams has also served as the managing member of Lincoln America Investments, LLC, a real estate and equity investment company.  From January 15, 2006 to March 12, 2008, Mr. Williams served as an officer and director of NeXplore Corporation.  In June 2007, NeXplore and its executive team received an administrative order from the Arkansas Securities Department, suspending their ability to offer or sell securities in the state.    Mr. Williams has previously served three terms on the Board of the Texas Economic Development Council in Austin.  In 2007 he served as Chairman of the Board of the Frisco Chamber of Commerce and in 2009 was recognized by the Dallas Business Journal as the CFO of the Year for companies under $50MM in revenues. Mr. Williams graduated from Austin College in Sherman, Texas with a double-major in Economics and Business Administration.  He also graduated from the Institute of Organization Management, affiliated with the U.S. Chamber of Commerce.  The breadth of Mr. Williams’ entrepreneurial and financial services experience led the Board of Directors to believe this individual is qualified to serve as a director of the Company.

Tony J. Chron

Tony J. Chron, 57, joined the Company in late September 2009 as its President.  Mr. Chron brings to the Company over 33 years of business experience in both public and private companies.  From 1997 to September 2009, Mr. Chron was a Senior Partner with Trademark Property Company, a major mixed-use and retail developer, and served in various executive capacities including, most recently, as Chief Operating Officer and Executive Vice President.  Mr. Chron also served on Trademark Property’s Executive Committee.  From 1986-1992 Mr. Chron served as Associate Corporate Counsel and Director of Real Estate and Property Management for Pier 1 Imports, Inc., a specialty retailer.  In 1992, following Pier 1 Imports’ purchase of Sunbelt Nursery Group, Inc., Mr. Chron served as General Counsel and Vice-President of Real Estate for Sunbelt, a specialty nursery retailer, and following the purchase by Frank’s Nursery & Crafts, Inc. of a 49% interest in Sunbelt, as Vice President of Store Development for Frank’s, a specialty retailer, where he remained until 1994.  From 1994 until 1997 Mr. Chron served as Vice President of Real Estate and Real Estate Legal for Michael Stores, Inc., a specialty retailer.  Mr. Chron is Mr. Thompson’s uncle and Reif Chron’s father.  Mr. Chron earned a Doctor of Jurisprudence degree from South Texas College of Law in 1983.  He also has a BS degree from Abilene Christian University.  Mr. Chron has been a licensed attorney in the State of Texas for more than twenty-six years.  The breadth of Mr. Chron’s professional and legal experience led the Board of Directors to believe this individual is qualified to serve as a director of the Company.

T. Craig Friesland

T. Craig Friesland, 40, currently serves as Secretary of the Company and served as Chief Legal Officer until October of 2010.  Mr. Friesland was a co-founder of HGI and had served as a Director and Chief Legal Officer since its inception in January 2007.  He also practices law in his own firm, Law Offices of T. Craig Friesland, founded in January 2005.  Prior to establishing his own firm, Mr. Friesland practiced law with Haynes and Boone, LLP, one of the largest law firms in Texas, from September 1998 through December 2004.  Mr. Friesland earned his law degree at Baylor University School of Law in 1998.  He also has a Master of Business Administration degree from Baylor University and a Bachelor of Business Administration degree in Finance from The University of Texas at Austin.  Mr. Friesland was admitted to the State Bar of Texas in 1998.  The breadth of Mr. Friesland’s professional legal experience led the Board of Directors to believe this individual is qualified to serve as a director of the Company.

Richard G. Morris

Richard G. Morris, 57, currently serves as a Director of the Company.  Mr. Morris was a co-founder of HGI, and has served as a Director since its inception in January 2007.  Prior to joining the Company, he served in various positions with United Parcel Service from 1976 until March 2002, most recently, from January 2001 to March 2002 as one of its three District Operations Managers.  In that role, Mr. Morris was responsible for 5,400 employees, a staff of 18 senior managers, a monthly operating budget of approximately $28 million, and revenues in excess of $35 million.  After departing UPS, in July 2002, Mr. Morris became the principal owner of Rammco Distributors, Incorporated, an equipment rental company which he still owns.  In July 2004, Mr. Morris co-founded Blue River Development, Inc., a real estate investment and development company, and is currently the sole owner and operator of this company.  In August 2008, Mr. Morris acquired Port City, Inc., a plastics manufacturing company which Mr. Morris also currently owns and operates.  The breadth of Mr. Morris’ entrepreneurial, managerial and operational experience led the Board of Directors to believe this individual is qualified to serve as a director of the Company.

Reif O. Chron

Reif O. Chron, 33, currently serves as President and General Counsel of the Company.  Mr. Chron joined Halo in March of 2009 to serve as General Counsel.  Mr. Chron studied Accounting at Texas A&M University and subsequently graduated with his Juris Doctorate from Washington University School of Law.  Prior to attending Washington University, Mr. Chron spent time at Pricewaterhouse Coopers LLP where he specialized in tax planning for high net worth clients.  Mr. Chron also worked at Trademark Property Company, where he participated in several projects, including a $160 million real estate portfolio sale to Heritage Property Investment Trust, a new 400,000 square foot shopping center in Flowood, MS and a $100 million lifestyle center located in the Woodlands, TX. Mr. Chron also compiled market research that has led to three new development projects.  After earning his law degree, he practiced as a real estate attorney at Kelly Hart & Hallman where his experience includes the negotiation, due diligence review, documentation, and closing of sophisticated real estate transactions, including the acquisition and disposition of office buildings, hotels, commercial tracts and ranch land as well as representing developers in the acquisition, leasing and management of shopping centers and mixed-use projects.

Robert A. Boyce, Jr.

Robert A. Boyce, Jr., 49, has been appointed to serve as Chief Operating Officer of the Company.  Mr. Boyce joined Halo in June of 2011 bringing over 27 years of business operating experience in public companies and the private sector.  For the five years prior to joining Halo, Mr. Boyce managed and operated commercial real estate holdings in Texas and commercial agricultural properties in Mississippi.  From 1990 to 2005, Mr. Boyce held various executive positions for United Agri Products (and its related entities), which prior to being taken public by the Apollo Group, was a wholly-owned subsidiary of ConAgra Foods.  While with UAP, Mr. Boyce held the positions of President of Verdicon, the non-crop distribution business with revenues of $300 million; Executive Vice President of United Agri Products responsible for $1.2 billion in revenue; and President and General Manager for two independent operating companies with revenue of $200 million.  Prior to joining UAP, Mr. Boyce worked for Helena Chemical Company and ICI Americas.  Throughout his career, Mr. Boyce has served on national and regional industry-related boards.  He is a graduate from the University of Mississippi, B.B.A., 1984.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires officers, directors and persons who beneficially own more than 10% of a class of our equity securities registered under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during fiscal year 2011 and Forms 5 and amendments thereto furnished to us with respect to fiscal year 2011, or written representations that Form 5 was not required for fiscal year 2011, we believe that except as noted below, all Section 16(a) filing requirements applicable to each of our officers, directors and greater-than-ten percent stockholders were fulfilled in a timely manner.  James G. Temme, beneficial owner of greater than 10% of our common stock, failed to comply with his Section 16(a) filing requirements.  We have notified all known beneficial owners of more than 10% of our common stock of their requirement to file ownership reports with the Securities and Exchange Commission.

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

Item 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The particulars of compensation paid to the following persons during the fiscal period ended December 31, 2011 and 2010 are set out in the summary compensation table below:

•	our Chief Executive Officer (Principal Executive Officer);
•	our Chief Financial Officer (Principal Financial Officer);
•
each of our three most highly compensated executive officers, other than the Principal Executive Officer and the Principal Financial Officer, who were serving as executive officers at the end of the fiscal year ended December 31, 2011 and 2010; and

•
up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended December 31, 2011 and 2010;

(collectively, the “ Named Executive Officers ”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)**	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Brandon C. Thompson, CEO	2011 2010	$155,809 $153,000	-0- -0-	-0- -0-	-0- -0-	$155,809 $153,000
Paul Williams, CFO	2011 2010	$109,629 $153,000	-0- -0-	-0- -0-	-0- -0-	$109,629 $153,000
Reif Chron, President & General Counsel (executive officer effective September 30, 2011)	2011 2010	$154,426 $132,000	-0- -0-	-0- -0-	-0- -0-	$154,426 $132,000
Tony J. Chron, President (thru September 26, 2011)	2011 2010	$111,346 $150,000	-0- -0-	-0- $0	-0- -0-	$111,346 $150,000

** 2010 Salary includes both gross cash payments made and deferred compensation accrued as of December 31, 2010

Summary Compensation

The Company has no employment agreements with any of its Directors or executive officers.

For the fiscal year ended December 31, 2011, no outstanding stock options or other equity-based awards were re-priced or otherwise materially modified.  No stock appreciation rights have been granted to any of our Directors or executive officers and none of our Directors or executive officers exercised any stock options or stock appreciation rights.  There are no non-equity incentive plan agreements with any of our Directors or executive officers.

Outstanding Equity Awards

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Brandon C. Thompson, CEO	0	0	0	0	0	0	0	0	0
Paul Williams, CFO	0	0	0	0	0	0	0	0	0
Reif Chron, President & General Counsel	23,000 77,000	0 0	0 0	$0.94 $1.59	3/11/2014 6/29/2014	0 0	0 0	0 0	0 0

Compensation of Directors

DIRECTOR COMPENSATION
Name	Fees earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
T. Craig Friesland	$13,100	-0-	-0-	-0-	$13,100
Richard G. Morris	$13,100	-0-	-0-	-0-	$13,100

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership, as of March 30, 2012 of the Company’s common stock, which is the Company’s only outstanding class of voting securities, and the voting power resulting from such beneficial ownership, by

•	each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock;
•	each director of the Company;
•	each executive officer of the Company; and
•	all directors and executive officers of the Company as a group.

UBeneficial Owner (1)	Amount and Nature of Beneficial UOwnership	Percent Uof Class (3)

Brandon C. Thompson (2)	20,051,110	30.6%

James Temme (2)	17,808,000 (7)	27.2%

Jimmy Mauldin (2)	8,514,487	13.0%

Paul Williams (2)	4,395,243	6.7%

T. Craig Friesland (2)	2,250,122	3.4%

Richard G. Morris (2)	2,210,006 (4)	3.4%

Tony J. Chron (2)	1,290,069 (5)	2.0%

Reif Chron (2)	1,160,005 (6)	1.8%

Directors and executive officers as a group (six persons)	31,356,555 (8)	47.9%

(1)     We understand that, except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable to that owner.

(2)     The address for each such beneficial owner is 700 Central Expressway South, Suite 500, Allen, Texas 75013.

(3)     Asterisk indicates that the percentage is less than one percent.

(4)     Includes 3,822 shares of the Company’s Series Z preferred stock (172,009 shares of the Company’s common stock into which such Series Z preferred stock will be convertible) issuable upon exercise of HGI stock options.

(5)     Includes 978 shares of the Company’s Series Z preferred stock (44,002 shares of the Company’s common stock into which such Series Z preferred stock is convertible) issuable upon conversion of HGI preferred stock.

(6)     Includes 2,222 shares of the Company’s Series Z preferred stock (100,000 shares of the Company’s common stock into which such Series Z preferred stock is convertible) issuable upon exercise of HGI stock options.

(7)     Shares issued pursuant to the transaction between Halo and Equitas Asset Management, described in Note 18 to the consolidated financial statements.

(8)     Includes (a) 3,822 shares of the Company’s Series Z preferred stock (172,009 shares of the Company’s common stock into which such Series Z preferred stock will be convertible) issuable upon exercise of HGI stock options and (b) 978 shares of the Company’s Series Z preferred stock (44,002 shares of the Company’s common stock into which such Series Z preferred stock will be convertible) issuable upon conversion of HGI preferred stock and (c) 2,222 shares of the Company’s Series Z preferred stock (100,000 shares of the Company’s common stock into which such Series Z preferred stock will be convertible) issuable upon exercise of the HGI stock options.

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

Equity Compensation Plan Information
	A(1)	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	1,462,350(1)	$0.81	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-7,000,000-
Total	2,194,070	$0.81	-7,000,000-

(1)	Includes 1,462,350 shares subject to stock options under the HGI 2007 Stock Plan.

Following is a brief description of the material features of each compensation plan under which equity securities of the Company are authorized for issuance, which was adopted without the approval of the Company security holders:

Prior to the Merger, HGI granted stock options to certain employees and contractors under the HGI 2007 Stock Plan.  Pursuant to the terms of the Merger and the terms of the HGI 2007 Stock Plan, the Company’s common stock will be issued upon the exercise of the HGI stock options.  At December 31, 2009, pursuant to the terms of the Merger Agreement, all options available for issuance under the HGI 2007 Stock Plan have been forfeited and consequently the Company has no additional shares subject to options or stock purchase rights available for issuance under the HGI 2007 Stock Plan.  Currently outstanding options under the HGI 2007 Stock Plan vest over a period no greater than two years, are contingently exercisable upon the occurrence of specified events as defined by the option agreements, and expire upon termination of employment or five years from the date of grant.  This plan is discussed in further detail in Note 17 to the consolidated financials.

On July 19, 2010, the board of directors approved the Company’s 2010 Incentive Stock Plan (2010 Stock Plan).  The 2010 Stock Plan allows for the reservation of 7,000,000 shares of the Company’s common stock for issuance under the plan.  The 2010 Stock Plan became effective July 19, 2010 and terminates July 18, 2020.  As of December 31, 2011, no shares have been issued under the 2010 Stock Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons, Promoters and Certain Control Persons

Since the beginning of the fiscal year January 1, 2011 and except as disclosed below, none of the following persons has had any direct or indirect material interest in any transaction to which the Company  was or is a party, or in any proposed transaction to which the Company proposes to be a party:

•	any director or officer of the Company;

•	any proposed director of officer of the Company;

•	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the Company’s common stock; or

•	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

In 2011, the Company was indebted to Richard Morris, Director of the Company, for working capital advances he made to the Company, which amount is evidenced by a promissory note.  The note beginning balance was $38,000 on January 1, 2011.  During 2011, total advances to the Company and paydowns to Mr. Morris totaled $190,000 and $228,000, respectively.  As of December 31, 2011, the Company has fully repaid all advances and the remaining note balance was $0.

During 2011, the Company entered into one unsecured promissory note with Tony Chron, Director of the Company, in the amount of $250,000.  The note accrued interest of $52,426.  As of December 31, 2011 the remaining total principal and accrued interest balance was $246,436.  The balance accrues interest at an annual rate of 6%.

During 2010, the company entered into a consulting agreement with a company owned by Jimmy Mauldin, previously CSO and Director of the Company until his resignation in August 2010.  Total payments made to this company under contractual agreement for the year ended December 31, 2010 and 2011 was $50,000 and $70,000, respectively.  The agreement has been paid in full as of December 31, 2011.

During 2010, Martin Williamson invested $1,200,000 in the $20,000,000 Equitas Housing Fund 25% Secured Promissory Note Offering.  $1,200,000 of principal balance is still outstanding.  The offering provided for a 25% rate of interest and a 24 month term.  Mr. Williamson is Reif Chron’s stepfather.  All accrued interest has been paid to Mr. Williamson through December 31, 2011.

During the year ended December 31, 2011, the Company selectively redeemed on a discretionary basis, 6,400 Series X Preferred shares to Jimmy Mauldin, beneficial owner.  The shares have a par value of $10.00 per share for total cash consideration of $64,000.  The Company plans, at its sole discretionary right, to redeem the remaining 8,500 shares for an additional $85,000 throughout 2012.

Prior to and during 2011, the Company had a related party note with an entity owned by the father of Jimmy Mauldin, a beneficial owner, totaling $370,639.  The note currently bears interest of 6% and has a maturity date of September 15, 2016.  As of December 31, 2011, the note balance was $315,672.

Director Independence; Board Leadership Structure

The Company’s common stock is quoted through the OTC System.  For purposes of determining whether members of the Company’s Board of Directors are “independent,” the Company’s Board utilizes the standards set forth in the NASDAQ Stock Market Marketplace Rules.  At present, the Company’s entire Board serves as its Audit, Compensation and Nominating Committees.  The Company’s Board of Directors has determined that, of the Company’s present directors, Richard G. Morris, constituting one of the five members of the Board, is an “independent director,” as defined under NASDAQ’s Marketplace Rules, for purposes of qualifying as independent members of the Board and an Audit, Compensation and Nominating Committee of the Board, but that Brandon C. Thompson, Paul Williams, Tony J. Chron, and T. Craig Friesland are not “independent directors” since they serve as executive officers of the Company.  In reaching its conclusion, the Board determined that Mr. Morris does not have a relationship with the Company that, in the Board’s opinion, would interfere with his exercise of independent judgment in carrying out the responsibilities of a director, nor does Mr. Morris have any of the specific relationships set forth in NASDAQ’s Marketplace Rules that would disqualify him from being considered an independent director.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following information summarizes the fees billed to us by Montgomery Coscia Greilich LLP for professional services rendered for the fiscal year ended December 31, 2011 and 2010, respectively.

UAudit FeesU .   Fees billed or remainder to be billed for audit services by Montgomery Coscia Greilich L.L.P. were $84,837 in fiscal year 2011 and $93,507 in fiscal year 2010. Audit fees include fees associated with the annual audit and the reviews of the Company’s quarterly reports on Form 10-Q, and other SEC filings.

UAudit-Related FeesU .   The Company did not pay any audit-related service fees to Montgomery Coscia Greilich L.L.P., other than the fees described above, for services rendered during fiscal year 2011 or 2010.

UTax FeesU .   Fees billed for tax compliance by Montgomery Coscia Greilich L.L.P. were $7,544 in fiscal year 2011 and $10,645 in fiscal year 2010.

UAll Other Fees.  Other Fees billed by Montgomery Coscia Greilich L.L.P. were $0 in fiscal year 2011 and $6,600 in fiscal year 2010.

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

Date: March 30, 2012	By:	/s/ Brandon Cade Thompson
Brandon Cade Thompson
Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2012	By:	/s/ Paul Williams
Paul Williams
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

USignatureU	CCapacity	Date

/s/ Brandon Cade Thompson	Chairman, CEO, Director
Brandon Cade Thompson	(principal executive officer)	March 30, 2012

/s/ Paul Williams	Vice Chairman, CFO, Director
Paul Williams	(principal financial officer)	March 30, 2012

/s/ Robbie Hicks
Robbie Hicks	Vice President and Controller	March 30, 2012

/s/ Tony Chron
Tony Chron	Director	March 30, 2012

U/s/ T. Craig Friesland
T. Craig Friesland	Director	March 30, 2012

/s/ Richard Morris
Richard Morris	Director	March 30, 2012

HALO COMPANIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

The following consolidated financial statements of the Company are contained in this Report on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Halo Companies, Inc.

We have audited the accompanying consolidated balance sheets of Halo Companies, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. Halo Companies, Inc. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Halo Companies, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Halo Companies, Inc. will continue as a going concern. As discussed in Note 5 to the financial statements, Halo Companies, Inc. has incurred losses since its inception and has not yet established profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Montgomery Coscia Greilich LLP
Montgomery Coscia Greilich LLP
Plano, Texas
March 30, 2012

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2011	December 31, 2010
CURRENT ASSETS
Cash and cash equivalents	$657,135	$204,161
Trade accounts receivable, net of allowance for doubtful accounts of $446,722 and $331,085, respectively	718,925	1,765,355
Total current assets	1,376,060	1,969,516

PROPERTY, EQUIPMENT AND SOFTWARE, net	199,094	333,951
INVESTMENTS IN UNCONSOLIDATED ENTITIES	9,823	38,647
INVESTMENTS IN PORTFOLIO ASSETS	-	300,000
DEPOSITS AND OTHER ASSETS	48,333	179,897
TOTAL ASSETS	1,633,310	2,822,011

LIABILITIES AND (DEFICIT) EQUITY
CURRENT LIABILITIES
Line of credit	$-	$1
Accounts payable	588,377	220,856
Accrued and other liabilities (including $55,030 and $94,307 to related parties, respectively)	332,713	424,663
Deferred revenue	693,560	11,682
Current portion of secured asset promissory note	1,200,000	-
Current portion of subordinated debt	66,556	66,556
Current portion of notes payable to related parties	63,847	414,724
Current portion of notes payable	164,418	248,608
Current portion of deferred rent	319,874	80,000
Total current liabilities	3,429,345	1,467,090

NOTES PAYABLE, LESS CURRENT PORTION	8,456	-
NOTES PAYABLE TO RELATED PARTY, LESS CURRENT PORTION	498,261	-
SECURED ASSET PROMISSORY NOTE, LESS CURRENT PORTION	-	1,200,000
SUBORDINATED DEBT, LESS CURRENT PORTION	215,546	282,102
OTHER LIABILITIES (including accrued interest on related party notes payable of $50,068 and $0, respectively)	50,068	-
DERIVATIVE LIABILITY	24,970	98,560
DEFERRED RENT	100,781	213,335
Total liabilities	4,327,427	3,261,087

EQUITY
Series Z Convertible Preferred Stock, par value $0.01 per share; 82,730 shares
authorized; 0 shares issued and outstanding at December 31, 2011	-	-
Preferred Stock, par value $0.001 per share; 917,270 shares
authorized; 0 shares issued and outstanding at December 31, 2011	-	-
Series X Convertible Preferred Stock, par value $0.01 per share; 152,177 shares
authorized; 152,177 shares issued and outstanding at December 31, 2011	1,522	1,388
liquidation preference of $1,521,770
Halo Group, Inc. Preferred Stock, par value $0.001 per share; 2,000,000 shares authorized
Series A Convertible Preferred Stock;
372,999 shares issued and outstanding at December 31, 2011
liquidation preference of $630,758	373	373
Series B Convertible Preferred Stock;
229,956 shares issued and outstanding at December 31, 2011
liquidation preference of $520,775	230	230
Series C Convertible Preferred Stock;
124,000 shares issued and outstanding at December 31, 2011
liquidation preference of $349,480	124	124
Common Stock, par value $0.001 per share; 375,000,000 and 375,000,000 shares authorized; 65,494,506 and 65,429,706 shares issued and
outstanding at December 31, 2011 and December 31, 2010, respectively	65,495	65,430
Additional paid-in capital	7,000,218	6,580,767
Accumulated deficit	(9,679,700)	(7,005,070)
Total (deficit) equity	(2,611,738)	(356,758)
NONCONTROLLING INTEREST	(82,379)	(82,318)
Total shareholders' (deficit) equity	(2,694,117)	(439,076)
TOTAL LIABILITIES AND (DEFICIT) EQUITY	$1,633,310	$2,822,011

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2011	2010

REVENUE (including $986,162 and $0 from related parties, respectively)	$6,280,314	$6,861,204

OPERATING EXPENSES
Sales and marketing expenses	2,104,139	1,398,886
General and administrative expenses (including $74,750 and $92,650 to related parties, respectively)	2,927,348	3,850,498
Salaries, wages, and benefits (including $113,400 and $588,894 of stock-based compensation)	3,052,153	5,066,843
Total operating expenses	8,083,640	10,316,227

OPERATING INCOME (LOSS)	(1,803,326)	(3,455,023)

OTHER INCOME (EXPENSE)
Income (loss) from unconsolidated entities	(14,677)	34,766
Gain (loss) on change in fair value of derivative	73,590	(49,135)
Gain on sale of equipment	19,270	-
Loss on investment in portfolio assets	(279,241)
Interest expense (including $86,892 and $78,354 to related parties, respectively)	(485,810)	(197,556)
Net income (loss) from operations, before income tax provision	(2,490,194)	(3,666,948)

INCOME TAX PROVISION	12,895	(35,378)

NET INCOME (LOSS)	(2,503,089)	(3,631,570)

Loss attributable to the noncontrolling interest	61	32,207

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,503,028)	$(3,599,363)

Earning per share:
Basic & Diluted	$(0.038)	$(0.067)

Weighted Average Shares Outstanding
Basic & Diluted	65,462,106	53,831,072

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY/(DEFICIT)
For the Years Ended December 31, 2011 and 2010

	Halo Companies, Inc. Common Stock		Halo Companies, Inc. Series Z Convertible Preferred Stock		Halo Companies, Inc. Series X Convertible Preferred Stock		Halo Group, Inc. Series A Convertible Preferred Stock		Halo Group, Inc. Series B Convertible Preferred Stock		Halo Group, Inc. Series C Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2009	42,232,437	$42,232	-	$-	-	$-	500,000	$500	500,000	$500	152,000	$152	3,839,952	$(2,671,031)	$(50,111)	$1,162,194

Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	588,894	-	-	588,894

Exercise of Stock Options	363,500	364	-	-	-	-	-	-	-	-	-	-	3,271	-	-	3,635

Issuance of Common Stock shares as payment of stock and discretionary dividends	1,080,456	1,080	-	-	-	-	-	-	-	-	-	-	733,596	(734,676)	-	-

Issuance of Common Shares	59,524	60	-	-	-	-	-	-	-	-	-	-	49,940	-	-	50,000

Issuance of Common Shares per assignment agreement	21,200,000	21,200	-	-	-	-	-	-	-	-	-	-	(21,200)	-	-	-

Conversion of Halo Group Inc. Preferred Stock into Common Stock	493,789	494	-	-	-	-	(127,001)	(127)	(270,044)	(270)	(28,000)	(28)	(69)	-	-	-

Issuance of Series X Convertible Preferred Stock for cash	-	-	-	-	70,200	702	-	-	-	-	-	-	701,298	-	-	702,000

Issuance of Series X Convertible Preferred Stock in exchange for debt	-	-	-	-	68,577	686	-	-	-	-	-	-	685,085	-	-	685,771

Net loss attributable to common shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,599,363)	-	(3,599,363)

Allocation of loss to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(32,207)	(32,207)

Balance at December 31, 2010	65,429,706	$65,430	-	$-	138,777	$1,388	372,999	$373	229,956	$230	124,000	$124	$6,580,767	$(7,005,070)	$(82,318)	$(439,076)

Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	113,400	-	-	113,400

Exercise of Stock Options	64,800	65	-	-	-	-	-	-	-	-	-	-	583	-	-	648

Issuance of Series X Convertible Preferred Stock for cash (FN 18)	-	-	-	-	19,800	198	-	-	-	-	-	-	197,802	-	-	198,000

Discretionary redemption of Series X Convertible Preferred Stock (FN 18)					(6,400)	(64)	-	-	-	-	-	-	(63,936)	-	-	(64,000)

Common Shares Distributable (FN 18)	-	-	-	-	-	-	-	-	-	-	-	-	171,602	(171,602)	-	-

Net loss attributable to common shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,503,028)	-	(2,503,028)

Allocation of loss to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(61)	(61)

Balance at December 31, 2011	65,494,506	$65,495	-	$-	152,177	$1,522	372,999	$373	229,956	$230	124,000	$124	$7,000,218	$(9,679,700)	$(82,379)	$(2,694,117)

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2011	December 31, 2010
CASH FLOWS FROM OPERATIONS

Net loss	$(2,503,028)	$(3,599,363)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Depreciation and amortization	122,775	144,273
Bad debt expense	931,719	1,831,014
Loss on investment in portfolio assets	279,241	-
(Gain)/ Loss on change in fair value of derivative	(73,590)	49,135
Gain on sale of equipment	(19,270)	-
Loss/ (Income) from investments in unconsolidated entities	14,677	(34,766)
Distributions of earnings from unconsolidated entities	14,147	20,619
Stock based compensation	113,400	588,894
Noncontrolling interest	(61)	(32,207)
Changes in operating assets and liabilities:
Accounts receivable	114,711	(1,402,301)
Restricted cash	-	193,130
Prepaid expenses and other current assets	-	180,974
Deposits and other assets	31,564	1,100
Accounts payable	442,521	79,060
Accrued and other liabilities	9,504	165,201
Deferred rent	127,320	106,296
Deferred revenue	681,878	(25,158)
Net cash provided by (used in) operating activities	287,508	(1,734,099)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in joint venture	-	(24,500)
Investments in portfolio assets	-	(300,000)
Proceeds received on portfolio assets	20,759	-
Purchases of property and equipment	(754)	(42,896)
Proceeds received on sale of equipment	59,550	-
Deposits	90,000	(100,000)
Net cash provided by (used in) investing activities	169,555	(467,396)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from issuance of preferred stock	198,000	702,000
Discretionary redemption of preferred stock	(64,000)
Issuance of common stock for the exercise of stock options	648	3,635
Net payments on lines of credit	(1)	(249,999)
Principal payments on notes payable	(150,734)	(280,809)
Proceeds from notes payable to related parties	513,000	1,081,355
Principal payments on notes payable to related parties	(417,002)	(521,616)
Proceeds from subordinated debt	-	420,000
Principal payments on subordinated debt	(84,000)	(35,000)
Proceeds received from issuance of secured asset promissory note	-	1,200,000
Net cash provided by (used in) financing activities	(4,089)	2,319,566

Net increase in cash and cash equivalents	452,974	118,071

CASH AND CASH EQUIVALENTS, beginning of period	204,161	86,090

CASH AND CASH EQUIVALENTS, ending of period	$657,135	$204,161

SUPPLEMENTAL INFORMATION
Cash paid for taxes - Texas Franchise Tax	$12,895	$19,944
Cash paid for interest	$423,195	$135,861
NONCASH SUPPLEMENTAL INFORMATION
Intellectual property purchase for common shares		$50,000
Common Shares distributable as stock dividend	$171,602
Conversion of debt		$685,771

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc.
Notes To Consolidated Financial Statements
December 31, 2011

NOTE 1.  ORGANIZATION AND RECENT DEVELOPMENTS

U
Halo Companies, Inc. (“Halo”, “HCI” or the “Company”) was incorporated under the laws of the State of Delaware on December 9, 1986.  Its principal executive offices are located at One Allen Center, Suite 500, 700 Central Expy South, Allen, Texas 75013 and its telephone number is 214-644-0065.

Unless otherwise provided in footnotes, all references from this point forward in this Report to “we,” “us,” “our company,” “our,” or the “Company” refer to the combined Halo Companies, Inc. entity, together with its subsidiaries.

Halo has multiple wholly-owned subsidiaries including Halo Group Inc. (“HGI”), Halo Asset Management, LLC (“HAM”), Halo Portfolio Advisors, LLC (HPA), Halo Credit Solutions, LLC (“HCS”), Halo Select Insurance Services, LLC (“HSIS”), Halo Debt Solutions, Inc. (“HDS”), Halo Financial Services, LLC (“HFS”), Halo Group Mortgage, LLC (“HGM”), Halo Group Realty, LLC (“HGR”), Halo Benefits, Inc. (“HBI”), and Equitas Housing Fund, LLC (“EHF”).  HGI is the management and shared services operating company.  HAM provides asset management and mortgage servicing services to investor and asset owners including all aspects of buying and managing distressed REO and non-performing loans.  HPA exists to market all of the Company’s operations into turnkey solutions for strategic business to business opportunities with major debt servicers, lenders, and mortgage backed securities holders.  The remaining subsidiaries provide credit restoration, insurance brokerage, debt settlement, financial education, mortgage services, real estate brokerage and association benefit services to customers throughout the United States.  EHF is the company’s investment in non-performing loans as discussed below in Note 7.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements as of December 31, 2011 and 2010 include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Certain balances have been reclassified in prior period to be consistent with current year presentation.

URevenue Recognition and Accounts Receivable and Deferred Revenue

The Company recognizes revenue in the period in which services are earned and realizable.  To further understand the Company’s business, HAM earns fees from its clients for its boarding and initial asset management fee, success fees, and its monthly servicing fee.  The boarding and initial asset management services are performed in the first 30-60 days of assets being boarded and include; IRR analysis of loans boarded, detailed asset level workout exit strategy analysis, boarding the assets onto HAM’s proprietary software platform and the integrated servicing platform, identification and oversight of custodial files, oversight of mortgage/deed assignment from previous servicer, oversight of title policy administration work, and delinquent property tax research and exposure review.  HAM’s monthly success fees are earned for completing its default and asset disposition services including loan modification, originating owner finance agreements, and cash sales of REO properties owned by the client.  HAM’s servicing fees are earned monthly and are calculated on a monthly unit price for assets under management.

With respect to any enrolled debt account, HFS recognizes its revenue once a client makes at least one payment to a creditor pursuant to a settlement agreement, debt management plan, or other valid contractual agreement between the client and the creditor. The revenue recognized on any enrolled account bears the same proportional relationship to the total revenue that would be recognized for renegotiating, settling, reducing, or altering the terms of the debt balance on all of a particular client’s enrolled accounts as the individual debt amount bears to the entire debt amount.   Settlements can be in the form of a lump sum creditor settlement payment or via contractual payment plans.  Effective October 27, 2010, there were no new sales in HDS (current servicing of existing customers is still active, including collecting of fees already earned and owed on all existing customers).  Any new debt settlement business to the Company after October 27, 2010 has been and will continue to be transacted in the HFS entity.  As such, the 10 month revenue recognition period previously discussed in prior annual financial statements for all new clients enrolled into HDS in October of 2010 has been fully recognized by July 2011.  Cash receipts from customers (including boarding an initial asset management fees from clients of HAM) in advance of revenue recognized are originally recorded as deferred revenue and recognized into revenue over the period services are provided.

Revenue recognition periods for HFS and HDS customer contracts are shorter than the related payment terms.  Accordingly, HFS and HDS accounts receivable are the amount recognized as revenue less payments received on account.  HAM receivables are typically paid the month following services performed.  As of December 31, 2011, the Company’s accounts receivable are made up of the following percentages;  HAM at 49%, HDS at 32%, HPA at 12%, HFS at 5%, all other at 2%.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: past transaction history with the customer, current economic and industry trends, and changes in customer payment terms.  The Company provides for estimated uncollectible amounts through an increase to the allowance for doubtful accounts and a charge to earnings based on actual historical trends and individual account analysis.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts.  The below table summarizes the Company’s allowance for doubtful accounts as of December 31, 2011 and 2010, respectively;

	Balance at Beginning of Period	Increase in the Provision	Account Receivable Write-offs	Balance at End of Period
Year ended December 31, 2011
Allowance for doubtful accounts	$331,085	$931,719	$816,082	$446,722
Year ended December 31, 2010
Allowance for doubtful accounts	$207,074	$1,831,014	$1,707,003	$331,085

As of December 31, 2011, the Company’s allowance for doubtful accounts is made up of the following percentages; HAM at 81%, HDS at 16%, and HPA at 3%.  The HAM and HPA allowance is related to one client whom the Company has fully reserved all outstanding accounts receivables as of December 31, 2011.

UNet Income (Loss) Per Common Share

Basic net income(loss) per share is computed by dividing (i) net income available to common shareholders (numerator), by (ii) the weighted average number of common shares outstanding during the period (denominator).  Diluted net income(loss) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period.  At December 31, 2011 and 2010, there were 2,310,977 and 2,603,554 shares, respectively, underlying potentially dilutive convertible preferred stock and stock options outstanding.  These shares were not included in weighted average shares outstanding for the period ending December 31, 2011 and 2010 because their effect is anti-dilutive due to the Company’s reported net loss.

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
U

Principles of Consolidation

The consolidated financial statements of the Company for the year ended December 31, 2011 and 2010 include the combined financial results of HCI, HGI, HCS, HDS, HGM, HGR, HBI, HSIS, HCIS (defined below), HFS, HPA, HAM, and EHF.  All significant intercompany transactions and balances have been eliminated in consolidation.

UCash and Cash Equivalents

The Company considers all liquid investments with a maturity of 90 days or less to be cash equivalents.

Deposits and Other Assets

 At December 31, 2010, deposits and other assets included $100,000 in funds kept by a merchant bank to cover potential losses by the bank from customer cancellations.  During 2011 the merchant bank released $90,000 of the $100,000 in funds to the Company.  At December 31, 2011, deposits and other assets included $10,000 in funds kept by a merchant bank to cover potential losses by the bank from customer cancellations.  The remaining balance as of December 31, 2011 includes $50,000 related to the fiscal year 2010 purchase of certain intellectual property (IP) (offset by $11,667 in accumulated amortization of the IP).  The IP purchase consisted primarily of multiple web domains for which Halo holds the right, title, and interest.  The IP is to be amortized into earnings over a 60 month term effective November 2010 through October 2015.  Although the IP asset is not considered material to the overall consolidated financial statements, the IP will be reviewed for impairment consistent with Halo’s policy for Long-lived assets as discussed below.  There was no impairment charge for the year ended December 31, 2011.

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

Equity method investments are included in investments in unconsolidated entities.  Earnings on these investments are recorded in income from unconsolidated entities in the consolidated statements of operations.  As of December 31, 2011, the investment in the joint venture was $9,823.  Loss of $14,677 was recognized on the joint venture for the year ended December 31, 2011.  HGM received $14,147 in distributions from the joint venture during the year ended December 31, 2011.

During the three months ended December 31, 2011, the Company’s management along with the primary beneficiary made a collective decision to wind down the joint venture agreement and remaining operations.  The joint venture arrangement was not in line with the Company’s continued focus and financial capitalization efforts on growing the asset management and portfolio advisor subsidiaries.  The $9,823 investment in the joint venture was returned to the Company in a final joint venture disbursement in early 2012.  The joint venture was not material to the Company’s statement of financial position or results from operations.

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

Gains (Losses) on Investments

Gains (losses) on investments are reported as realized upon disposition of investments and are calculated based upon the difference between the proceeds and the cost basis determined.  Costs of investments that in managements’ judgment have become permanently impaired, in whole or in part, are written off and reported as realized losses.  All other changes in the valuation of portfolio investments are included as changes in the unrealized appreciation or depreciation of investments in the consolidated statements of operations.  For the year ended December 31, 2011, there was a $279,241 loss on investment in portfolio assets for the year ended December 31, 2011.  There was no gain or loss for the year ended December 31, 2010.

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

Long-lived assets are reviewed on an annual basis or whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by that asset. If it is determined that the carrying amount of an asset may not be recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Fair value is the estimated value at which the asset could be bought or sold in a transaction between willing parties.  There were no impairment charges for the year ended December 31, 2011 and 2010.

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

As of December 31, 2011, in line with the fact the Company received no additional cash flows into the Company related to the Assignment and Contribution Agreement (discussed in detail in Note 18 below) the Company has not recorded in its statement of financial position an intangible asset of any value and therefore there has been no amortization or impairment of the identifiable intangible asset.  As it relates to the intangible asset, the trade secrets purchased on the contract date will in no case be forfeited by the Company regardless of the shares conveyance as discussed in Note 18.

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

The Company accounts for its position in tax uncertainties under ASC 740-10. ASC 740-10 establishes standards for accounting for uncertainty in income taxes. ASC 740-10 provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. ASC 740-10 applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) No additional liabilities have been recognized as a result of the implementation. The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the year ended December 31, 2011 and 2010.

Deferred Rent

Deferred rent of the Company is comprised of two balances.  First, the Company’s operating leases for its office facilities contain free rent periods during the lease term.  For these types of leases the Company recognizes rent expense on a straight line basis over the minimum lease term and records the difference between the amounts charged to expense and the amount paid as deferred rent.  As the free rent periods have expired on the existing office facility leases as of December 31, 2011, the Company expects the deferred rent balance to decrease over the remaining rental period until maturity date at which time the deferred rent balance will have been reduced to $0.  This balance is included within the balance sheet in both the current and long term portion of deferred rent.  The second portion of the deferred rent balance is comprised of a $257,012 reduction fee for a contractually agreed decrease in the Company’s office facilities as discussed fully in Note 16.

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

Recent Accounting Pronouncements

During the year, the following applicable accounting updates were made to the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC or Codification):

•	Accounting Standards Update (ASU or Update) 2011-04 Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS
•	ASU 2011-11 Balance Sheet: Disclosures about Offsetting Assets and Liabilities

Information about these accounting updates is further described in more detail below.

ASU 2011-04 results in common fair value measurement and disclosure requirements in GAAP and IFRS.   The amendments are to be applied prospectively for public entities for interim and annual periods beginning after December 15, 2011.  The amendments primarily change the wording used to describe the requirements for measuring fair value and disclosing information about fair value measurements in accordance with GAAP.  The amendment will not have a material impact on the Company’s financial position and results of operations.

ASU 2011-11 was provided in light to the differences in offsetting (netting) assets and liabilities requirements in the statement of financial position prepared in accordance with GAAP as compared to in accordance with International Financial Reporting Standards (IFRS).  The differences reduce comparability of statements of financial position.  As such, the primary differences are being addressed in joint requirements by GAAP and IFRS to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  This includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and lending arrangements.  This should further facilitate comparison between issuers preparing their financial statements on the basis of GAAP vs. IFRS.  The amendment had no material impact on the Company’s financial position and results of operations.

NOTE 3.  CONCENTRATIONS OF CREDIT RISK

The Company maintains aggregate cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). During 2011, the FDIC insured deposit accounts up to $250,000.  Further, all funds in noninterest-bearing transaction accounts are insured in full by the FDIC from December 31, 2010 through December 31, 2012.  At December 31, 2011, the Company’s cash accounts in interest bearing accounts were in multiple banks and all less than the $250,000 FDIC insured amount or were in noninterest bearing transaction accounts and as such were insured in full.

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

Operating Segments	For the Year Ended
	December 31,
	2011	2010
Revenue:
Halo Asset Management	$2,929,027	$-
Halo Portfolio Advisors	1,131,312	203,172
Halo Group Realty	1,145,835	563,278
Halo Debt Solutions/Halo Financial Solutions	652,383	5,711,528
Other	421,757	383,226
Net Revenue	$6,280,314	$6,861,204

Operating income (loss):
Halo Asset Management	$1,816,521	$-
Halo Portfolio Advisors	266,236	(5,017)
Halo Group Realty	(21,771)	(32,370)
Halo Debt Solutions/Halo Financial Services	(607,254)	1,056,960
Other	(676,498)	(200,314)
Less: Corporate expenses (a)	(3,280,262)	(4,418,622)
Operating loss	$(2,503,028)	$(3,599,363)

(a)
Corporate expenses include salaries, benefits and other expenses, including rent and general & administrative expenses, related to Corporate office overhead and functions that benefit all operating segments.  Corporate expenses are expenses that the Company does not directly allocate to any segment above.  Allocating these indirect expenses to operating segments would require an imprecise allocation methodology.  Further, there are no material amounts that are the elimination or reversal of transactions between the above reportable operating segments.

The assets of the Company consist primarily of cash, accounts receivable, and property/equipment/software.  Cash is managed at the corporate level of the Company and not at the segment level.  Each of the remaining primary assets has been discussed in detail, including the applicable operating segment for which the assets and liabilities reside, in the consolidated notes to the financial statements.  As such, the duplication is not warranted in this footnote.

All debt of the Company is on the books of the corporate parent companies HCI and HGI with the exception of the $1,200,000 secured asset promissory note of EHF.  This note is discussed in detail in Note 13.  Interest expense related to the secured asset promissory note totaled $300,000.  The remaining $185,810 of the $485,810 interest expense for the year ended December 31, 2011 is included in corporate expenses above.

For the year ended December 31, 2011 there have been no material transactions between reportable units that would materially affect an operating segment profit or loss.  Intercompany transactions are eliminated in the consolidated financial statements.

NOTE 5.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need additional financing to fully implement its business plan including continued growth and establishment of a stronger brand name of HAM’s asset management in the distressed asset sector as well as continuing to service our existing direct-to-consumer customers.

There are no assurances that additional financing will be available on favorable terms, or at all.  If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures.  The failure to adequately fund its capital requirements could have a material adverse effect on the Company’s business, financial condition and results of operations.  Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders, and incurring additional indebtedness could involve an increased debt service cash obligation, the imposition of covenants that restrict the Company operations or the Company’s ability to perform on its current debt service requirements.  The Company has incurred an accumulated deficit of $9,679,700 as of December 31, 2011.  However, of the accumulated deficit, $2,103,948 of expense was incurred as stock-based compensation, $363,860 in depreciation expense, and $279,241 in impairment loss on investment in portfolio assets, all of which are non-cash expenses.   Further, $906,278 of the accumulated deficit is related to the issuance of stock dividends, also non cash reductions in the accumulated deficit.  The totals of these non-cash retained earnings reductions represents 38% of the total deficit balance.  Management, in the ordinary course of business, is trying to raise additional capital through sales of common stock as well as seeking financing via equity or debt, or both from third parties.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6.  PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software consist of the following as of December 31, 2011 and 2010, respectively:

Computers and purchased software	$162,518	$161,764
Furniture and equipment	352,800	436,716
	515,318	598,480
Less: accumulated depreciation	(316,224)	(264,529)
	$199,094	$333,951

Depreciation totaled $95,331 and $129,925 for the year ended December 31, 2011 and 2010.  During September 2011, the Company sold furniture and equipment of $83,916 and accumulated depreciation of $43,636 for $59,550.  The gain of $19,270 is included in the income statement as gain on sale of equipment.

NOTE 7. INVESTMENTS IN PORTFOLIO ASSETS

In December 2010, EHF entered into an agreement to purchase non-performing mortgage notes secured by the property, across the United States, for 6.6% of unpaid principal balance. Total purchase price of the investment was $300,000.  The Company will utilize several different strategies to place a new borrower in an asset or to modify the terms of an existing borrower and subsequently will season the notes for 6-24 months collecting cash flow payments from the borrower while providing consumer financial rehabilitation services to each customer, including debt relief, credit restoration and financial education.  Following several months of seller financed payment seasoning, the Company disposes of the performing Assets in bulk to various bulk performing asset buyers.  Prior to any bulk disposal, the Company will refinance those consumers that have achieved a level of qualification capable of securing the loan.  As the purchase agreement was entered into on December 28, 2010, management deemed the value as of the date of purchase to be consistent with the value as of the December 31, 2010.  As of December 31, 2011, the value was $279,241.  The Company has determined that the timing and amount of future cash flows from these notes cannot be reasonably estimated at December 31, 2011.  As such, the cost recovery method has been applied.

This investment has been classified as Level III investments according to ASC 820.  The changes in investments measured at fair value for which the Company has used Level III inputs to determine fair value is as follows as of December 31, 2011:

Face Value	$4,604,542
Discount	(4,304,542)
Purchase Price	300,000
Payments received in 2011 and applied to investment	(20,759)
Impairment on December 31, 2011	$(279,241)
Balance, December 31, 2011	$0

During 2011, the seller’s estate, including the above mentioned non-performing mortgage notes, was placed into receivership with a court appointed receiver.  The receiver has asserted ownership of the assets in receivership, including the referenced mortgage notes.  As the Company’s right to these assets has been impaired, the Company assesses its ability to reclaim the assets as remote and an impairment of the investment in portfolio assets is warranted.  Accordingly, the Company recognized impairment of the assets of $279,241 as of December 31, 2011.

NOTE 8.  ACCRUED AND OTHER LIABILITIES

The Company accounted for $332,713 in accrued liabilities at December 31, 2011.  Included in this accrual was $155,656 in salaries and wages payable (including payroll tax and accrued penalties of $70,466), $88,145 in deferred compensation to multiple senior management personnel, $55,412 in accrued interest, and $33,500 in other.  The Company accounted for $424,663 in accrued liabilities at December 31, 2010.  Included in this accrual was $121,171 in salaries and wages payable, $173,152 in deferred compensation to multiple senior management personnel, $95,292 in accrued interest and $35,048 in other.

NOTE 9.  LINE OF CREDIT

On March 6, 2009, the Company entered into a revolving line of credit (“LOC”) facility with LegacyTexas Bank (“LTB”) which provided maximum borrowings of $250,000, subject to a borrowing base, and beared interest at the bank’s rate as defined as prime plus 1% (6% floor).  On September 6, 2009, the Company increased the line of credit $75,000 to a maximum borrowing amount of $325,000, subject to a borrowing base, with the same interest rate.  The $325,000 maximum borrowing amount included a $75,000 letter of credit to the Company’s business office lessor.  The LOC was cross collateralized by all of the Company’s assets.

During the year ended December 31, 2010, the Company modified and amended the LOC facility agreement with LTB modifying the maturity date to December 31, 2010.  Outside of the $75,000 letter of credit to the office lessor, the only borrowing capacity on the LOC was the $1 outstanding balance which along with the $75,000 letter of credit was included in a new LTB note payable balance in August 2011.  See further discussion in Notes Payable (Note 11).  As of December 31, 2011 and 2010, the Company had a LOC outstanding balance of $0 and $1, respectively.

NOTE 10.  NOTES PAYABLE DUE TO RELATED PARTIES

The notes payable due to related parties have been amended as of December 31, 2011 and reside in two notes as follows;

During March 2011, the Company entered into one unsecured promissory note with a related party (a company director) in the amount of $250,000 (2011 Related Party Note).  The 2011 Related Party Note had a fixed interest amount of $50,000 and a maturity date of July 31, 2011.  On September 20, 2011, the 2011 Related Party Note was amended to include the 2011 Related Party Note plus $52,426 of accrued interest for a total note balance of $302,426.  The 2011 Related Party Note has a 6% interest rate and is a monthly installment note with final maturity of October 2013.  All interest and principal is due upon maturity.  As of December 31, 2011, the 2011 Related Party Note was $246,436, of which $40,143 is included in current portion of notes payable to related parties.

On September 1, 2011, several previous related party notes totaling $370,639 were amended and consolidated into the 2011 Consolidated Related Party Note.  This note bears interest of 6% and has a maturity date of September 15, 2016.  As of December 31, 2011, the 2011 Consolidated Related Party Note balance was $315,672, of which $23,704 is included in current portion of notes payable to related parties.  As of December 31, 2010, prior to the above stated amendment of the 2011 Consolidated Related Party Note, there were three related party balances each totaling $46,140, $230,584, and $100,000, all included in current portion of notes payable to related parties.

During September 2010 the Company entered into one unsecured promissory note with a related party (a company director) for a working capital advance to the Company in the amount of $70,000 (the “2010 Related Party Note”).  Subsequent to September 2010 thru December 31, 2011, the company director has provided additional advances on the note of $378,000 and the Company has made payments on the note of $448,000. As ofDecember 31, 2011 and 2010, the amount outstanding under the 2010 Related Party Note totaled $0 and $38,000, included in current portion of notes payable to related parties.

The Company incurred $86,892 and $78,354 of interest expense to directors and other related parties during the year ended December 31, 2011 and 2010.  Accrued interest due to directors and other related parties totaled $55,030 and $94,307 at December 31, 2011 and 2010, respectively.

NOTE 11.  NOTES PAYABLE

On March 6, 2009, the Company entered into a 36 month secured promissory note with LTB in the amount of $374,000.  The note bears interest at the Federal Home Loan Bank (FHLB) 2.5 to 3 year rate plus 3.25% (6.16% fixed rate over the term of the note).  In August 2011, this 36 month note along with the 60 month note below was consolidated into one new note as discussed below.  As of December 31, 2011, the note payable balance was $0.  As of December 31, 2010, the note payable balance was $164,484, included in current portion of notes payable.

On April 15, 2009, the Company entered into a 60 month secured promissory note with LTB in the amount of $167,000.  The proceeds of this note payable were used to purchase communication equipment.  The note bears interest at 7% per annum with monthly installments.  In August 2011, this 60 month note along with the 36 month note above was consolidated into one new note as discussed below.  As of December 31, 2011, the note payable balance was $0.  As of December 31, 2010, the note payable balance was $84,124, included in current portion of notes payable.

On August 15, 2011, the Company entered into an agreement with LTB to consolidate the two notes (LTB Consolidated Note) discussed above into a 15 month note.  As such, effective August 15, 2011, the LTB Consolidated Note had a balance of $155,000.  The note bears fixed interest of 3% and has a maturity date of November 15, 2012.  As of December 31, 2011, the note payable balance was $114,244, included in current portion of notes payable.

On August 15, 2011, the Company entered into an agreement with LTB to term out the $75,001 line of credit into an 18 month note ($75,000 of this is the letter of credit discussed in Note 9).  The terms of the new note include an interest rate of 3% with a maturity date of February 15, 2013.  As of December 31, 2011, the note payable balance was $58,630, of which $50,174 is included in current portion of notes payable.

The two notes are current and collateralized by all of the Company’s assets.

NOTE 12.  SUBORDINATED DEBT

During January 2010, the Company authorized a $750,000 subordinated debt offering (Subordinated Offering), which consists of the issuance of notes paying a 16% coupon with a 1% origination fee at the time of closing.  The maturity date of the notes is January 31, 2013.  Repayment terms of the notes included interest only payments through July 31, 2010.  Thereafter, level monthly payments of principal and interest are made as calculated on a 60 month payment amortization schedule with final balloon payment due at maturity.  The rights of holders of notes issued in the Subordinated Offering are subordinated to any and all liens granted by the Company to a commercial bank or other qualified financial institution in connection with lines of credit or other loans extended to the Company in an amount not to exceed $2,000,000, and liens granted by the Company in connection with the purchase of furniture, fixtures or equipment.  This includes the LTB debt disclosed in Note 9 and Note 11.  Since inception of the offering, the Company raised $420,000 in the Subordinated Offering, $0 of which was raised during the year ended December 31, 2011.  As of December 31, 2011, subordinated debt balance was $282,102, of which $66,556 is included in current portion of subordinated debt.  As of December 31, 2010, subordinated debt balance was $348,658, of which $66,556 is included in current portion of subordinated debt.

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

The Company adopted the provisions of FASB ASC 815, “Derivatives and Hedging” (FASB ASC 815).  FASB ASC 815 requires freestanding contracts that are settled in a company’s own stock to be designated as an equity instrument, assets or liability. Under the provisions of FASB ASC 815, a contract designated as an asset or liability must be initially recorded and carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires.  Accordingly, the Company determined that the warrants should be accounted for as derivative liabilities and has recorded the initial value as a debt discount which will be amortized into interest expense using the effective interest method.  As of December 31, 2011, the balance of debt discount was $18,898, of which $17,444 was included in current portion of subordinated debt, with the remaining $1,454 included in subordinated debt, less current portion.  As of December 31, 2010, the balance of debt discount was $36,342, of which $17,444 was included in current portion of subordinated debt, with the remaining $18,898 included in subordinated debt, less current portion.  Subsequent changes to the marked-to-market value derivative liability will be recorded in earnings as derivative gains and losses. As of December 31, 2011, there were 112,000 warrants outstanding with a derivative liability of $24,970.  As of December 31, 2010, there were 112,000 warrants outstanding with a derivative liability of $98,560.  The $73,590 decrease in fair value is included in the income statement as gain on change in fair value of derivative.  The warrants were valued using the Black-Scholes model, which resulted in the fair value of the warrants at $0.22 per share using the following assumptions;

December 31, 2011
Risk-free rate	0.83%
Expected volatility	237.31%
Expected remaining life (in years)	5.00
Dividend yield	0.00%

NOTE 13.  SECURED ASSET PROMISSORY NOTE

During December 2010, the Company authorized a debt offering to be secured by real estate assets purchased in connection with Equitas Housing Fund, LLC, (“Equitas Offering”).  The Equitas Housing Fund offering, which is now closed, generated $1,200,000 in proceeds.  Of the $1,200,000 in proceeds received, $300,000 was used to acquire non-performing, residential mortgage notes and the balance was used for mortgage note workout expenses and operational expenses of HGI and HAM.  The Secured Asset Promissory Note consists of a 25% coupon with a maturity date of December 31, 2012.  Accrued interest is to be paid quarterly at the end of each fiscal quarter beginning March 31, 2011 through maturity date and continuing until the promissory note has been paid in full.  The rights of the holders of the Secured Asset Promissory Notes include a security interest in the collateral of the above mentioned securities of real estate properties.  As of December 31, 2011, the Secured Asset Promissory Note balance was $1,200,000.  For the year ended December 31, 2011, the Company incurred $300,000 in interest expense on the note.  As of December 31, 2011, as all accrued interest has been paid in full, the accrued interest balance was $0.  For the year ended December 31, 2010, the Company raised $1,200,000 in the Equitas Offering which was the balance as of December 31, 2010.

NOTE 14.  RELATED PARTY TRANSACTIONS

For the year ended December 31, 2011 and 2010, HPA and HAM recognized revenue totaling $986,162 and $0, respectively, from an entity owned by a significant shareholder in the Company.  The shareholder became a significant shareholder in December 2010 as part of the Assignment and Contribution Agreement (defined in Note 18 below).

For the year ended December 31, 2011 and 2010, the Company incurred consulting costs totaling $74,750 and $92,650 to two separate entities owned each by a director and former director of the Company.  The former director remains a significant shareholder in the Company.

For the year ended December 31, 2011 and 2010, the Company incurred interest expense to related parties (See Note 10).

All cash consideration received in the Series X Preferred (defined in Note 18 below), for the year ended December 31, 2011 is from a significant shareholder of the Company.

NOTE 15.  INCOME TAXES

For the year ended December 31, 2011, the annual effective federal tax rate of (1.4%) varies from the U.S. federal statutory rate primarily due to certain non-deductible expenses and an increase in the valuation allowance associated with the net operating loss carry-forwards. Our deferred tax assets related to net operating loss carry-forwards remain fully reserved due to uncertainty of utilization of those assets.  The following table summarizes the difference between the actual tax provision and the amounts obtained by applying the statutory tax rates to the income or loss before income taxes for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011	2010
Tax benefit calculated at statutory rate	34.0%	34.0%
Permanent Differences	(0.5)	(2.3)
State Income Tax	(0.9)	(0.1)
Other	(0.0)	1.0
Total		32.6

Increase to Valuation Allowance	(34.0)	(31.8)

Provision for income taxes	(1.4%)	0.8%

Deferred tax assets and liabilities are computed by applying the effective U.S. federal and state income tax rate to the gross amounts of temporary differences and other tax attributes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At December 31, 2011, the Company believed it was more likely than not that future tax benefits from net operating loss carry-forwards and other deferred tax assets would not be realizable through generation of future taxable income and are fully reserved.

The Company has net operating loss (“NOL”) carry-forwards of approximately $5,600,000 available for federal income tax purposes, which expire from 2012 to 2032.  Because of the changes in ownership that occurred on June 30, 2004 and September 30, 2009, prior to GVC merging with HCI, and based on the Section 382 Limitation calculation, the Company will be allowed approximately $6,500 per year of GVC Venture Corp.’s federal NOLs generated prior to June 30, 2004 until they would otherwise expire.  The Company would also be allowed approximately $159,000 per year of GVC Venture Corp.’s federal NOLs generated between June 30, 2004 and September 30, 2009 until they would otherwise expire.

Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

	At December 31, 2011	At December 31, 2010
Current deferred tax liability:
Accrual to cash adjustment	$337,698	$(292,055)
Net non-current deferred tax assets:
Property and equipment	(12,221)	(110,482)
Deferred rent	143,023	99,734
Stock compensation	276,799	280,261
Other	2,821	3,331
Net operating loss carry-forward	1,961,629	1,879,499
Net	2,709,749	1,860,288
Less valuation allowance	(2,709,749)	(1,860,288)
Net deferred taxes	$–	$–

NOTE 16.  COMMITMENTS AND CONTINGENCIES

The Company leases its office facilities and various office equipment under non-cancelable operating leases which provide for minimum monthly rental payments.  Pursuant to an office lease amendment dated September 2, 2011, the Company amended its office facilities agreement to reduce its leased office facilities and make monthly cash payments of $43,552.  In amending the agreement, the Company and lessor also agreed to a reduction fee of $257,012, due by February 1, 2012.  This balance is included in current portion of deferred rent.  At the time of the filing of these financial statements the Company has not paid this balance, however, the Company is in negotiations with the office lessor on an agreement to updated payment terms on the reduction fee.  The September 2, 2011 amendment reduced the overall cash flow commitment for future minimum rent payments by approximately $650,000, with deferred rent on the consolidated balance sheets (separate from the reduction fee above) being reduced $56,295.  The lease expires on August 28, 2014.

Future minimum rental obligations under leases as of December 31, 2011 are as follows:

Years Ending December 31:
2012	$	*811,573
2013		554,164
2014		351,046
2015 and thereafter		0
Total Minimum lease commitments		$1,856,947

*The $811,573 includes the $257,012 reduction fee discussed above

For the year ended December 31, 2011, the Company incurred facilities rent expense totaling $755,572, which includes the 257,012 reduction fee noted above.  For the year ended December 31, 2010, the Company incurred facilities rent expense totaling $575,049.

In the ordinary course of conducting its business, the Company may be subject to loss contingencies including possible disputes or lawsuits.  The Company notes the following;

The Company and certain of its affiliates, officers and directors have been named as defendants in an action filed on December 12, 2011 in the 191st District Court of Dallas County, Texas.  The Plaintiffs allege that the Company has misappropriated funds in connection with offerings of securities during 2010 and 2011.  The complaint further alleges that Defendants engaged in fraudulent inducement, negligent misrepresentation, fraud, breach of fiduciary duty, negligence, breach of contract, unjust enrichment, conversion, violation of the Texas Securities Act, and civil conspiracy.  The action seeks an injunction and a demand for accounting along with damages in the amount of $4,898,157.  The Company has taken the position that the Plaintiffs’ claims have no merit, and accordingly is defending the matter vigorously.  Defendants have filed a general denial of the claims as well as a Motion to Designate Responsible Third Parties whom Defendants believe are responsible for any damages Plaintiffs may have incurred.  Defendants have also filed a Motion for Sanctions against the Plaintiffs and their counsel arguing, among other things, that (i) the Plaintiffs’ claims are “judicially estopped” from moving forward by virtue of the fact that the same Plaintiffs previously filed suit against separate entities and parties with diametrically opposed and contradicting views and facts; (ii) Plaintiffs have asserted claims against Defendants without any basis in law or fact; and (iii) Plaintiffs have made accusations against Defendants that Plaintiffs know to be false.

As noted above, the Company, in conjunction with its Directors and Officers insurance carrier, is defending the matter vigorously.  Based on the facts alleged and the proceedings to date, the Company believes that the Plaintiffs’ allegations will prove to be false, and that accordingly, it is not probable that a negative outcome for the Company or the remaining Defendants will occur.  As with any action of this type the timing and degree of any effect upon the Company are uncertain.  If the outcome of the action is adverse to the Company, it could have a material adverse effect on our business prospects, financial position, and results of operation.

NOTE 17. STOCK OPTIONS

The Company granted stock options to certain employees under the HGI 2007 Stock Plan, as amended (the “Plan”).   The Company was authorized to issue 2,950,000 shares subject to options, or stock purchase rights under the Plan.  These options (i) vest over a period no greater than two years, (ii) are contingently exercisable upon the occurrence of a specified event as defined by the option agreements, and (iii) expire three months following termination of employment or five years from the date of grant depending on whether or not the options were granted as incentive options or non-qualified options.  At September 30, 2009, any options available for issuance under the Plan but unissued, have been forfeited and consequently the Company has no additional shares subject to options or stock purchase rights available for issuance under the Plan.  As of December 31, 2011, 428,300 option shares have been exercised.  Total stock options outstanding through December 31, 2011 total 1,462,350.  The weighted average remaining contractual life of the outstanding options at December 31, 2011 is approximately 1.85 years.

A summary of stock option activity in the Plan is as follows:

			Weighted
		Exercise	Average
	Number of	Price	Exercise
	Options	Per Option	Price
Outstanding at December 31, 2009	2,827,470	$0.01 – 1.59	$0.66
Granted	-	-	-
Exercised	(363,500)	0.01	0.01
Canceled	(269,900)	0.01 – 1.59	1.54
Outstanding at December 31, 2010	2,194,070	$0.01 – 1.59	$0.47
Granted	-	-	-
Exercised	(64,800)	0.01	0.01
Canceled	(666,920)	0.01 – 1.59	0.31
Outstanding at December 31, 2011	1,462,350	$0.01 – 1.59	$0.81

Total compensation cost to be expensed over the vesting period of stock options is $2,103,948, all of which has been expensed as of December 31, 2011.  Stock compensation expense totaled $113,400 and $588,894 for the year ended December 31, 2011 and 2010.

On July 19, 2010, the board of directors approved the Company’s 2010 Incentive Stock Plan (2010 Stock Plan).  The 2010 Stock Plan allows for the reservation of 7,000,000 shares of the Company’s common stock for issuance under the plan.  The 2010 Stock Plan became effective July 19, 2010 and terminates July 18, 2020.  As of December 31, 2011, no shares have been issued or stock option agreements executed under the 2010 Stock Plan.

NOTE 18. SHAREHOLDERS’ EQUITY

Common Stock

During the year ended December 31, 2011, 64,800 shares of common stock were issued via the exercise of stock options.

On December 31, 2011 the Company’s Board of Directors declared a stock dividend of Halo Companies Inc. common stock to all holders of HGI Series A Preferred, Series B Preferred, and Series C Preferred (all defined below) for all accrued dividends from June 30, 2010 up through December 31, 2011.  This resulted in the board declaring 780,031 shares of common stock valued at $171,602.  The common stock was valued using the Black-Scholes model, which resulted in the fair value of the common stock at $0.22 per share.   The issuance of these shares resulted in an increase in the accumulated deficit of $171,602.  The Company plans to issue the shares in early 2012.

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

As mentioned above, the Agreement provides for “clawback” provisions, pursuant to which all of the shares of Halo Common Stock issued to the member of Equitas Asset Management are subject to forfeiture in the event certain financial metrics are not timely achieved.  The financial metrics call for significant cash generation by EHF within the first 12 months, and within the first 24 months following the closing date.  We refer you to Section 2(b)(i) and (ii) of the Agreement, for the specifics of the clawback provisions.  As of December 31, 2011, no cash has been generated by EHF.  The time to meet the 12 month financial metric has lapsed and the metric has not been met.  Indeed, given the passage of time and lack of progress on the essential business model, it is clear to the Company that the 24 month financial metric set forth in the Agreement also will not be met.  Based upon the events that have transpired, and the lack of progress toward the financial metrics, the Company demanded that the recipients of the shares of Halo Common Stock give effect to both clawback provisions and immediately forfeit back all of the Halo shares issued to such recipients – an aggregate of 21,200,000 shares.  Additionally, the Company has instructed the Company’s transfer agent to cancel all of the shares of Company Common Stock issued pursuant to the Agreement.  To date, the Company’s transfer agent has refused to cancel the shares without either (i) presentation of the physical certificates to the transfer agent, or (ii) a court order requiring the transfer agent to cancel.  At the time of issuing these financial statements the Company has been unsuccessful in its attempts to procure the physical certificates for presentment to the transfer agent, and the Company has yet to secure a court order requiring the transfer agent to cancel the certificates.  Accordingly, the 21,200,000 shares issued are still outstanding at December 31, 2011.

The Company’s total common shares outstanding totaled 65,494,506.

Preferred Stock

In connection with the Merger, the Company authorized 1,000,000 shares of Series Z Convertible Preferred Stock with a par value of $0.01 per share (the “Series Z Convertible Preferred”).  The number of shares of Series Z Preferred Stock may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series Z Preferred Shares to less than the number of shares then issued and outstanding.  In the event any Series Z Preferred Shares shall be converted, (i) the Series Z Preferred Shares so converted shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series Z Preferred Shares set forth in this section shall be automatically reduced by the number of Series Z Preferred Shares so converted and the number of shares of the Corporation’s undesignated Preferred Stock shall be deemed increased by such number.  The Series Z Convertible Preferred is convertible into common shares at the rate of 45 shares of common per one share of Series Z Convertible Preferred.  The Series Z Convertible Preferred has liquidation and other rights in preference to all other equity instruments.  Simultaneously upon conversion of the remaining Series A Preferred, Series B Preferred, and Series C Preferred and exercise of any outstanding stock options issued under the HGI 2007 Stock Plan into Series Z Convertible Preferred, they will automatically, without any action on the part of the holders, be converted into common shares of the Company.  During the year ended December 31, 2011, in connection with the exercise of stock options into common stock and converted Series A Preferred, Series B Preferred and Series C Preferred as noted above, 1,440 shares of Series Z Convertible Preferred were automatically converted into shares of the Company’s common stock leaving 917,270 shares of authorized undesignated Preferred Stock in the Company in accordance with the Series Z Convertible Preferred certificate of designation.  As of December 31, 2011 there were 82,730 shares of Series Z Preferred authorized with zero shares issued and outstanding.

The Company authorized 175,000 shares of Series X Convertible Preferred Stock with a par value of $0.01 per share (the “Series X Preferred”).  The number of shares of Series X Preferred may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series X Preferred to less than the number of shares then issued and outstanding.  In the event any Series X Preferred Shares shall be redeemed, (i) the Series X Preferred so redeemed shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series X Preferred Shares set forth in this section shall be automatically reduced by the number of Series X Preferred Shares so redeemed and the number of shares of the Corporation's undesignated Preferred Stock shall be deemed increased by such number.  The Series X Preferred Shares rank senior to the Company’s common stock to the extent of $10.00 per Series X Preferred Shares and on a parity with the Company’s common stock as to amounts in excess thereof.  The holders of Series X Preferred shall not have voting rights.  Holders of the Series X Preferred shall be entitled to receive, when and as declared by the board of directors, dividends at an annual rate of 9% payable in cash when declared by the board.  Holders of Series X Preferred have a liquidation preference per share equal to $10.00.  The liquidation preference was $1,521,770 as of December 31, 2011.  During the year ended December 31, 2011, 6,400 Series X Preferred shares have been redeemed through a Halo selective discretionary redemption.  As such, As of December 31, 2011 there were 152,177 shares authorized with 152,177 shares issued and outstanding.  Of the 152,177 shares issued and outstanding, 62,177 shares were related to the 2010 conversion from notes payable due to related parties.  The remaining 90,000 shares were issued for cash consideration.

The HGI Series A Convertible Preferred Stock (the “Series A Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series A Preferred would be entitled to upon conversion, as defined in the Series A Preferred certificate of designation.  The liquidation preference was $630,758, of which $71,259 is a declared accrued dividend (as noted above stock dividend declared on December 31, 2011).  Holders of the Series A Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company.  The Series A Preferred is convertible into the Company’s common stock at a conversion price of $1.25 per share.  The Series A Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company.  The Series A Preferred is redeemable at the option of the Company at $1.80 per share prior to conversion.  As of December 31, 2011, there have been 127,001 shares of Series A Preferred converted or redeemed.  The Series A Preferred does not have voting rights.   The Series A Preferred ranks senior to the following capital stock of the Company: (a) Series B Preferred, and (b) Series C Preferred.

The HGI Series B Convertible Preferred Stock (the “Series B Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series B Preferred would be entitled to upon conversion.  The liquidation preference was $520,775, of which $60,863 is a declared accrued dividend (as noted above stock dividend declared on December 31, 2011).  Holders of the Series B Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company.  The Series B Preferred is convertible into the Company’s common stock at a conversion price of $1.74 per share.  The Series B Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company.  The Series B Preferred is redeemable at the option of the Company at $2.30 per share prior to conversion.  As of December 31, 2011, there have been 270,044 shares of Series B Preferred converted or redeemed.  The Series B Preferred does not have voting rights.  Series B Preferred ranks senior to the following capital stock of the Company: the Series C Preferred.

The HGI Series C Convertible Preferred Stock (the “Series C Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series C Preferred would be entitled to upon conversion.  The liquidation preference was $349,480, of which $39,480 is a declared accrued dividend (as noted above stock dividend declared on December 31, 2011).  Holders of the Series C Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company.  The Series C Preferred is convertible into the Company’s common stock at an initial conversion price of $2.27 per share.  The Series C Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company.  The Series C Preferred is redeemable at the option of the Company at $2.75 per share prior to conversion.  As of September 30, 2011, there have been 28,000 shares of Series C Preferred converted or redeemed.   The Series C Preferred does not have voting rights.   Series C Preferred ranks senior to the following capital stock of the Company: None.

The Company had issued and outstanding at December 31, 2011, 372,999 shares of Series A Preferred, 229,956 shares of Series B Preferred, and 124,000 shares of Series C Preferred, all with a par value of $0.001.

NOTE 19.  SUBSEQUENT EVENTS

In January 2012, based on management’s assessment of the Halo Group Realty, LLC operating segment performance along with the Company’s continued focus and financial capitalization efforts on growing the asset management and portfolio advisor subsidiaries, the Company committed to a plan to sell the subsidiary entity.  On January 31, 2012, the Company sold Halo Group Realty for $30,000.  Included in the sale was intellectual property discussed in Deposits and Other Assets in Note 2.  The business sale includes the purchaser retaining the HGR name and legal entity.  The Company recorded a loss on the sale of HGR of $7,500.   There were no other subsequent events to disclose.