Form 10-Q
period 2012-03-31
Halo Companies, Inc.
filed 2012-05-15
CIK 814286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
Yes  [X]    No  [_]

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
Yes  [_]    No  [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, May 15, 2012:  66,354,083 shares of Common Stock, $.001 par value per share outstanding.

Halo Companies, Inc.
INDEX

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets at March 31, 2012 (unaudited) and December 31, 2011	3
	Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2012 and 2011	4
	Consolidated Statements of Changes in Equity (Deficit) (unaudited) for the three months ended March 31, 2012 and 2011	5
	Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2012 and 2011	6
	Notes to Consolidated Financial Statements	7-21
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-27
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27
Item 4T.	Controls and Procedures	27

Part 1 – Financial Information

Item 1. Financial Statements
Halo Companies, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
For the Three Months Ended March 31, 2012 and 2011

ASSETS	March 31, 2012	December 31, 2011
	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$121,739	$657,135
Trade accounts receivable, net of allowance for doubtful accounts of $416,336 and $446,722, respectively	592,162	718,925
Total current assets	713,901	1,376,060

PROPERTY, EQUIPMENT AND SOFTWARE, net	182,894	199,094
INVESTMENTS IN UNCONSOLIDATED ENTITIES	-	9,823
DEPOSITS AND OTHER ASSETS	-	48,333

TOTAL ASSETS	$896,795	$1,633,310

LIABILITIES AND (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$498,642	$588,377
Accrued and other liabilities (including $55,250 and $55,030 to related parties, respectively)	188,847	332,713
Deferred revenue	4,555	693,560
Current portion of secured asset promissory note	1,200,000	1,200,000
Current portion of subordinated debt	265,463	66,556
Current portion of notes payable to related parties	71,000	63,847
Current portion of notes payable	129,662	164,418
Current portion of deferred rent	319,874	319,874
Total current liabilities	2,678,043	3,429,345

NOTES PAYABLE, LESS CURRENT PORTION	-	8,456
NOTES PAYABLE TO RELATED PARTY, LESS CURRENT PORTION	475,622	498,261
SUBORDINATED DEBT, LESS CURRENT PORTION	-	215,546
OTHER LIABILITIES (including accrued interest on related party notes payable of $46,300 and $50,068, respectively)	46,300	50,068
DERIVATIVE LIABILITY	38,288	24,970
DEFERRED RENT	85,019	100,781
Total liabilities	3,323,272	4,327,427

(DEFICIT) EQUITY
Series Z Convertible Preferred Stock, par value $0.01 per share; 82,730 shares
authorized; 0 shares issued and outstanding at March 31, 2012 and December 31, 2011	-	-
Preferred Stock, par value $0.001 per share; 917,270 shares
authorized; 0 shares issued and outstanding at March 31, 2012 and December 31, 2011	-	-
Series X Convertible Preferred Stock, par value $0.01 per share; 149,177 shares authorized; 149,177
and 152,177 shares issued and outstanding at March 31, 2012 and December 31, 2011	1,492	1,522
liquidation preference of $1,491,770
Halo Group, Inc. Preferred Stock, par value $0.001 per share; 2,000,000 shares authorized
Series A Convertible Preferred Stock;
372,999 shares issued and outstanding at March 31, 2012 and December 31, 2011
liquidation preference of $570,661	373	373
Series B Convertible Preferred Stock;
229,956 shares issued and outstanding at March 31, 2012 and December 31, 2011
liquidation preference of $469,091	230	230
Series C Convertible Preferred Stock;
124,000 shares issued and outstanding at March 31, 2012 and December 31, 2011
liquidation preference of $316,183	124	124
Common Stock, par value $0.001 per share; 375,000,000 and 375,000,000 shares authorized; 66,354,083 and 65,494,506 shares issued and
outstanding at March 31, 2012 and December 31, 2011	66,355	65,495
Additional paid-in capital	6,986,888	7,000,218
Accumulated deficit	(9,400,549)	(9,679,700)
Total (deficit) equity	(2,345,087)	(2,611,738)
NONCONTROLLING INTEREST	(81,390)	(82,379)
Total shareholders' (deficit) equity	(2,426,477)	(2,694,117)
TOTAL LIABILITIES AND (DEFICIT) EQUITY	$896,795	$1,633,310

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2012 and 2011

	For the Three Months Ended
	March 31,
	2012	2011

REVENUE (including $0 and $120,488
from related parties, respectively)	$1,916,838	$854,902
provided by (used in) operating activities:
OPERATING EXPENSES
Sales and marketing expenses	529,771	309,477
General and administrative expenses (including $0 and
$30,750 to related parties, respectively)	354,810	730,919
Salaries, wages, and benefits (including $0 and
$43,458 of stock-based compensation)	628,001	825,931
Total operating expenses	1,512,582	1,866,327

OPERATING INCOME (LOSS)	404,256	(1,011,425)

OTHER INCOME (EXPENSE)
Income (loss) from unconsolidated entities	-	(266)
Gain (loss) on change in fair value of derivative	(13,318)	813
Loss on sale of Halo Group Realty, LLC subsidiary	(7,500)	-
Interest expense (including $9,465 and
$13,905 to related parties, respectively)	(103,298)	(113,411)
Net income (loss) from operations, before income tax provision	280,140	(1,124,289)

INCOME TAX PROVISION	-	-

NET INCOME (LOSS)	280,140	(1,124,289)

Gain attributable to the noncontrolling interest	(989)	(2,045)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$279,151	$(1,126,334)

Earning per share:	0
Basic	$0.004	$(0.017)
Diluted	$0.004	$(0.017)

Weighted Average Shares Outstanding
Basic	65,924,295	65,462,106
Diluted	68,235,272	65,462,106

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
For the Three Months Ended March 31, 2012 and 2011
(Unaudited)

	Halo Companies, Inc. Common Stock		Halo Companies, Inc. Series Z Convertible Preferred Stock		Halo Companies, Inc. Series X Convertible Preferred Stock		Halo Group, Inc. Series A Convertible Preferred Stock		Halo Group, Inc. Series B Convertible Preferred Stock		Halo Group, Inc. Series C Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2010	65,429,706	$65,430	-	$-	138,777	$1,388	372,999	$373	229,956	$230	124,000	$124	6,580,767	$(7,005,070)	$(82,318)	$(439,076)

Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	43,458	-	-	43,458

Exercise of Stock Options	64,800	65	-	-	-	-	-	-	-	-	-	-	583	-	-	648

Issuance of Series X Convertible Preferred Stock for cash	-	-	-	-	2,500	25	-	-	-	-	-	-	24,975	-	-	25,000

Net loss attributable to common shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,126,334)	-	(1,126,334)

Allocation of gain to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,045	2,045

Balance at March 31, 2011	65,494,506	$65,495	-	$-	141,277	$1,413	372,999	$373	229,956	$230	124,000	$124	$6,649,783	$(8,131,404)	$(80,273)	$(1,494,259)

Balance at December 31, 2011	65,494,506	65,495	-	-	152,177	1,522	372,999	373	229,956	230	124,000	124	7,000,218	(9,679,700)	(82,379)	(2,694,117)

Issuance of Common Shares	79,546	80	-	-	-	-	-	-	-	-	-	-	17,420	-	-	17,500

Discretionary redemption of Series X Convertible Preferred Stock (FN 17)	-	-	-	-	(3,000)	(30)	-	-	-	-	-	-	(29,970)	-	-	(30,000)

Issuance of Common Stock Shares as payment of stock dividends (FN 17)	780,031	780	-	-	-	-	-	-	-	-	-	-	(780)	-	-	-

Net loss attributable to common shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	279,151	-	279,151

Allocation of gain to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	-	989	989

Balance at March 31, 2012	66,354,083	$66,355	-	$-	149,177	$1,492	372,999	$373	229,956	$230	124,000	$124	$6,986,888	$(9,400,549)	$(81,390)	$(2,426,477)

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2012 and 2011

	For the Three Months Ended
	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATIONS

Net income (loss)	$279,151	$(1,126,334)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	23,667	34,173
Bad debt expense	4,687	306,089
Loss (gain) on change in fair value of derivative	13,318	(813)
Loss from investments in unconsolidated entities	-	266
Distributions of earnings from unconsolidated entities	-	14,146
Stock based compensation	-	43,458
Stock based payment for services	17,500	-
Loss on sale of Halo Group Realty, LLC	7,500	-
Noncontrolling interest	989	2,045
Changes in operating assets and liabilities:
Accounts receivable	122,076	131,937
Restricted cash	-	1,780
Deposits and other assets	10,000	(1,100)
Accounts payable	(89,735)	105,456
Accrued and other liabilities	(147,634)	190,008
Deferred rent	(15,762)	(18,650)
Deferred revenue	(689,005)	-
Net cash used in operating activities	(463,248)	(317,539)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received from joint venture	9,823	-
Proceeds received from sale of Halo Group Realty, LLC	30,000	-
Purchases of property and equipment	(2,273)	-
Deposits	-	75,000
Net cash provided by investing activities	37,550	75,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from issuance of preferred stock	-	25,000
Discretionary redemption of preferred stock	(30,000)	-
Issuance of common stock for the exercise of stock options	-	648
Principal payments on notes payable	(43,212)	(40,364)
Proceeds from notes payable to related parties	-	373,000
Principal payments on notes payable to related parties	(15,486)	(2,973)
Principal payments on subordinated debt	(21,000)	(21,000)
Net cash (used in) provided by financing activities	(109,698)	334,311

Net (decrease) increase in cash and cash equivalents	(535,396)	91,772

CASH AND CASH EQUIVALENTS, beginning of period	657,135	174,598

CASH AND CASH EQUIVALENTS, ending of period	$121,739	$266,370

SUPPLEMENTAL INFORMATION
Cash paid for taxes - Texas Franchise Tax	$-	$-
Cash paid for interest	$107,061	$28,419

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc.
Notes To Consolidated Financial Statements
March 31, 2012

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

Halo has multiple wholly-owned subsidiaries including Halo Group Inc. (“HGI”), Halo Asset Management, LLC (“HAM”), Halo Portfolio Advisors, LLC (HPA), Halo Credit Solutions, LLC (“HCS”), Halo Select Insurance Services, LLC (“HSIS”), Halo Debt Solutions, Inc. (“HDS”), Halo Financial Services, LLC (“HFS”), Halo Group Mortgage, LLC (“HGM”), Halo Benefits, Inc. (“HBI”), and Equitas Housing Fund, LLC (“EHF”).  HGI is the management and shared services operating company.  HAM provides asset management and mortgage servicing services to investor and asset owners including all aspects of buying and managing distressed REO and non-performing loans.  HPA exists to market all of the Company’s operations into turnkey solutions for strategic business to business opportunities with major debt servicers, lenders, and mortgage backed securities holders.  The remaining subsidiaries provide credit restoration, insurance brokerage, debt settlement, financial education, mortgage services, and association benefit services to customers throughout the United States.  EHF is the Company’s investment in non-performing loans as discussed below in Note 7.

In January 2012, based on management’s assessment of the Halo Group Realty, LLC (“HGR”) operating segment performance along with the Company’s continued focus and financial capitalization efforts on growing the asset management and portfolio advisor subsidiaries, the Company committed to a plan to sell the subsidiary entity.  On January 31, 2012, the Company sold HGR for $30,000.  Included in the sale was intellectual property.  The business sale includes the purchaser retaining the HGR name and legal entity.  The Company recorded a loss on the sale of HGR of $7,500.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements as of March 31, 2012, and for the three months ended March 31, 2012 and 2011, include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Certain balances have been reclassified in prior period to be consistent with current year presentation.

Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, have been condensed.

URevenue Recognition, Accounts Receivable and Deferred Revenue

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

With respect to any enrolled debt account, HFS recognizes its revenue once a client makes at least one payment to a creditor pursuant to a settlement agreement, debt management plan, or other valid contractual agreement between the client and the creditor. The revenue recognized on any enrolled account bears the same proportional relationship to the total revenue that would be recognized for renegotiating, settling, reducing, or altering the terms of the debt balance on all of a particular client’s enrolled accounts as the individual debt amount bears to the entire debt amount.   Settlements can be in the form of a lump sum creditor settlement payment or via contractual payment plans.  Effective October 27, 2010, there were no new sales in HDS (current servicing of existing customers is still active, including collecting of fees already earned and owed on all existing customers).  Any new debt settlement business to the Company after October 27, 2010, has been and will continue to be transacted in the HFS entity.  Cash receipts from customers (including boarding and initial asset management fees from clients of HAM) in advance of revenue recognized are originally recorded as deferred revenue and recognized into revenue over the period services are provided.

Revenue recognition periods for HFS and HDS customer contracts are shorter than the related payment terms.  Accordingly, HFS and HDS accounts receivable are the amount recognized as revenue less payments received on account.  HAM and HPA receivables are typically paid the month following services performed.  As of March 31, 2012, the Company’s accounts receivable are made up of the following percentages;  HAM at 49%, HDS at 21%, HPA at 20%, HFS at 7%, all other at 3%.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: past transaction history with the customer, current economic and industry trends, and changes in customer payment terms.  The Company provides for estimated uncollectible amounts through an increase to the allowance for doubtful accounts and a charge to earnings based on actual historical trends and individual account analysis.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts.  The below table summarizes the Company’s allowance for doubtful accounts as of March 31, 2012 and December 31, 2011, respectively;

	Balance at Beginning of Period	Increase in the Provision	Account Receivable Write-offs	Balance at End of Period
Three Months ended March 31, 2012
Allowance for doubtful accounts	$446,722	$4,687	$35,073	$416,336
Year ended December 31, 2011
Allowance for doubtful accounts	$331,085	$931,719	$816,082	$446,722

As of March 31, 2012, the Company’s allowance for doubtful accounts is made up of the following percentages; HAM at 86%, HDS at 10%, and HPA at 4%.  The HAM and HPA allowance is related to one client for whom the Company has fully reserved all outstanding accounts receivables as of March 31, 2012.

UNet Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing (i) net income available to common shareholders (numerator), by (ii) the weighted average number of common shares outstanding during the period (denominator).  Diluted net income (loss) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period.  At March 31, 2012 and 2011, there were 2,310,977 and 2,579,837 shares, respectively, underlying potentially dilutive convertible preferred stock and stock options outstanding.  These shares were not included in dilutive weighted average shares outstanding for the period ending March 31, 2011 because their effect is anti-dilutive due to the Company’s reported net loss.

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
U

Principles of Consolidation

The consolidated financial statements of the Company include the combined financial results of HCI, HGI, HCS, HDS, HGM, HBI, HSIS, HCIS (defined below), HFS, HPA, HAM, and EHF.  The financial results of HGR are included for the one month period January 2012.  All significant intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements of the Company for the three months ended March 31, 2011, include the combined financial results of HCI, HGI, HCS, HDS, HGM, HGR, HBI, HLMS, HSIS, HCIS (defined below), HFS, HPA, HAM, and EHF.  All significant intercompany transactions and balances have been eliminated in consolidation.

UCash and Cash Equivalents

The Company considers all liquid investments with a maturity of 90 days or less to be cash equivalents.
U

Deposits and Other Assets

 At December 31, 2011, deposits and other assets included $10,000 in funds kept by a merchant bank to cover potential losses by the bank from customer cancellations.  The remaining balance as of December 31, 2011, includes $50,000 related to the fiscal year 2010 purchase of certain intellectual property (IP) (offset by $11,667 in accumulated amortization of the IP).  The IP purchase consisted primarily of multiple web domains for which Halo holds the right, title, and interest.  The IP is to be amortized into earnings over a 60 month term effective November 2010 through October 2015.  The IP was sold in the HGR sale, discussed above, on January 31, 2012.  The $10,000 in funds kept by a merchant bank was reclassified to cash and cash equivalents.  As such, Deposits and Other Assets balance was $0 at March 31, 2012.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is provided in amounts sufficient to relate the cost of the depreciable assets to operations over their estimated service lives, ranging from three to seven years. Provisions for depreciation are made using the straight-line method.

Major additions and improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Upon sale or retirement, the cost of the property and equipment and the related accumulated depreciation are removed from the respective accounts, and any resulting gains or losses are credited or charged to other income/ (expense).

Fair Value of Financial Instruments

The carrying value of trade accounts receivables, accounts payable, accrued and other liabilities approximate fair value due to the short maturity of these items.  The estimated fair value of the notes payable and subordinated debt approximates the carrying amounts as they bear market interest rates.

The Company considers the warrants related to its Subordinated Debt to be derivatives, and the Company records the fair value of the derivative liabilities in our consolidated balance sheets.  Changes in fair value of the derivative liabilities are included in gain (loss) on change in fair value of derivative in the consolidated statements of operations.  The Company’s derivative liability has been classified as a Level III valuation according to ASC 820.

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

Long-lived assets are reviewed on an annual basis or whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by that asset. If it is determined that the carrying amount of an asset may not be recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Fair value is the estimated value at which the asset could be bought or sold in a transaction between willing parties.  There were no impairment charges for the three months ended March 31, 2012 and 2011.

Identifiable Intangible Assets

During 2010, the Company purchased an intangible asset consisting of certain trade secrets and methods relating to HAM.  See further discussion regarding the purchase in Note 17 Shareholder’s Equity.  The intangible asset will be amortized over its useful life, determined by management to be two years. This is the period over which the asset is expected to contribute to the future cash flows of that entity.  An intangible asset that is subject to amortization shall be reviewed for impairment in accordance with ASC 350 (previously FASB No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets).  In accordance with that statement, an impairment loss shall be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.

As of March 31, 2012, in line with the fact the Company received no additional cash flows into the Company related to the Assignment and Contribution Agreement (discussed in detail in Note 17 below), the Company has not recorded in its consolidated balance sheets an intangible asset of any value and therefore there has been no amortization or impairment of the identifiable intangible asset.  As it relates to the intangible asset, the trade secrets purchased on the contract date will in no case be forfeited by the Company regardless of the shares conveyance as discussed in Note 17.

Equity-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with ASC 718 “Compensation-Stock Compensation” (formerly SFAS No. 123 (revised 2004), Share-Based Payment).  Under ASC 718, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options beginning when the specified events become probable of occurrence.  There has been no new stock compensation awarded since September 30, 2009.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date of the fair value of the equity instrument issued is the earlier of (i) the date on which the counterparty’s performance is complete, or (ii) the date on which it is probable that performance will occur.
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

The Company accounts for its position in tax uncertainties under ASC 740-10. ASC 740-10 establishes standards for accounting for uncertainty in income taxes. ASC 740-10 provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. ASC 740-10 applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) No additional liabilities have been recognized as a result of the implementation. The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the three months ended March 31, 2012 and 2011.

Deferred Rent

Deferred rent of the Company is comprised of two balances.  First, the Company’s operating leases for its office facilities contain free rent periods during the lease term.  For these types of leases the Company recognizes rent expense on a straight line basis over the minimum lease term and records the difference between the amounts charged to expense and the amount paid as deferred rent.  As the free rent periods have expired on the existing office facility leases as of December 31, 2011, the Company expects the deferred rent balance to decrease over the remaining rental period until maturity date at which time the deferred rent balance will have been reduced to $0.  This balance is included within the consolidated balance sheet in both the current and long term portion of deferred rent.  The second portion of the deferred rent balance is comprised of a $257,012 reduction fee for a contractually agreed decrease in the Company’s office facilities as discussed fully in Note 15.

UNon-controlling Interest

On January 1, 2009, HSIS entered into a joint venture with another entity to form Halo Choice Insurance Services, LLC (“HCIS”).  HSIS contributed 49% of the opening equity balance.  Under a qualitative analysis performed in accordance with ASC 810 “Consolidation”, HCIS is a variable interest entity and HSIS is the primary beneficiary as HSIS’s parent company, HGI, acts as the sole manager of the entity.  Based on this analysis, HSIS has consolidated HCIS with the non-controlling 51% interest included in non-controlling interest on the consolidated balance sheet and consolidated statement of operations.

NOTE 3.  CONCENTRATIONS OF CREDIT RISK

The Company maintains aggregate cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). During the three months ended March 31, 2012, the FDIC insured deposit accounts up to $250,000.  Further, all funds in noninterest-bearing transaction accounts are insured in full by the FDIC from December 31, 2010 through December 31, 2012.  At March 31, 2012, the Company’s cash accounts in interest bearing accounts were in multiple banks and all less than the $250,000 FDIC insured amount or were in noninterest bearing transaction accounts and as such were insured in full.

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

Operating Segments	For the Three Months Ended
	March 31,
	2012	2011
Revenue:
Halo Asset Management	$1,250,707	$-
Halo Portfolio Advisors	356,865	148,766
Halo Group Realty	116,008	212,533
Halo Debt Solutions/Halo Financial Solutions	55,257	378,416
Other	138,001	115,187
Net Revenue	$1,916,838	$854,902

Operating income (loss):
Halo Asset Management	$855,371	$-
Halo Portfolio Advisors	137,439	(2,163)
Halo Group Realty	598	(14,335)
Halo Debt Solutions/Halo Financial Services	(8,128)	(180,718)
Other	(40,888)	(114,211)
Less: Corporate expenses (a)	(665,241)	(814,907)
Operating income (loss):	$279,151	$(1,126,334)

(a)	Corporate expenses include salaries, benefits and other expenses, including rent and general & administrative expenses, related to Corporate office overhead and functions that benefit all operating segments. Corporate expenses are expenses that the Company does not directly allocate to any segment above. Allocating these indirect expenses to operating segments would require an imprecise allocation methodology. Further, there are no material amounts that are the elimination or reversal of transactions between the above reportable operating segments.

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

All debt of the Company is on the books of the corporate parent companies HCI and HGI with the exception of the $1,200,000 secured asset promissory note of EHF.  This note is discussed in detail in Note 12.  Interest expense related to the secured asset promissory note totaled $75,000 for the three months ended March 31, 2012.  The remaining $28,298 of the $103,298 interest expense for the three months ended March 31, 2012 is included in corporate expenses above.

For the three months ended March 31, 2012 and 2011, there have been no material transactions between reportable units that would materially affect an operating segment profit or loss.  Intercompany transactions are eliminated in the consolidated financial statements.

NOTE 5.  GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need additional financing to fully implement its business plan including continued growth and establishment of a stronger brand name of HAM’s asset management in the distressed asset sector as well as continuing to service our existing direct-to-consumer customers.

There are no assurances that additional financing will be available on favorable terms, or at all.  If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures.  The failure to adequately fund its capital requirements could have a material adverse effect on the Company’s business, financial condition and results of operations.  Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders, and incurring additional indebtedness could involve an increased debt service cash obligation, the imposition of covenants that restrict the Company operations or the Company’s ability to perform on its current debt service requirements.  The Company has incurred an accumulated deficit of $9,400,549 as of March 31, 2012.  However, of the accumulated deficit, $2,103,948 of expense was incurred as stock-based compensation, $382,333 in depreciation expense, and $279,241 in impairment loss on investment in portfolio assets, all of which are non-cash expenses.   Further, $906,278 of the accumulated deficit is related to the issuance of stock dividends, also non cash reductions in the accumulated deficit.  The totals of these non-cash retained earnings reductions represents 39% of the total deficit balance.  Management, in the ordinary course of business, is trying to raise additional capital through sales of common stock as well as seeking financing via equity or debt, or both from third parties.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6.  PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software consist of the following as of March 31, 2012 and December 31, 2011, respectively:

Computers and purchased software	$164,791	$162,518
Furniture and equipment	352,800	352,800
	517,591	515,318
Less: accumulated depreciation	(334,697)	(316,224)
	$182,894	$199,094

Depreciation totaled $18,473 and $27,312 for the three months ended March 31, 2012 and 2011.

NOTE 7. INVESTMENTS IN PORTFOLIO ASSETS

In December 2010, EHF entered into an agreement to purchase non-performing mortgage notes secured by the property, across the United States, for 6.6% of unpaid principal balance. Total purchase price of the investment was $300,000.  Payments of $20,759 were received during 2011 and applied to the investment.  During 2011, the seller’s estate, including the above mentioned non-performing mortgage notes purchased for $300,000 was placed into receivership with a court appointed receiver of the seller.  The receiver has asserted ownership of the assets in receivership, including the referenced mortgage notes.  As the Company’s right to these assets had been impaired, the Company assessed its ability to reclaim the assets as remote and an impairment of the investment in portfolio assets was warranted.  Accordingly, the Company recognized impairment of the assets of $279,241 as of December 31, 2011.  For the three months ended March 31, 2012, the Company still deems the investments in portfolio assets as impaired and as such the value remains $0.

NOTE 8.  ACCRUED AND OTHER LIABILITIES

The Company had $188,847 in accrued liabilities at March 31, 2012.  Included in this accrual was $52,284 in salaries and wages payable (including payroll tax), $81,145 in deferred compensation to multiple senior management personnel, and $55,418 in accrued interest.  The Company had $332,713 in accrued liabilities at December 31, 2011.  Included in this accrual was $155,656 in salaries and wages payable (including payroll tax and accrued penalties of $70,466), $88,145 in deferred compensation to multiple senior management personnel, $55,412 in accrued interest, and $33,500 in other.

NOTE 9.  NOTES PAYABLE DUE TO RELATED PARTIES

The notes payable due to related parties reside in two notes as follows;

During March 2011, the Company entered into one unsecured promissory note with a related party (a company director) in the amount of $250,000 (the “2011 Related Party Note”).  The 2011 Related Party Note had a fixed interest amount of $50,000 and a maturity date of July 31, 2011.  On September 20, 2011, the 2011 Related Party Note was amended to include the 2011 Related Party Note plus $52,426 of accrued interest for a total note balance of $302,426.  The 2011 Related Party Note has a 6% interest rate and is a monthly installment note with final maturity of October 2013.  All interest and principal is due upon maturity.  As of March 31, 2012 the 2011 Related Party Note was $236,743, of which $40,908 is included in current portion of notes payable to related parties.  As of December 31, 2011, the 2011 Related Party Note was $246,436, of which $40,143 is included in current portion of notes payable to related parties.

On September 1, 2011, several previous related party notes totaling $370,639 were amended and consolidated into the 2011 Consolidated Related Party Note.  This note bears interest of 6% and has a maturity date of September 15, 2016.  As of March 31, 2012, the 2011 Consolidated Related Party Note balance was $309,879, of which $30,092 is included in current portion of notes payable to related parties.  As of December 31, 2011, the 2011 Consolidated Related Party Note balance was $315,672, of which $23,704 is included in current portion of notes payable to related parties.

The Company incurred $9,465 and $13,905 of interest expense to directors and other related parties during the three months ended March 31, 2012 and 2011.  Accrued interest due to directors and other related parties totaled $55,250 and $55,030 March 31, 2012 and December 31, 2011, respectively.

NOTE 10.  NOTES PAYABLE

On August 15, 2011, the Company entered into an agreement with LegacyTexas Bank (“LTB”) to consolidate two outstanding notes (“LTB Consolidated Note”) into a 15 month note.  As such, effective August 15, 2011, the LTB Consolidated Note had a balance of $155,000.  The note bears fixed interest of 3% and has a maturity date of November 15, 2012.  As of March 31, 2012 and December 31, 2011, the note payable balance was $83,417 and $114,244, respectively, included in current portion of notes payable.

On August 15, 2011, the Company entered into an agreement with LTB to term out a previously outstanding $75,001 line of credit into an 18 month note.  The terms of the new note include an interest rate of 3% with a maturity date of February 15, 2013.  As of March 31, 2012, the note payable balance was $46,245, included in current portion of notes payable.  As of December 31, 2011, the note payable balance was $58,630, of which $50,174 is included in current portion of notes payable.

The two notes are current and collateralized by all of the Company’s assets.

NOTE 11.  SUBORDINATED DEBT

During January 2010, the Company authorized a $750,000 subordinated debt offering (“Subordinated Offering”), which consists of the issuance of notes paying a 16% coupon with a 1% origination fee at the time of closing.  The maturity date of the notes is January 31, 2013.  Repayment terms of the notes included interest only payments through July 31, 2010.  Thereafter, level monthly payments of principal and interest are made as calculated on a 60 month payment amortization schedule with final balloon payment due at maturity.  The rights of holders of notes issued in the Subordinated Offering are subordinated to any and all liens granted by the Company to a commercial bank or other qualified financial institution in connection with lines of credit or other loans extended to the Company in an amount not to exceed $2,000,000, and liens granted by the Company in connection with the purchase of furniture, fixtures or equipment.  This includes the Legacy Texas Bank debt disclosed in Note 10.  Since inception of the offering, the Company has raised $420,000 in the Subordinated Offering.  As of March 31, 2012, the subordinated debt balance was $265,463, included in current portion of subordinated debt.  As of December 31, 2011, the subordinated debt balance was $282,102, of which $66,556 is included in current portion of subordinated debt.

As part of the Subordinated Offering, the Company grants to investors common stock purchase warrants (the “Warrants”) to purchase an aggregate of 200,000 shares of common stock of the Company at an exercise price of $0.01 per share.  The 200,000 shares of common stock contemplated to be issued upon exercise of the Warrants are based on an anticipated cumulative debt raise of $750,000.  The investors are granted the Warrants pro rata based on their percentage of investment relative to the $750,000 aggregate principal amount of notes contemplated to be issued in the Subordinated Offering.  The Warrants shall have a term of seven years, exercisable from January 31, 2015 to January 31, 2017.  The Company will have a call option any time prior to maturity, so long as the principal and interest on the notes are fully paid, to purchase the Warrants for an aggregate of $150,000.  After the date of maturity until the date the Warrants are exercisable, Company will have a call option to purchase the Warrants for $200,000.  The call option purchase prices assume a cumulative debt raise of $750,000.

The Company adopted the provisions of FASB ASC 815, Derivatives and Hedging (“FASB ASC 815”).  FASB ASC 815 requires freestanding contracts that are settled in a company’s own stock to be designated as an equity instrument, assets or liability. Under the provisions of FASB ASC 815, a contract designated as an asset or liability must be initially recorded and carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires.  Accordingly, the Company determined that the warrants should be accounted for as derivative liabilities and has recorded the initial value as a debt discount which will be amortized into interest expense using the effective interest method.  As of March 31, 2012, the balance of debt discount was $14,537, included in current portion of subordinated debt.  As of December 31, 2011, the balance of debt discount was $18,898, of which $17,444 was included in current portion of subordinated debt, with the remaining $1,454 included in subordinated debt, less current portion.  Subsequent changes to the marked-to-market value derivative liability will be recorded in earnings as derivative gains and losses. As of March 31, 2012, there were 112,000 warrants outstanding with a derivative liability of $38,288.  As of December 31, 2011, there were 112,000 warrants outstanding with a derivative liability of $24,970.  The $13,318 increase in fair value is included in the income statement as loss on change in fair value of derivative.  The warrants were valued using the Black-Scholes model, which resulted in the fair value of the warrants at $0.34 per share using the following assumptions;

March 31, 2012
Risk-free rate	1.04%
Expected volatility	268.71%
Expected remaining life (in years)	4.75
Dividend yield	0.00%

NOTE 12.  SECURED ASSET PROMISSORY NOTE

During December 2010, the Company authorized a debt offering to be secured by real estate assets purchased in connection with Equitas Housing Fund, LLC, (“Equitas Offering”).  The Equitas Offering, which is now closed, generated $1,200,000 in proceeds.  Of the $1,200,000 in proceeds received in December 2010, $300,000 was used to acquire non-performing, residential mortgage notes and the balance was used for mortgage note workout expenses and operational expenses of Halo Asset Management.  The Secured Asset Promissory Notes consist of a 25% coupon with a maturity date of December 31, 2012.  Accrued interest is to be paid quarterly at the end of each fiscal quarter beginning March 31, 2011 through maturity date and continuing until the promissory note has been paid in full.  The rights of the holders of the Secured Asset Promissory Notes include a security interest in the collateral of the above mentioned securities of real estate properties.  As of March 31, 2012, the Secured Asset Promissory Note balance was $1,200,000.  For the three months ended March 31, 2012, the Company incurred $75,000 in interest expense on the note.  As of March 31, 2012, as all accrued interest has been paid in full, the accrued interest balance was $0.  As of December 31, 2011, the Secured Asset Promissory Note balance was $1,200,000.

NOTE 13.  RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2012 and 2011, HPA and HAM recognized revenue totaling $0 and $120,488 from an entity owned by a significant shareholder in the Company.  The shareholder became a significant shareholder in December 2010 as part of the Assignment and Contribution Agreement (defined in Note 17 below).

For the three months ended March 31, 2012 and 2011, the Company incurred consulting costs totaling $0 and $30,750 to a former director of the Company.  The former director remains a significant shareholder in the Company.

For the three months ended March 31, 2012 and 2011, the Company incurred interest expense to related parties (See Note 9).

NOTE 14.  INCOME TAXES

For the three months ended March 31, 2012 and 2011, the quarterly effective tax rate of 0% varies from the U.S. federal statutory rate primarily due to certain non-deductible expenses and an increase in the valuation allowance associated with the net operating loss carryforwards. Our deferred tax assets related to other state net operating loss carryforwards remain fully reserved due to uncertainty of utilization of those assets.

Deferred tax assets and liabilities are computed by applying the effective U.S. federal and state income tax rate to the gross amounts of temporary differences and other tax attributes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At March 31, 2012, the Company believed it was more likely than not that future tax benefits from net operating loss carry-forwards and other deferred tax assets would not be realizable through generation of future taxable income and are fully reserved.

The Company has net operating loss (“NOL”) carry-forwards of approximately $6,300,000 available for federal income tax purposes, which expire from 2012 to 2032.  Because of the changes in ownership that occurred on June 30, 2004 and September 30, 2009, prior to GVC merging with HCI, and based on the Section 382 Limitation calculation, the Company will be allowed approximately $6,500 per year of GVC Venture Corp.’s federal NOLs generated prior to June 30, 2004 until they would otherwise expire.  The Company would also be allowed approximately $159,000 per year of GVC Venture Corp.’s federal NOLs generated between June 30, 2004 and September 30, 2009 until they would otherwise expire.

NOTE 15.  COMMITMENTS AND CONTINGENCIES

The Company leases its office facilities and various office equipment under non-cancelable operating leases which provide for minimum monthly rental payments.  Pursuant to an office lease amendment dated September 2, 2011, the Company amended its office facilities agreement to reduce its leased office facilities and make monthly cash payments of $43,552.  In amending the agreement, the Company and lessor also agreed to a reduction fee of $257,012, originally due by February 1, 2012.  This balance is included in current portion of deferred rent.  At the time of the filing of these financial statements the Company has not paid this balance, however, the Company, subsequent to March 31, 2012, has negotiated with the office lessor to pay the $257,012 in equal installments over the remaining lease term, with first payment payable on August 1, 2012.  The lease expires on August 28, 2014.

Future minimum rental obligations under leases as of March 31, 2012 are as follows:

Years Ending December 31:
2012	$	*674,463
2013		556,600
2014		353,483
2015 and thereafter		5,064
Total Minimum lease commitments		$1,589,610

                *The $674,463 includes the $257,012 reduction fee discussed above

For the three months ended March 31, 2012 and 2011, the Company incurred facilities rent expense totaling $100,006 and $152,389, respectively.

In the ordinary course of conducting its business, the Company may be subject to loss contingencies including possible disputes or lawsuits.  The Company notes the following;

The Company and certain of its affiliates, officers and directors have been named as defendants in an action filed on December 12, 2011, in the 191st District Court of Dallas County, Texas.  The Plaintiffs allege that the Company has misappropriated funds in connection with offerings of securities during 2010 and 2011.    The complaint further alleges that Defendants engaged in fraudulent inducement, negligent misrepresentation, fraud, breach of fiduciary duty, negligence, breach of contract, unjust enrichment, conversion, violation of the Texas Securities Act, and civil conspiracy.  The Plaintiff’s amended their Petition on April 24, 2012 and dropped the conversion and civil conspiracy claims.  The action seeks an injunction and a demand for accounting along with damages in the amount of $4,898,157.  The Company has taken the position that the Plaintiffs’ claims have no merit, and accordingly is defending the matter vigorously.  Defendants have filed a general denial of the claims as well as a Motion to Designate Responsible Third Parties whom Defendants believe are responsible for any damages Plaintiffs may have incurred.  Defendants have also filed a Motion for Sanctions against the Plaintiffs and their counsel arguing, among other things, that (i) the Plaintiffs’ claims are “judicially estopped” from moving forward by virtue of the fact that the same Plaintiffs previously filed suit against separate entities and parties with diametrically opposed and contradicting views and facts; (ii) Plaintiffs have asserted claims against Defendants without any basis in law or fact; and (iii) Plaintiffs have made accusations against Defendants that Plaintiffs know to be false.

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

The Company and certain of its affiliates, officers and directors have been named as defendants in an action filed on April 27, 2012 in the United States District Court for the Northern District of Texas.  The Plaintiff allege that they have no duty to indemnify the Company, its affiliates, officers or directors because the claims set forth in the lawsuit mentioned herein above are not covered by the insurance policy written by Plaintiffs in favor of Defendants.  The action seeks a declaratory judgment that the Plaintiff has no duty to indemnify the Defendants pursuant to the insurance policy that Defendants purchased from Plaintiff.  The Company has taken the position that Plaintiff’s claims have no merit, and accordingly plan to defend the matter vigorously.  To date, the time for Defendants to file a response to Plaintiff’s Petition has not passed and as such, no response has yet been filed by Defendants.

As noted above, the Company plans to defend this matter vigorously.  Based on the facts alleged, the Company believes that the Plaintiff’s allegations will prove to be false, and that accordingly, it is not probable that a negative outcome for the Company or the remaining Defendants will occur.  As with any action of this type the timing and degree of any effect upon the Company are uncertain.  If the outcome of the action is adverse to the Company, it could have a material adverse effect on our financial position.

NOTE 16. STOCK OPTIONS

The Company granted stock options to certain employees under the HGI 2007 Stock Plan, as amended (the “Plan”).   The Company was authorized to issue 2,950,000 shares subject to options, or stock purchase rights under the Plan.  These options (i) vest over a period no greater than two years, (ii) are contingently exercisable upon the occurrence of a specified event as defined by the option agreements, and (iii) expire three months following termination of employment or five years from the date of grant depending on whether or not the options were granted as incentive options or non-qualified options.  At September 30, 2009, pursuant to the terms of the merger, all options granted prior to the merger were assumed by the Company and any options available for issuance under the Plan but unissued, have been forfeited and consequently the Company has no additional shares subject to options or stock purchase rights available for issuance under the Plan.  As of March 31, 2012, 428,300 option shares have been exercised.  Total stock options outstanding through March 31, 2012 total 1,462,350.  The weighted average remaining contractual life of the outstanding options at March 31, 2012 is approximately 1.66 years.

A summary of stock option activity in the Plan is as follows:

			Weighted
		Exercise	Average
	Number of	Price	Exercise
	Options	Per Option	Price
Outstanding at December 31, 2010	2,194,070	$0.01 – 1.59	$0.47
Granted	-	-	-
Exercised	(64,800)	0.01	0.01
Canceled	(666,920)	0.01 – 1.59	0.31
Outstanding at December 31, 2011	1,462,350	$0.01 – 1.59	$0.81
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding at March 31, 2012	1,462,350	$0.01 – 1.59	$0.81

All stock options granted under the Plan and as of March 31, 2012 became exercisable upon the occurrence of the Merger that occurred on September 30, 2009.  As such, equity-based compensation for the options is recognized in earnings from issuance date of the options over the vesting period of the options effective September 30, 2009.  Total compensation cost to be expensed over the vesting period of stock options was $2,103,948, all of which has been expensed as of September 30, 2011.

On July 19, 2010, the board of directors approved the Company’s 2010 Incentive Stock Plan (“2010 Stock Plan”).  The 2010 Stock Plan allows for the reservation of 7,000,000 shares of the Company’s common stock for issuance under the plan.  The 2010 Stock Plan became effective July 19, 2010 and terminates July 18, 2020.  As of March 31, 2012, no shares have been issued or stock option agreements executed under the 2010 Stock Plan.

NOTE 17. SHAREHOLDERS’ EQUITY (DEFICIT)

Common Stock

On December 31, 2011 the Company’s Board of Directors declared a stock dividend of Halo Companies Inc. common stock to all holders of HGI Series A Preferred, Series B Preferred, and Series C Preferred (all defined below) for all accrued dividends from June 30, 2010 up through December 31, 2011.  This resulted in the board declaring 780,031 shares of common stock valued at $171,602.  The common stock was valued using the Black-Scholes model, which resulted in the fair value of the common stock at $0.22 per share.   The declaration of these shares resulted in an increase in the accumulated deficit of $171,602.  The 780,031 shares were issued by the Company during the three months ended March 31, 2012.

On December 13, 2010 (“the Closing”), the Company was party to an Assignment and Contribution Agreement (the “Agreement”).  Pursuant to the terms of Agreement, the members of Equitas Asset Management, LLC, (EAM), a non Halo entity, which owned 100% of the interests of Equitas Housing Fund, LLC (“EHF”), assigned and contributed 100% of the interests of EAM to HAM (a Halo subsidiary) in exchange for shares of 21,200,000 shares of the Company’s Common Stock, $0.001 par value, of the Company.  The Agreement did not constitute a business combination.

The Company issued 7,500,000 shares of Halo common stock in exchange for $3,000,000 in debt or equity capital.  The aggregate of 7,500,000 shares of Halo common stock will be subject to clawback (and cancellation) by Halo in the event that EAM does not generate at least three million dollars ($3,000,000) in new capital to Halo within twelve months following the closing.  Halo shall have the right to claw back 2.5 shares of Halo common stock for every dollar not raised within the twelve months.  Any cash generated by EAM will need to be designated for use in Halo’s general operations and not that of the EHF business to release the clawback rights.

The Company issued 13,700,000 shares of Halo common stock for the purchase of intangible assets owned by EAM which included trade secrets and business processes used in the EHF business.  The aggregate 13,700,000 shares of Halo common stock shall be subject to clawback (and cancellation) by Halo in the event that EAM fails to generate at least $10,000,000 of net operating cash flows from the EHF business within twenty-four months following the closing.  Halo shall have the right to claw back 1.37 shares of Halo common for every dollar not generated from the net operating cash flows of the EHF business.  Once the $10,000,000 in net operating cash flows from the EHF business is generated, the clawback rights will be released.

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

As mentioned above, the Agreement provides for “clawback” provisions, pursuant to which all of the shares of Halo Common Stock issued to the member of Equitas Asset Management are subject to forfeiture in the event certain financial metrics are not timely achieved.  The financial metrics call for significant cash generation by EHF within the first 12 months, and within the first 24 months following the closing date.  We refer you to Section 2(b)(i) and (ii) of the Agreement, for the specifics of the clawback provisions.  As of March 31, 2012, no cash has been generated by EHF.  The time to meet the 12 month financial metric has lapsed and the metric has not been met.  Indeed, given the passage of time and lack of progress on the essential business model, it is clear to the Company that the 24 month financial metric set forth in the Agreement also will not be met.  Based upon the events that have transpired, and the lack of progress toward the financial metrics, the Company demanded that the recipients of the shares of Halo Common Stock give effect to both clawback provisions and immediately forfeit back all of the Halo shares issued to such recipients – an aggregate of 21,200,000 shares.  Additionally, the Company has instructed the Company’s transfer agent to cancel all of the shares of Company Common Stock issued pursuant to the Agreement.  To date, the Company’s transfer agent has refused to cancel the shares without either (i) presentation of the physical certificates to the transfer agent, or (ii) a court order requiring the transfer agent to cancel.  At the time of issuing these consolidated financial statements, the Company has been unsuccessful in its attempts to procure the physical certificates for presentment to the transfer agent, and the Company has yet to secure a court order requiring the transfer agent to cancel the certificates.  Accordingly, the 21,200,000 shares issued are still outstanding at March 31, 2012.

The Company’s total common shares outstanding totaled 66,354,083.

Preferred Stock

In connection with the Merger, the Company authorized 1,000,000 shares of Series Z Convertible Preferred Stock with a par value of $0.01 per share (the “Series Z Convertible Preferred”).  The number of shares of Series Z Preferred Stock may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series Z Preferred Shares to less than the number of shares then issued and outstanding.  In the event any Series Z Preferred Shares shall be converted, (i) the Series Z Preferred Shares so converted shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series Z Preferred Shares set forth in this section shall be automatically reduced by the number of Series Z Preferred Shares so converted and the number of shares of the Corporation’s undesignated Preferred Stock shall be deemed increased by such number.  The Series Z Convertible Preferred is convertible into common shares at the rate of 45 shares of common per one share of Series Z Convertible Preferred.  The Series Z Convertible Preferred has liquidation and other rights in preference to all other equity instruments.  Simultaneously upon conversion of the remaining Series A Preferred, Series B Preferred, and Series C Preferred and exercise of any outstanding stock options issued under the HGI 2007 Stock Plan into Series Z Convertible Preferred, they will automatically, without any action on the part of the holders, be converted into common shares of the Company.  Since the Merger, in connection with the exercise of stock options into common stock and converted Series A Preferred, Series B Preferred and Series C Preferred as noted above, 82,730 shares of Series Z Convertible Preferred were automatically authorized and converted into shares of the Company’s common stock leaving 917,270 shares of authorized undesignated Preferred Stock in the Company in accordance with the Series Z Convertible Preferred certificate of designation.  As of March 31, 2012, there were 82,730 shares of Series Z Preferred authorized with zero shares issued and outstanding.

The Company authorized 175,000 shares of Series X Convertible Preferred Stock with a par value of $0.01 per share (the “Series X Preferred”).  The number of shares of Series X Preferred may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series X Preferred to less than the number of shares then issued and outstanding.  In the event any Series X Preferred Shares shall be redeemed, (i) the Series X Preferred so redeemed shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series X Preferred Shares set forth in this section shall be automatically reduced by the number of Series X Preferred Shares so redeemed and the number of shares of the Corporation's undesignated Preferred Stock shall be deemed increased by such number.  The Series X Preferred Shares rank senior to the Company’s common stock to the extent of $10.00 per Series X Preferred Shares and on a parity with the Company’s common stock as to amounts in excess thereof.  The holders of Series X Preferred shall not have voting rights.  Holders of the Series X Preferred shall be entitled to receive, when and as declared by the board of directors, dividends at an annual rate of 9% payable in cash when declared by the board.  Holders of Series X Preferred have a liquidation preference per share equal to $10.00.  The liquidation preference was $1,491,770 as of March 31, 2012.  During the three months ended March 31, 2012, 3,000 Series X Preferred shares have been redeemed through a Halo selective discretionary redemption.  As such, as of March 31, 2012, there were 149,177 shares authorized with 149,177 shares issued and outstanding.  Of the 149,177 shares issued and outstanding, 59,177 shares were related to the 2010 conversion from notes payable due to related parties.  The remaining 90,000 shares were issued for cash consideration.

The HGI Series A Convertible Preferred Stock (the “Series A Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series A Preferred would be entitled to upon conversion, as defined in the Series A Preferred certificate of designation.  The liquidation preference was $570,661, of which $11,162 is an accrued dividend for the three months ended March 31, 2012 (as noted above stock dividend declared on December 31, 2011).  Holders of the Series A Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company.  The Series A Preferred is convertible into the Company’s common stock at a conversion price of $1.25 per share.  The Series A Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company.  The Series A Preferred is redeemable at the option of the Company at $1.80 per share prior to conversion.  As of March 31, 2012, there have been 127,001 shares of Series A Preferred converted or redeemed.  The Series A Preferred does not have voting rights.   The Series A Preferred ranks senior to the following capital stock of the Company: (a) Series B Preferred, and (b) Series C Preferred.

The HGI Series B Convertible Preferred Stock (the “Series B Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series B Preferred would be entitled to upon conversion.  The liquidation preference was $469,091, of which $9,179 is an accrued dividend for the three months ended March 31, 2012 (as noted above stock dividend declared on December 31, 2011).  Holders of the Series B Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company.  The Series B Preferred is convertible into the Company’s common stock at a conversion price of $1.74 per share.  The Series B Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company.  The Series B Preferred is redeemable at the option of the Company at $2.30 per share prior to conversion.  As of March 31, 2012, there have been 270,044 shares of Series B Preferred converted or redeemed.  The Series B Preferred does not have voting rights.  Series B Preferred ranks senior to the following capital stock of the Company: the Series C Preferred.

The HGI Series C Convertible Preferred Stock (the “Series C Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series C Preferred would be entitled to upon conversion.  The liquidation preference was $316,183, of which $6,183 is an accrued dividend for the three months ended March 31, 2012 (as noted above stock dividend declared on December 31, 2011).  Holders of the Series C Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company.  The Series C Preferred is convertible into the Company’s common stock at an initial conversion price of $2.27 per share.  The Series C Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company.  The Series C Preferred is redeemable at the option of the Company at $2.75 per share prior to conversion.  As of March 31, 2012,  there have been 28,000 shares of Series C Preferred converted or redeemed.   The Series C Preferred does not have voting rights.   Series C Preferred ranks senior to the following capital stock of the Company: None.

The Company had issued and outstanding at March 31, 2012, 372,999 shares of Series A Preferred, 229,956 shares of Series B Preferred, and 124,000 shares of Series C Preferred, all with a par value of $0.001.

NOTE 18.  SUBSEQUENT EVENTS

In April 2012, the Company authorized a private placement offering of Series E Convertible Preferred Stock at Ten Dollars ($10.00) per share with a conversion rate of fifty (50) shares of the Company’s Common Stock for one share of the Series E Convertible Preferred Stock.  Subsequent to that offering, the Company accepted subscription and issued to accredited investors $200,000 worth of Series E Convertible Preferred Stock or 20,000 Shares which is convertible into 1,000,000 shares of the Company’s Common Stock at the option of the investor or automatically on the 36 month anniversary of the purchase of the Series E Convertible Preferred Shares.  This Series E Convertible Preferred Stock offering has an aggregate amount of $1,000,000.

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

The following discussion of the financial condition and results of operation of the Company should be read in conjunction with the consolidated financial statements and the notes to those statements included in this Report.

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

Currently, HAM is under contract to manage and service approximately 6,800 assets in various stages of their life-cycle including REO, non-performing loans, re-performing note modifications, and performing owner financed contract-for-deeds.  As the Company currently has the management, infrastructure, and physical work area capacity to scale and support additional assets under contract, it is actively seeking new clients as well as helping existing clients increase their respective asset pool.  The Company believes that the country is in a long term deleveraging cycle whereby home financing will continue to be difficult to obtain.  For this same reason, we believe that investors will continue to be able to purchase Assets in bulk from large institutional sellers at deep discounts and Halo’s goal is to establish itself, with the help of its unique technology platform and key servicing and vendor relationships, as the premier asset manager/servicer in the distressed non-performing loan and REO industry.

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

Significant effort and investment capital has been incurred by the Company over the past eight years in order to attract and maintain a qualified and capable staff, develop proprietary software platforms, and implement systems, procedures, and infrastructure to execute the business plan on a large-scale.  Given the short time frame this current market opportunity has existed, we have a significant competitive advantage over others who may try to execute the same business plan.

Results of Operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011

Revenues

For the three months ended March 31, 2012, revenue was up $1,061,936 and 124% to $1,916,838 for the three months ended March 31, 2012 from $854,902 for the three months ended March 31, 2011.  The Company continues to focus on HAM and HPA subsidiaries as its primary revenue producers, both in the short term, and in its long term growth plans.  Management believes that operational capital is better spent on opportunities in HAM and HPA and has seen an immediate impact on revenue since shifting increased marketing and operational capital to those subsidiaries.  With that note, HAM revenues increased to $1,250,707 for the three months ended March 31, 2012 compared to $0 for the three months ended March 31, 2011.  As discussed in Note 2 of the consolidated financial statements, HAM revenues include boarding and initial asset management fees, success fees, and its monthly servicing fee.  HPA revenues increased $208,099 to $356,865 for the three months ended March 31, 2012 from $148,766 for the three months ended March 31, 2011.  The revenue growth of HAM and HPA is offset by HDS/HFS revenue decreasing $323,159 to $55,257 for the three months ended March 31, 2012 from $378,416 for the three months ended March 31, 2011, due to several factors including management’s decision in late 2010 to implement a smaller marketing and customer lead budget, a reduced sales team and the overall affect of the amended Federal Trade Commission’s (FTC) Telemarketing Sales Rule (“TSR”) applicable to debt settlement fees and the debt settlement industry in general.  The Company is not actively growing the HDS/HFS subsidiaries but is continuing to operate its business for its current book of business.

Operating Expenses

Sales and marketing expenses include advertising, marketing and customer lead purchases, and direct sales costs incurred including appraisals, credit reports, and contract service commissions.  The majority of contract service commissions include those commissions directly associated with the Company’s sales in both HAM and HPA.  Sales and marketing expenses increased $220,294 and 71% to $529,771 for the three months ended March 31, 2012 from $309,477 for the three months ended March 31, 2011.  This increase is primarily attributable to the following factors; (1) overall increase in HAM commissions paid to external sales force for success fees earned, consistent with above noted increases in revenues in HAM, (2) overall increase in HPA contract service costs directly associated with an increase in sales and Asset units under management, consistent with above noted increases in revenue in HPA.  This increase is offset by a reduction in HDS lead purchase expense, consistent with the above noted decrease in revenues, during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

General and administrative expenses decreased $376,109 and 51% to $354,810 for the three months ended March 31, 2012 from $730,919 for the three months ended March 31, 2011.  This decrease is a result of several items including a decrease in allowance for doubtful accounts which is charged to bad debt expense, included within general and administrative expenses.  This decrease is in line with the overall decrease in revenue and accounts receivable of HDS.  See significant accounting policies contained in Note 2 to the consolidated financial statements.  The decrease is also attributable to the following; (a) reduction of consulting costs occurred during the three months ended March 31, 2012 compared to 2011, (b) reduction of rent expense that occurred during the last half of 2011when the Company amended and reduced its office lease space as discussed further in Note 15 to the consolidated financials, and (c) reduction in insurance costs associated with reduction in employee headcount.

Salary, wages and benefits decreased $197,930 and 24% to $628,001 for the three months ended March 31, 2012 from $825,931 for the three months ended March 31, 2011.  Approximately $43,458 or 22% of this decrease is stock option compensation expense for any options that had vested during the three months ended March 31, 2011 compared to the three months ended March 31, 2012.  As noted in the significant accounting policies contained in Note 2 to the consolidated financial statements, the fair value of stock options at the date of grant is determined via the Black Scholes model and, since the options were exercisable upon the occurrence of the merger occurring on September 30, 2009, the fair value of such options was recognized into earnings over the vesting period of the options beginning September 30, 2009.  Stock compensation related to the 2007 stock plan is fully vested as of December 31, 2011.  Stock compensation is a non-cash expense item.  The remaining $154,472 or 78% decrease is a reduction in overall employee headcount primarily from reduction in force efforts during 2011 at both the parent company and within HFS and HDS, consistent with senior leadership’s decision to implement decreased marketing, salaries, and variable overhead and operational costs to HFS and HDS in order to increase efforts to grow revenue in various other Halo ventures discussed above.  Looking forward to the remainder of 2012, the Company anticipates increasing its headcount in the HAM subsidiary in-line with the growth of asset units managed under HAM.  As salaries, wages and benefits are the most significant cost to the Company, management actively monitors this cost to ensure it is in line with our business plan.

The Company experienced an overall improvement in its net income of $1,405,485 and 125% to net income of $279,151 for the three months ended March 31, 2012 from a net loss of $1,126,334 for the three months ended March 31, 2011 primarily attributable to the reasons noted above.

Significant Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.  These policies are contained in Note 2 to the consolidated financial statements and included in Note 2 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011.  There have been no significant changes in our significant accounting policies since the last fiscal year end 2011.

Liquidity and Capital Resources

As of March 31, 2012, the Company had cash and cash equivalents of $121,739.  The decrease of $535,396 in cash and cash equivalents from December 31, 2011 was due to cash used in operating activities of $463,248, cash used in financing activities of $109,698, offset by cash provided by investing activities of $37,550.

Net cash used in operating activities was $463,248 for the three months ended March 31, 2012, compared to $317,539 net cash used in operating activities for the three months ended March 31, 2011.  The net cash used in operating activities for the three months ended March 31, 2012 was due to net income of $279,151, adjusted primarily by the following: (1) non cash expense depreciation of $23,667 (2) a decrease in accounts payable of $89,735, a decrease in accrued liabilities of $147,634, a decrease in deferred revenue of $689,005, offset by a decrease in gross accounts receivable of $122,076, The remaining immaterial variance is related to changes in operating assets and liabilities, a change in the noncontrolling interest balance, a non cash loss on the change in fair value of derivative, a loss on sale of Halo Group Realty, and stock based payment for consulting services rendered.

The accounts payable decrease is the result of both the timing of payments in monthly vendor payables as well as the overall decrease in general and administrative expenses.  The Company pro-actively manages the timing and aging of vendor payables throughout the year.  The decrease in accrued liabilities of $147,634 is primarily related to $103,372 reduction in salaries and wages payable due to timing of the period ending March 31, 2012 and payroll pay date with that of the period ending December 31, 2011 and the respective payroll pay date.  The decrease is also applicable to the paydown of applicable payroll tax and accrued penalties.  This decrease in accrued liabilities is also applicable to the $33,500 decrease in other accruals.  Deferred revenue decreased $689,005 primarily related to the revenue recognition of asset management fees in its HAM subsidiary.  Deferred revenue is discussed further in significant accounting policies above.

Continuing into fiscal year 2012, the Company expects the account receivable balance in HDS to continue decreasing as the business plan discussed in Plan of Operations above is executed.  As such, the HDS accounts receivable balance will wind down by the completion of the program via contractual payments of customers less cancellations and chargeoffs.

Net cash provided by investing activities was $37,550 for the three months ended March 31, 2012, compared to net cash provided by investing activities of $75,000 for the three months ended March 31, 2011.   Investing activities for the three months ended March 31, 2012 consisted primarily of the $30,000 in proceeds received from the sale of Halo Group Realty on January 31, 2012 and final proceeds of $9,823 received from the mortgage joint venture.

Net cash used in financing activities was $109,698 for the three months ended March 31, 2012, compared to net cash provided by financing activities of $334,311 for the three months ended March 31, 2011.  Financing activities for the three months ended March 31, 2012 consisted primarily of the $30,000 discretionary redemption of preferred stock, $43,212 payment of principal on notes payable, $15,486 payment of principal on notes payable to related parties, and $21,000 in principal payments on subordinated debt.

As shown below, at March 31, 2012, our contractual cash obligations totaled approximately $3,806,935, all of which consisted of operating lease obligations and debt principal and accrued interest repayment.

	Payments due by December 31,
Contractual Obligations	2012	2013-2014	2015-2016	2017 & Thereafter	Total
Debt Obligations	$1,443,539	$590,951	$182,835	$0	$2,217,325

Operating Lease Obligations	$674,463	$910,083	$5,064	$0	$1,589,610

Total Contractual Cash Obligations	$2,118,002	$1,501,034	$187,899	$0	$3,806,935

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need additional financing to fund additional material capital expenditures and to fully implement its business plan including asset management and mortgage servicing of distressed asset sectors.  There are no assurances that additional financing will be available on favorable terms, or at all.  If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures as a way to supplement the cash flows generated by operations.  The Company has a backlog of fees under contract in addition to the Company’s accounts receivable balance.  The failure to adequately fund its capital requirements could have a material adverse effect on our business, financial condition and results of operations.  Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders, and incurring additional indebtedness could involve the imposition of covenants that restrict our operations.  Management, in the normal course of business, is trying to raise additional capital through sales of common stock as well as seeking financing from third parties, via both debt and equity, to balance the Company’s cash requirements and to finance specific capital projects.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.  Our business is highly leveraged and, accordingly, is sensitive to fluctuations in interest rates. Any significant increase in interest rates could have a material adverse affect on our financial condition and ability to continue as a going concern.

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

Part II - Other Information

Item 1. Legal Proceedings

The Company and certain of its affiliates, officers and directors have been named as defendants in an action filed on December 12, 2011, in the 191st District Court of Dallas County, Texas.  The Plaintiffs allege that the Company has misappropriated funds in connection with offerings of securities during 2010 and 2011.    The complaint further alleges that Defendants engaged in fraudulent inducement, negligent misrepresentation, fraud, breach of fiduciary duty, negligence, breach of contract, unjust enrichment, conversion, violation of the Texas Securities Act, and civil conspiracy.  The Plaintiff’s amended their Petition on April 24, 2012 and dropped the conversion and civil conspiracy claims.  The action seeks an injunction and a demand for accounting along with damages in the amount of $4,898,157.  The Company has taken the position that the Plaintiffs’ claims have no merit, and accordingly is defending the matter vigorously.  Defendants have filed a general denial of the claims as well as a Motion to Designate Responsible Third Parties whom Defendants believe are responsible for any damages Plaintiffs may have incurred.  Defendants have also filed a Motion for Sanctions against the Plaintiffs and their counsel arguing, among other things, that (i) the Plaintiffs’ claims are “judicially estopped” from moving forward by virtue of the fact that the same Plaintiffs previously filed suit against separate entities and parties with diametrically opposed and contradicting views and facts; (ii) Plaintiffs have asserted claims against Defendants without any basis in law or fact; and (iii) Plaintiffs have made accusations against Defendants that Plaintiffs know to be false.

The Company and certain of its affiliates, officers and directors have been named as defendants in an action filed on April 27, 2012 in the United States District Court for the Northern District of Texas.  The Plaintiff allege that they have no duty to indemnify the Company, its’ affiliates, officers or directors because the claims set forth in the lawsuit mentioned herein above are not covered by the insurance policy written by Plaintiffs in favor of Defendants.  The action seeks a declaratory judgment that the Plaintiff has no duty to indemnify the Defendants pursuant to the insurance policy that Defendants purchased from Plaintiff.  The Company has taken the position that Plaintiff’s claims have no merit, and accordingly plan to defend the matter vigorously.  To date, the time for Defendants to file a response to Plaintiff’s Petition has not passed and as such, no response has yet been filed by Defendants.

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

Date: May 15, 2012	By:	/s/ Brandon Cade Thompson
Brandon Cade Thompson
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2012	By:	/s/ Paul Williams
Paul Williams
Chief Financial Officer
(Principal Financial Officer)

Date: May 15, 2012	By:	/s/ Robbie Hicks
Robbie Hicks
Vice President and Controller