Form 10-Q
period 2012-09-30
Halo Companies, Inc.
filed 2012-11-14
CIK 814286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes  ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, November 14, 2012:
66,364,083 shares of Common Stock, $.001 par value per share outstanding.

Halo Companies, Inc.
INDEX

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets at September 30, 2012 (unaudited) and December 31, 2011	3
	Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2012 and 2011	4
	Consolidated Statements of Changes in Equity (Deficit) (unaudited) for the nine months ended September 30, 2012 and 2011	5
	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2012 and 2011	6
	Notes to Consolidated Financial Statements	7-22
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 4T.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29-30
Item 1A.	Risk Factors	30-32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	33
	SIGNATURES	34

Part 1 – Financial Information

Item 1. Financial Statements

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2012	December 31, 2011
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$33,454	$657,135
Trade accounts receivable, net of allowance for doubtful accounts of $387,309 and $446,722, respectively	338,746	718,925
Note receivable	40,000	-
Total current assets	412,200	1,376,060

PROPERTY, EQUIPMENT AND SOFTWARE, net	166,936	199,094
INVESTMENTS IN UNCONSOLIDATED ENTITIES	-	9,823
DEPOSITS AND OTHER ASSETS	45,000	48,333
TOTAL ASSETS	$624,136	$1,633,310

LIABILITIES AND (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable	$602,198	$588,377
Accrued and other liabilities (including $55,698 and $55,030 to related parties, respectively)	433,038	332,713
Deferred revenue	1,413	693,560
Current portion of secured asset promissory note	1,200,000	1,200,000
Current portion of subordinated debt	242,102	66,556
Current portion of notes payable to related parties	185,308	63,847
Current portion of notes payable	42,217	164,418
Current portion of deferred rent	196,508	319,874
Total current liabilities	2,902,784	3,429,345

NOTES PAYABLE, LESS CURRENT PORTION	-	8,456
NOTES PAYABLE TO RELATED PARTY, LESS CURRENT PORTION	429,315	498,261
SUBORDINATED DEBT, LESS CURRENT PORTION	22,083	215,546
ACCRUED INTEREST ON RELATED PARTY NOTES, LESS CURRENT PORTION	38,593	50,068
DERIVATIVE LIABILITY	32,483	24,970
DEFERRED RENT, LESS CURRENT PORTION	166,674	100,781
Total liabilities	3,591,932	4,327,427

(DEFICIT) EQUITY
Series Z Convertible Preferred Stock, par value $0.01 per share; 82,508 shares
authorized; 0 shares issued and outstanding at September 30, 2012 and December 31, 2011	-	-
Preferred Stock, par value $0.001 per share; 917,492 shares
authorized; 0 shares issued and outstanding at September 30, 2012 and December 31, 2011	-	-
Series X Convertible Preferred Stock, par value $0.01 per share; 143,677 shares authorized; 143,677
and 152,177 shares issued and outstanding at September 30, 2012 and December 31, 2011	1,437	1,522
liquidation preference of $1,436,770
Series E Convertible Preferred Stock, par value $0.001 per share; 100,000. shares authorized;
70,000 and 0 shares issued and outstanding at September 30, 2012 and December 31, 2011
liquidation preference of $700,000	700	-
Halo Group, Inc. Preferred Stock, par value $0.001 per share; 2,000,000 shares authorized
Series A Convertible Preferred Stock;
372,999 shares issued and outstanding at September 30, 2012 and December 31, 2011
liquidation preference of $591,374	373	373
Series B Convertible Preferred Stock;
229,956 shares issued and outstanding at September 30, 2012 and December 31, 2011
liquidation preference of $487,986	230	230
Series C Convertible Preferred Stock;
124,000 shares issued and outstanding at September 30, 2012 and December 31, 2011
liquidation preference of $328,715	124	124
Common Stock, par value $0.001 per share; 375,000,000 shares authorized;
66,364,083 and 65,494,506 shares issued and outstanding
at September 30, 2012 and December 31, 2011	66,364	65,495
Additional paid-in capital	7,631,334	7,000,218
Accumulated deficit	(10,587,276)	(9,679,700)
Total (deficit) equity	(2,886,714)	(2,611,738)
NONCONTROLLING INTEREST	(81,082)	(82,379)
Total shareholders' (deficit) equity	(2,967,796)	(2,694,117)
TOTAL LIABILITIES AND (DEFICIT) EQUITY	$624,136	$1,633,310

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

REVENUE (including $0, $388,969, $0 and $712,767
from related parties, respectively)	$927,623	$1,453,009	$3,604,741	$3,117,648

OPERATING EXPENSES
Sales and marketing expenses	364,961	547,137	1,222,907	1,206,278
General and administrative expenses (including $0, $10,250, $0 and
$71,750 to related parties, respectively)	329,295	611,642	1,062,261	2,020,168
Salaries, wages, and benefits (including $0, $27,878, $0 and
$113,400 of stock-based compensation)	620,524	766,754	1,906,005	2,495,006
Total operating expenses	1,314,780	1,925,533	4,191,173	5,721,452

OPERATING INCOME (LOSS)	(387,157)	(472,524)	(586,432)	(2,603,804)

OTHER INCOME (EXPENSE)
Loss from unconsolidated entities	-	(3,820)	-	(3,484)
Gain (loss) on change in fair value of derivative	5,597	17,065	(7,513)	18,708
Gain on sale of equipment	-	19,270	-	19,270
Gain on sale of software	50,000	-	50,000	-
Loss on sale of Halo Group Realty, LLC subsidiary	-	-	(7,500)	-
Interest expense (including $9,724, $16,105, $28,207 and
$77,344 to related parties, respectively)	(120,546)	(118,771)	(324,434)	(382,343)
Net income (loss) from operations, before income tax provision	(452,106)	(558,780)	(875,879)	(2,951,653)

INCOME TAX PROVISION	-	-	30,400	7,600

NET INCOME (LOSS)	(452,106)	(558,780)	(906,279)	(2,959,253)

Gain attributable to the noncontrolling interest	-	(770)	(1,297)	(4,612)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(452,106)	$(559,550)	$(907,576)	$(2,963,865)

Earning per share:
Basic & Diluted	$(0.007)	$(0.009)	$(0.014)	$(0.045)

Weighted Average Shares Outstanding
Basic & Diluted	66,364,083	65,494,506	65,929,295	65,462,106

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN (DEFICIT) EQUITY
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Halo Companies, Inc. Common Stock		Halo Companies, Inc. Series Z Convertible Preferred Stock		Halo Companies, Inc. Series X Convertible Preferred Stock		Halo Companies, Inc. Series E Convertible Preferred Stock		Halo Group, Inc. Series A Convertible Preferred Stock		Halo Group, Inc. Series B Convertible Preferred Stock		Halo Group, Inc. Series C Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2010	65,429,706	$65,430	-	$-	138,777	$1,388	-	$-	372,999	$373	229,956	$230	124,000	$124	6,580,767	$(7,005,070)	$(82,318)	$(439,076)

Stock-based compensation expense	-	-	-	-	-	-			-	-	-	-	-	-	113,400	-	-	113,400

Exercise of Stock Options	64,800	65	-	-	-	-			-	-	-	-	-	-	583	-	-	648

Issuance of Series X Convertible Preferred Stock for cash	-	-	-	-	19,800	198			-	-	-	-	-	-	197,802	-	-	198,000

Net loss attributable to common shareholders	-	-	-	-	-	-			-	-	-	-	-	-	-	(2,963,865)	-	(2,963,865)

Allocation of gain to noncontrolling interest	-	-	-	-	-	-			-	-	-	-	-	-	-	-	4,612	4,612

Balance at September 30, 2011	65,494,506	$65,495	-	$-	158,577	$1,586	-	$-	372,999	$373	229,956	$230	124,000	$124	$6,892,552	$(9,968,935)	$(77,706)	$(3,086,281)

Balance at December 31, 2011	65,494,506	65,495	-	-	152,177	1,522	-	$-	372,999	373	229,956	230	124,000	124	7,000,218	(9,679,700)	(82,379)	(2,694,117)

Exercise of Stock Options	10,000	10	-	-	-	-	-	-	-	-	-	-	-	-	90	-	-	100

Issuance of Common Stock	79,546	79	-	-	-	-	-	-	-	-	-	-	-	-	17,421	-	-	17,500

Discretionary redemption of Series X Convertible Preferred Stock (FN 17)	-	-	-	-	(8,500)	(85)	-	-	-	-	-	-	-	-	(84,915)	-	-	(85,000)

Issuance of Common Stock Shares as payment of stock dividends (FN 17)	780,031	780	-	-	-	-	-	-	-	-	-	-	-	-	(780)	-	-	-

Issuance of Series E Convertible Preferred Stock for cash	-	-	-	-	-	-	70,000	700	-	-	-	-	-	-	699,300	-	-	700,000

Net loss attributable to common shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(907,576)	-	(907,576)

Allocation of gain to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,297	1,297

Balance at September 30, 2012	66,364,083	$66,364	-	$-	143,677	$1,437	70,000	$700	372,999	$373	229,956	$230	124,000	$124	$7,631,334	$(10,587,276)	$(81,082)	$(2,967,796)

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATIONS

Net income (loss)	$(907,576)	$(2,963,865)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	64,279	95,686
Bad debt expense	28,328	563,427
Loss (gain) on change in fair value of derivative	7,513	(18,708)
Gain on sale of software and equipment	(50,000)	(19,270)
Loss from investments in unconsolidated entities	-	3,484
Distributions of earnings from unconsolidated entities	-	14,147
Stock based compensation	-	113,400
Stock based payment for services	17,500	-
Loss on sale of Halo Group Realty, LLC	7,500	-
Noncontrolling interest	1,297	4,612
Changes in operating assets and liabilities:
Accounts receivable	351,851	480,178
Restricted cash	-	9,919
Deposits and other assets	(35,000)	31,565
Accounts payable	13,821	483,716
Accrued and other liabilities	88,850	399,777
Deferred rent	(57,473)	143,036
Deferred revenue	(692,147)	156,683
Net cash used in operating activities	(1,161,257)	(502,213)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in joint venture	-	(200)
Proceeds received from joint venture	9,823	-
Proceeds received on portfolio assets	-	20,432
Proceeds received from sale of Halo Group Realty, LLC	30,000	-
Purchases of property and equipment	(18,205)	-
Proceeds received on sale of software and equipment	10,000	59,550
Deposits	-	90,000
Net cash provided by investing activities	31,618	169,782

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from issuance of preferred stock	700,000	198,000
Discretionary redemption of preferred stock	(85,000)	-
Issuance of common stock for the exercise of stock options	100	648
Net payments on lines of credit	-	(1)
Principal payments on notes payable	(130,657)	(107,826)
Proceeds from notes payable to related parties	150,000	483,000
Principal payments on notes payable to related parties	(97,485)	(194,085)
Proceeds from subordinated debt	25,000	-
Principal payments on subordinated debt	(56,000)	(56,000)
Net cash provided by financing activities	505,958	323,736

Net decrease in cash and cash equivalents	(623,681)	(8,695)

CASH AND CASH EQUIVALENTS, beginning of period	657,135	174,598

CASH AND CASH EQUIVALENTS, ending of period	$33,454	$165,903

SUPPLEMENTAL INFORMATION
Cash paid for taxes - Texas Margin Tax	$30,400	$7,600
Cash paid for interest	$163,984	$312,017

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc.
Notes To Consolidated Financial Statements
September 30, 2012

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

In January 2012, based on management’s assessment of the Halo Group Realty, LLC (“HGR”) operating segment performance along with the Company’s continued focus and financial capitalization efforts on growing the asset management and portfolio advisor subsidiaries, the Company committed to a plan to sell the subsidiary entity.  On January 31, 2012, the Company sold HGR for $30,000.  Included in the sale was some of the HGR’s intellectual property, which excluded the primary technology platform.  The business sale includes the purchaser retaining the HGR name and legal entity.  The Company recorded a loss on the sale of HGR of $7,500.  On August 31, 2012, the Company sold the primary technology platform, including the source code, of HGR for $50,000.  This sale included a cash payment of $10,000 and a $40,000 promissory note to the Company, payable on August 31, 2013.  The promissory note receivable is included in current assets on the consolidated balance sheet for the period ended September 30, 2012.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial statements are unaudited; however, in the opinion of management, all adjustments considered necessary for fair presentation of the results of the interim periods have been included (consisting of normal recurring accruals). The accompanying Consolidated Financial Statements as of September 30, 2012, and for the three and nine months ended September 30, 2012 and 2011, include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information.  Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the Unites States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K.  The results of operations for the three and nine month period ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.  Certain balances have been reclassified in prior period to be consistent with current year presentation.

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

Revenue recognition periods for HFS and HDS customer contracts are shorter than the related payment terms.  Accordingly, HFS and HDS accounts receivable are the amount recognized as revenue less payments received on account.  HAM and HPA receivables are typically paid the month following services performed.  As of September 30, 2012, the Company’s accounts receivable are made up of the following percentages;  HAM at 65%, HPA at 17%, HDS at 7%, HFS at 7%, all other at 4%.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: past transaction history with the customer, current economic and industry trends, and changes in customer payment terms.  The Company provides for estimated uncollectible amounts through an increase to the allowance for doubtful accounts and a charge to earnings based on actual historical trends and individual account analysis.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts.  The below table summarizes the Company’s allowance for doubtful accounts as of September 30, 2012 and December 31, 2011, respectively;

	Balance at Beginning of Period	Increase in the Provision	Account Receivable Write-offs	Balance at End of Period
Nine Months ended September 30, 2012
Allowance for doubtful accounts	$446,722	$28,328	$87,741	$387,309
Year ended December 31, 2011
Allowance for doubtful accounts	$331,085	$931,719	$816,082	$446,722

As of September 30, 2012, the Company’s allowance for doubtful accounts is made up of the following percentages; HAM at 93%, HPA at 4%, and HDS at 3%,  The HAM and HPA allowance is related to one client for whom the Company has fully reserved all outstanding accounts receivables as of September 30, 2012.

UNet Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing (i) net income (loss) available to common shareholders (numerator), by (ii) the weighted average number of common shares outstanding during the period (denominator).  Diluted net income (loss) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period.  At September 30, 2012 and 2011, there were 5,800,977 and 2,417,377 shares, respectively, underlying potentially dilutive convertible preferred stock and stock options outstanding.  These shares were not included in dilutive weighted average shares outstanding for the periods ending September 30, 2012 and 2011 because their effect is anti-dilutive due to the Company’s reported net loss.

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
U

Principles of Consolidation

The consolidated financial statements of the Company for the three and nine months ended September 30, 2012 include the financial results of HCI, HGI, HCS, HDS, HGM, HBI, HSIS, HCIS (defined below), HFS, HPA, HAM, and EHF.  The financial results of HGR are included for the one month period ended January 31, 2012.  All significant intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements of the Company for the three and nine months ended September 30, 2011, include the financial results of HCI, HGI, HCS, HDS, HGM, HGR, HBI, HLMS, HSIS, HCIS (defined below), HFS, HPA, HAM, and EHF.  All significant intercompany transactions and balances have been eliminated in consolidation.

UCash and Cash Equivalents

The Company considers all liquid investments with a maturity of 90 days or less to be cash equivalents.

Note Receivable

On August 31, 2012, the Company sold the primary technology platform, including the source code, of HGR for $50,000.  This sale included a cash payment of $10,000 and a $40,000 promissory note to the Company bearing interest of .25%, payable on August 31, 2013.  The note receivable is included in current assets on the consolidated balance sheet.
U

Deposits and Other Assets

 At December 31, 2011, deposits and other assets included $10,000 in funds held as a deposit by a merchant bank to cover potential losses by the bank from customer cancellations.  The remaining balance as of December 31, 2011, includes $50,000 related to the fiscal year 2010 purchase of certain intellectual property (IP) (offset by $11,667 in accumulated amortization of the IP).  The IP purchase consisted primarily of multiple web domains for which Halo held the right, title, and interest.  The IP was to be amortized into earnings over a 60 month term effective November 2010 through October 2015.  The IP was sold in the HGR sale, discussed above, on January 31, 2012.  The $10,000 in funds kept by a merchant bank was reclassified to cash and cash equivalents.  During the nine months ended September 30, 2012, the Company established a $45,000 deposit held with the Company’s office lessor.  As such, Deposits and Other Assets balance was $45,000 at September 30, 2012.

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

Fair Value of Financial Instruments

The carrying value of trade accounts receivable, note receivable, accounts payable, accrued and other liabilities approximate fair value due to the short maturity of these items.  The estimated fair value of the notes receivable , notes payable and subordinated debt approximates the carrying amounts as they bear market interest rates.

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

Long-lived assets are reviewed on an annual basis or whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by that asset. If it is determined that the carrying amount of an asset may not be recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Fair value is the estimated value at which the asset could be bought or sold in a transaction between willing parties.  There were no impairment charges for the three and nine months ended September 30, 2012 and 2011.

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

As of September 30, 2012, in line with the fact the Company received no additional cash flows into the Company related to the Assignment and Contribution Agreement (discussed in detail in Note 17 below), the Company has not recorded in its consolidated balance sheets an intangible asset of any value and therefore there has been no amortization or impairment of the identifiable intangible asset.  As it relates to the intangible asset, the trade secrets purchased on the contract date will in no case be forfeited by the Company regardless of the shares conveyance as discussed in Note 17.

UEquity-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with ASC 718 “Compensation-Stock Compensation”.  Under ASC 718, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options beginning when the specified events become probable of occurrence.  For the three and nine months ended September 30, 2012, there were 20,000 shares of stock options awarded as discussed in Note 16.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date of the fair value of the equity instrument issued is the earlier of (i) the date on which the counterparty’s performance is complete, or (ii) the date on which it is probable that performance will occur.

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

The Company accounts for its position in tax uncertainties under ASC 740-10. ASC 740-10 establishes standards for accounting for uncertainty in income taxes. ASC 740-10 provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. ASC 740-10 applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) No additional liabilities have been recognized as a result of the implementation. The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the three and nine months ended September 30, 2012 and 2011.

Deferred Rent

Deferred rent of the Company is comprised of two balances.  First, the Company’s operating leases for its office facilities contain free rent periods during the lease term.  For these types of leases the Company recognizes rent expense on a straight line basis over the minimum lease term and records the difference between the amounts charged to expense and the amount paid as deferred rent.  As the free rent periods have expired on the existing office facility leases the Company expects the deferred rent balance to decrease over the remaining rental period until the maturity date at which time the deferred rent balance will have been reduced to $0.  This balance is included within the consolidated balance sheet in both the current and long term portion of deferred rent.  The second portion of the deferred rent balance is comprised of a $257,012 reduction fee for a contractually agreed decrease in the Company’s office facilities as discussed fully in Note 15.  This balance is reduced evenly over the remaining lease term beginning in August 2012.  This balance is included within the consolidated balance sheet in both the current and long term portion of deferred rent.

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

NOTE 3.  CONCENTRATIONS OF CREDIT RISK

The Company maintains aggregate cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). During the three and nine months ended September 30, 2012, the FDIC insured deposit accounts up to $250,000.  Further, all funds in noninterest-bearing transaction accounts are insured in full by the FDIC from December 31, 2010 through December 31, 2012.  At September 30, 2012, the Company’s cash accounts in interest bearing accounts were in multiple banks and all less than the $250,000 FDIC insured amount or were in noninterest bearing transaction accounts and as such were insured in full.

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

Operating Segments	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue:
Halo Asset Management	$527,557	$807,777	$2,165,069	$932,394
Halo Portfolio Advisors	312,114	156,402	972,858	458,822
Halo Group Realty	-	307,455	116,008	790,369
Halo Debt Solutions/Halo Financial Solutions	26,546	80,404	105,399	615,196
Other	61,406	100,971	245,407	320,867
Net Revenue	$927,623	$1,453,009	$3,604,741	$3,117,648

Operating income (loss):
Halo Asset Management	$117,834	$553,218	$931,689	$550,800
Halo Portfolio Advisors	45,070	17,211	223,919	32,160
Halo Group Realty	-	1,508	832	(23,575)
Halo Debt Solutions/Halo Financial Services	(16,682)	(97,093)	(27,920)	(559,734)
Other	(97,549)	(93,138)	(236,146)	(344,097)
Less: Corporate expenses (a)	(500,779)	(941,256)	(1,799,950)	(2,619,419)
Operating income (loss):	$(452,106)	$(559,550)	$(907,576)	$(2,963,865)

a.
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

All debt of the Company is on the books of the corporate parent companies HCI and HGI with the exception of the $1,200,000 secured asset promissory note of EHF.  This note is discussed in detail in Note 12.  Interest expense related to the secured asset promissory note totaled $93,000 and $243,000 for the three and nine months ended September 30, 2012, included above in other income (expense) in the consolidated statements of operations.  The remaining $27,546 of the $120,546 interest expense for the three months ended September 30, 2012 and the remaining $81,434 of the $324,434 interest expense for the nine months ended September 30, 2012 are included in corporate expenses above.

For the three and nine months ended September 30, 2012 and 2011, there have been no material transactions between reportable units that would materially affect an operating segment profit or loss.  Intercompany transactions are eliminated in the consolidated financial statements.

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

There are no assurances that additional financing will be available on favorable terms, or at all.  If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures.  The failure to adequately fund its capital requirements could have a material adverse effect on the Company’s business, financial condition and results of operations.  Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders, and incurring additional indebtedness could involve an increased debt service cash obligation, the imposition of covenants that restrict the Company operations or the Company’s ability to perform on its current debt service requirements.  The Company has incurred an accumulated deficit of $10,587,276 as of September 30, 2012.  However, of the accumulated deficit, $2,103,948 of expense was incurred as stock-based compensation, $414,224 in depreciation expense, and $279,241 in impairment loss on investment in portfolio assets, all of which are non-cash expenses.   Further, $906,278 of the accumulated deficit is related to the issuance of stock dividends, also non cash reductions in the accumulated deficit.  The $3,703,691 total of these non-cash retained earnings reductions represents 35% of the total deficit balance.  Management, in the ordinary course of business, is trying to raise additional capital through sales of common stock as well as seeking financing via equity or debt, or both from third parties.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6.  PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software consist of the following as of September 30, 2012 and December 31, 2011, respectively:

Computers and purchased software	$170,010	$162,518
Furniture and equipment	352,800	352,800
	522,810	515,318
Less: accumulated depreciation	(355,874)	(316,224)
	$166,936	$199,094

Depreciation totaled $15,106, $50,364, $22,825 and $75,103 for the three and nine months ended September 30, 2012 and 2011, respectively.  The Company retired $10,714 of fully depreciated assets for the three and nine months ended September 30, 2012.

NOTE 7. INVESTMENTS IN PORTFOLIO ASSETS

In December 2010, EHF entered into an agreement to purchase non-performing mortgage notes secured by the property, across the United States, for 6.6% of unpaid principal balance. Total purchase price of the investment was $300,000.  Payments of $20,759 were received during 2011 and applied to the investment.  During 2011, the seller’s estate, including the above mentioned non-performing mortgage notes purchased for $300,000 was placed into receivership with a court appointed receiver of the seller.  The receiver has asserted ownership of the assets in receivership, including the referenced mortgage notes.  As the Company’s right to these assets had been impaired, the Company assessed its ability to reclaim the assets as remote and an impairment of the investment in portfolio assets was warranted.  Accordingly, the Company recognized impairment of the assets of $279,241 as of December 31, 2011.  For the three and nine months ended September 30, 2012, the Company still deems the investments in portfolio assets as impaired and as such the value remains $0.

NOTE 8.  ACCRUED AND OTHER LIABILITIES

The Company had $433,038 in accrued liabilities at September 30, 2012.  Included in this accrual was $39,890 in salaries and wages payable, $138,621 in deferred compensation to multiple senior management personnel, $227,338 in accrued interest, and $27,189 in other.  The Company had $332,713 in accrued liabilities at December 31, 2011.  Included in this accrual was $155,656 in salaries and wages payable (including payroll tax and accrued penalties of $70,466), $88,145 in deferred compensation to multiple senior management personnel, $55,412 in accrued interest, and $33,500 in other.

NOTE 9.  NOTES PAYABLE DUE TO RELATED PARTIES

The notes payable due to related parties reside in three notes as follows;

During March 2011, the Company entered into one unsecured promissory note with a related party (a company director) in the amount of $250,000 (the “2011 Related Party Note”).  The 2011 Related Party Note had a fixed interest amount of $50,000 and a maturity date of July 31, 2011.  On September 20, 2011, the 2011 Related Party Note was amended to include the 2011 Related Party Note plus $52,426 of accrued interest for a total note balance of $302,426.  The 2011 Related Party Note has a 6% interest rate and is a monthly installment note with final maturity of October 2013.  All interest and principal is due upon maturity.  As of September 30, 2012, the 2011 Related Party Note was $216,594, of which $42,151 is included in current portion of notes payable to related parties.  As of December 31, 2011, the balance of the 2011 Related Party Note was $246,436, of which $40,143 is included in current portion of notes payable to related parties.

On September 1, 2011, several previous related party notes totaling $370,639 were amended and consolidated (“the 2011 Consolidated Related Party Note”).  This note bears interest of 6% and has a maturity date of September 15, 2016.  As of September 30, 2012, the 2011 Consolidated Related Party Note balance was $298,029, of which $43,157 is included in current portion of notes payable to related parties.  As of December 31, 2011, the 2011 Consolidated Related Party Note balance was $315,672, of which $23,704 is included in current portion of notes payable to related parties.

During the three months ended September 30, 2012, a company director advanced $150,000 to the Company for short term capital.  The Company has repaid $50,000 of the advance back to the director during the same time period.  At the time of the filing of these financial statements, the Company and the director had not finalized a maturity date or interest rate for the advance repayment.  As such, as of September 30, 2012, the advance balance was $100,000, all of which is included in current portion of notes payable to related parties.

The Company incurred $9,724, $28,207, $16,105 and $77,344 of interest expense to directors and other related parties during the three and nine months ended September 30, 2012 and 2011, respectively.  Accrued interest due to directors and other related parties totaled $94,291 at September 30, 2012, of which $55,698 is included in accrued and other current liabilities.  Accrued interest due to directors and other related parties totaled $105,098 at December 31, 2011, of which $55,030 in included in accrued and other current liabilities.

NOTE 10.  NOTES PAYABLE

On August 15, 2011, the Company entered into an agreement with LegacyTexas Bank (“LTB”) to consolidate two outstanding notes (“LTB Consolidated Note”) into a 15 month note.  As such, effective August 15, 2011, the LTB Consolidated Note had a balance of $155,000.  The note bears fixed interest of 3% and has a maturity date of November 15, 2012.  As of September 30, 2012 and December 31, 2011, the note payable balance was $21,031 and $114,244, respectively, included in current portion of notes payable.

On August 15, 2011, the Company entered into an agreement with LTB to term out a previously outstanding $75,001 line of credit into an 18 month note.  The terms of the new note include an interest rate of 3% with a maturity date of February 15, 2013.  As of September 30, 2012, the note payable balance was $21,186, included in current portion of notes payable.  As of December 31, 2011, the note payable balance was $58,630, of which $50,174 was included in current portion of notes payable.

The two notes are current and collateralized by all of the Company’s assets.

NOTE 11.  SUBORDINATED DEBT

During January 2010, the Company authorized a $750,000 subordinated debt offering (“Subordinated Offering”), which consists of the issuance of notes paying a 16% coupon with a 1% origination fee at the time of closing.  The maturity date of the notes is January 31, 2013.  Repayment terms of the notes included interest only payments through July 31, 2010.  Thereafter, level monthly payments of principal and interest are made as calculated on a 60 month payment amortization schedule with final balloon payment due at maturity.  The rights of holders of notes issued in the Subordinated Offering are subordinated to any and all liens granted by the Company to a commercial bank or other qualified financial institution in connection with lines of credit or other loans extended to the Company in an amount not to exceed $2,000,000, and liens granted by the Company in connection with the purchase of furniture, fixtures or equipment.  This includes the LTB debt disclosed in Note 10.  Since inception of the offering, the Company has raised $420,000 in the Subordinated Offering.  As of September 30, 2012, the remaining balance of this offering, less debt discount (discussed below), totals $239,185.

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

The Company adopted the provisions of ASC 815, “Derivatives and Hedging”.  ASC 815 requires freestanding contracts that are settled in a company’s own stock to be designated as an equity instrument, assets or liability. Under the provisions of ASC 815, a contract designated as an asset or liability must be initially recorded and carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires.  Accordingly, the Company determined that the warrants should be accounted for as derivative liabilities and has recorded the initial value as a debt discount which will be amortized into interest expense using the effective interest method.  As of September 30, 2012, the balance of debt discount was $5,815, included in current portion of subordinated debt.  As of December 31, 2011, the balance of debt discount was $18,898, of which $17,444 was included in current portion of subordinated debt, with the remaining $1,454 included in subordinated debt, less current portion.  Subsequent changes to the marked-to-market value of the derivative liability will be recorded in earnings as derivative gains and losses. As of September 30, 2012, there were 112,000 warrants outstanding with a derivative liability of $32,483.  As of December 31, 2011, there were 112,000 warrants outstanding with a derivative liability of $24,970.  The $7,513 increase in fair value is included in the consolidated statements of operations as loss on change in fair value of derivative.  The Warrants were valued using the Black-Scholes model, which resulted in the fair value of the warrants at $0.29 per share using the following assumptions:

September 30, 2012
Risk-free rate	0.62%
Expected volatility	346.43%
Expected remaining life (in years)	4.25
Dividend yield	0.00%

During August 2012, the Company entered into an additional $25,000 subordinated term note with a current holder of the Company’s subordinated debt.  The note pays an 18% coupon rate with a maturity date of August 31, 2015.  There are no warrants associated with this subordinated term note.  Repayment terms of the note include interest only payments through February 28, 2013.  Thereafter, level monthly payments of principal and interest are made as calculated on a 60 month payment amortization schedule with final balloon payment due at maturity.  The rights of the holder of this note is subordinated to any and all liens granted by the Company to a commercial bank or other qualified financial institution in connection with lines of credit or other loans extended to the Company in an amount not to exceed $2,000,000, and liens granted by the Company in connection with the purchase of furniture, fixtures or equipment.  As of September 30, 2012, the remaining balance of this note totals $25,000.

As of September 30, 2012, the subordinated debt balance (including the $239,185 and $25,000 noted above) was $264,185, of which $242,102 was included in current portion of subordinated debt.  As of December 31, 2011, the subordinated debt balance was $282,102, of which $66,556 was included in current portion of subordinated debt.

NOTE 12.  SECURED ASSET PROMISSORY NOTE

During December 2010, the Company authorized a debt offering to be secured by real estate assets purchased in connection with Equitas Housing Fund, LLC, (“Equitas Offering”).  The Equitas Offering, which is now closed, generated $1,200,000 in proceeds.  Of the $1,200,000 in proceeds received in December 2010, $300,000 was used to acquire non-performing, residential mortgage notes and the balance was used for mortgage note workout expenses and operational expenses of Halo Asset Management.  The Secured Asset Promissory Notes consist of a 25% coupon with a maturity date of December 31, 2012.  Accrued interest is to be paid quarterly at the end of each fiscal quarter beginning March 31, 2011 through maturity date and continuing until the promissory note has been paid in full.  The rights of the holders of the Secured Asset Promissory Notes include a security interest in the collateral of the above mentioned securities of real estate properties.  As of September 30, 2012, the Secured Asset Promissory Note balance was $1,200,000.  For the three and nine months ended September 30, 2012 and 2011, the Company incurred $93,000, $243,000, $75,000 and $225,000, respectively, in interest expense on the note.  As of September 30, 2012, the accrued interest balance was $168,000.  The unpaid interest has triggered a default interest rate of 28%, effective April 1, 2012.  As of December 31, 2011, the Secured Asset Promissory Note balance was $1,200,000, with an accrued interest balance of $0.

NOTE 13.  RELATED PARTY TRANSACTIONS

For the three and nine months ended September 30, 2012 and 2011, HPA and HAM recognized revenue totaling $0, $0, $388,969 and $712,767, respectively, from an entity owned by a significant shareholder in the Company.  The shareholder became a significant shareholder in December 2010 as part of the Assignment and Contribution Agreement (defined in Note 17 below).

For the three and nine months ended September 30, 2012 and 2011, the Company incurred consulting costs totaling $0, $0, $10,250 and $71,750, respectively, to a former director of the Company.  The former director remains a significant shareholder in the Company.

For the three and nine months ended September 30, 2012 and 2011, the Company incurred interest expense to related parties (See Note 9).

NOTE 14.  INCOME TAXES

For the three and nine months ended September 30, 2012, the quarterly effective tax rate of 0% and 3% varies from the U.S. federal statutory rate primarily due to state income taxes, net losses, certain non-deductible expenses and an increase in the valuation allowance associated with the net operating loss carryforwards. Our deferred tax assets related to net operating loss carryforwards remain fully reserved due to uncertainty of utilization of those assets.  For the nine months ended September 30, 2012, the $30,400 income tax provision is for statutory state tax.

Deferred tax assets and liabilities are computed by applying the effective U.S. federal and state income tax rate to the gross amounts of temporary differences and other tax attributes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At September 30, 2012, the Company believed it was more likely than not that future tax benefits from net operating loss carry-forwards and other deferred tax assets would not be realizable through generation of future taxable income and are fully reserved.

The Company has net operating loss (“NOL”) carry-forwards of approximately $7,300,000 available for federal income tax purposes, which expire from 2012 to 2032.  Because of the changes in ownership that occurred on June 30, 2004 and September 30, 2009, prior to GVC merging with HCI, and based on the Section 382 Limitation calculation, the Company will be allowed approximately $6,500 per year of GVC Venture Corp.’s federal NOLs generated prior to June 30, 2004 until they would otherwise expire.

NOTE 15.  COMMITMENTS AND CONTINGENCIES

The Company leases its office facilities and various office equipment under non-cancelable operating leases which provide for minimum monthly rental payments.  Pursuant to an office lease amendment dated September 2, 2011, the Company amended its office facilities agreement to reduce its leased office facilities and make monthly cash payments of $43,552.  In amending the agreement, the Company and lessor also agreed to a reduction fee of $257,012, originally due by February 1, 2012, and subsequently agreed to be paid in equal installments over the remaining lease term.  The first payment was payable on August 1, 2012.  The lease expires on August 28, 2014. This balance is included in deferred rent.

Future minimum rental obligations, including the reduction fee, under leases as of September 30, 2012 are as follows:

Years Ending December 31:
2012	$223,824
2013	679,966
2014	431,692
2015 and thereafter	1,218
Total minimum lease commitments	$1,336,700

For the three and nine months ended September 30, 2012 and 2011, the Company incurred facilities rent expense totaling $102,884, $305,832, $331,138 and $657,830, respectively.

In the ordinary course of conducting its business, the Company may be subject to loss contingencies including possible disputes or lawsuits.  The Company notes the following;

The Company and certain of its affiliates, officers and directors have been named as defendants in an action filed on December 12, 2011, in the 191st District Court of Dallas County, Texas.  The Plaintiffs allege that the Company has misappropriated funds in connection with offerings of securities during 2010 and 2011.  The complaint further alleges that Defendants engaged in fraudulent inducement, negligent misrepresentation, fraud, breach of fiduciary duty, negligence, breach of contract, unjust enrichment, conversion, violation of the Texas Securities Act, and civil conspiracy.  The Plaintiff’s amended their Petition on April 24, 2012 and dropped the conversion and civil conspiracy claims.  The action seeks an injunction and a demand for accounting along with damages in the amount of $4,898,157.  The Company has taken the position that the Plaintiffs’ claims have no merit, and accordingly is defending the matter vigorously.  Defendants have filed a general denial of the claims as well as a Motion to Designate Responsible Third Parties whom Defendants believe are responsible for any damages Plaintiffs may have incurred.  Defendants have also filed a Motion for Sanctions against the Plaintiffs and their counsel arguing, among other things, that (i) the Plaintiffs’ claims are “judicially estopped” from moving forward by virtue of the fact that the same Plaintiffs previously filed suit against separate entities and parties with diametrically opposed and contradicting views and facts; (ii) Plaintiffs have asserted claims against Defendants without any basis in law or fact; and (iii) Plaintiffs have made accusations against Defendants that Plaintiffs know to be false.  Additionally, Defendants have filed a no evidence Motion for Summary Judgment which was scheduled to be heard in October of 2012.  The Plaintiff’s requested and were granted a six month continuance on the hearing of that motion.  The Plaintiff’s have also filed a Motion to Stay the case pending the outcome of the Company’s lawsuit with the insurance companies which the Company has opposed.  To date, the court has not ruled on the Motion to Stay.

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

NOTE 16. STOCK OPTIONS

The Company granted stock options to certain employees under the HGI 2007 Stock Plan, as amended (the “Plan”).   The Company was authorized to issue 2,950,000 shares subject to options, or stock purchase rights under the Plan.  These options (i) vest over a period no greater than two years, (ii) are contingently exercisable upon the occurrence of a specified event as defined by the option agreements, and (iii) expire three months following termination of employment or five years from the date of grant depending on whether or not the options were granted as incentive options or non-qualified options.  At September 30, 2009, pursuant to the terms of the merger, all options granted prior to the merger were assumed by the Company and any options available for issuance under the Plan but unissued, have been forfeited and consequently the Company has no additional shares subject to options or stock purchase rights available for issuance under the Plan.  As of September 30, 2012, 438,300 option shares have been exercised.  Total stock options outstanding through September 30, 2012 total 1,452,350.  The weighted average remaining contractual life of the outstanding options at September 30, 2012 is approximately 1.32 years.

A summary of stock option activity in the Plan is as follows:

			Weighted
		Exercise	Average
	Number of	Price	Exercise
	Options	Per Option	Price
Outstanding at December 31, 2010	2,194,070	$0.01 – 1.59	$0.47
Granted	-	-	-
Exercised	(64,800)	0.01	0.01
Canceled	(666,920)	0.01 – 1.59	0.31
Outstanding at December 31, 2011	1,462,350	$0.01 – 1.59	$0.81
Granted	-	-	-
Exercised	10,000	0.01	0.01
Canceled	-	-	-
Outstanding at September 30, 2012	1,452,350	$0.01 – 1.59	$0.82

All stock options granted under the Plan and as of September 30, 2012 became exercisable upon the occurrence of the merger that occurred on September 30, 2009.  As such, equity-based compensation for the options is recognized in earnings from issuance date of the options over the vesting period of the options effective September 30, 2009.  Total compensation cost to be expensed over the vesting period of stock options was $2,103,948, all of which has been expensed as of September 30, 2011.

On July 19, 2010, the board of directors approved the Company’s 2010 Incentive Stock Plan (“2010 Stock Plan”).  The 2010 Stock Plan allows for the reservation of 7,000,000 shares of the Company’s common stock for issuance under the plan.  The 2010 Stock Plan became effective July 19, 2010 and terminates July 18, 2020.  During the three months ended September 30, 2012, 20,000 shares were granted under the 2010 Stock Plan with an exercise price of $0.34 per option.  These are the only shares that have been issued under the 2010 Stock Plan.  The shares granted vested immediately and can become exercisable for so long as the Company remains a reporting company under the Securities Exchange Act of 1934.  As of September 30, 2012, none of the shares issued under the 2010 Stock Plan have been exercised.

NOTE 17. SHAREHOLDERS’ (DEFICIT) EQUITY

Common Stock

On December 31, 2011 the Company’s Board of Directors declared a stock dividend of Halo Companies Inc. common stock to all holders of HGI Series A Preferred, Series B Preferred, and Series C Preferred (all defined below) for all accrued dividends from June 30, 2010 up through December 31, 2011.  This resulted in the board declaring 780,031 shares of common stock valued at $171,602.  The common stock was valued using the Black-Scholes model, which resulted in the fair value of the common stock at $0.22 per share.   The declaration of these shares resulted in an increase in the accumulated deficit of $171,602.  The 780,031 shares were issued by the Company during the nine months ended September 30, 2012.

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

As mentioned above, the Agreement provides for “clawback” provisions, pursuant to which all of the shares of Halo Common Stock issued to the member of EAM are subject to forfeiture in the event certain financial metrics are not timely achieved.  The financial metrics call for significant cash generation by EHF within the first 12 months, and within the first 24 months following the closing date.  We refer you to Section 2(b)(i) and (ii) of the Agreement, for the specifics of the clawback provisions.  As of September 30, 2012, no cash has been generated by EHF.  The time to meet the 12 month financial metric has lapsed and the metric has not been met.  Indeed, given the passage of time and lack of progress on the essential business model, it is clear to the Company that the 24 month financial metric set forth in the Agreement also will not be met.  Based upon the events that have transpired, and the lack of progress toward the financial metrics, the Company demanded that the recipients of the shares of Halo Common Stock give effect to both clawback provisions and immediately forfeit back all of the Halo shares issued to such recipients – an aggregate of 21,200,000 shares.  Additionally, the Company has instructed the Company’s transfer agent to cancel all of the shares of Company Common Stock issued pursuant to the Agreement.  To date, the Company’s transfer agent has refused to cancel the shares without either (i) presentation of the physical certificates to the transfer agent, or (ii) a court order requiring the transfer agent to cancel.  At the time of issuing these consolidated financial statements, the Company has been unsuccessful in its attempts to procure the physical certificates for presentment to the transfer agent, and the Company has yet to secure a court order requiring the transfer agent to cancel the certificates.  Accordingly, the 21,200,000 shares issued are still outstanding at September 30, 2012.

The Company’s total common shares outstanding totaled 66,364,083 at September 30, 2012.

Preferred Stock

In connection with the merger, the Company authorized 1,000,000 shares of Series Z Convertible Preferred Stock with a par value of $0.01 per share (the “Series Z Convertible Preferred”).  The number of shares of Series Z Preferred Stock may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series Z Preferred Shares to less than the number of shares then issued and outstanding.  In the event any Series Z Preferred Shares shall be converted, (i) the Series Z Preferred Shares so converted shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series Z Preferred Shares set forth in this section shall be automatically reduced by the number of Series Z Preferred Shares so converted and the number of shares of the Corporation’s undesignated Preferred Stock shall be deemed increased by such number.  The Series Z Convertible Preferred is convertible into common shares at the rate of 45 shares of common per one share of Series Z Convertible Preferred.  The Series Z Convertible Preferred has liquidation and other rights in preference to all other equity instruments.  Simultaneously upon conversion of the remaining Series A Preferred, Series B Preferred, and Series C Preferred and exercise of any outstanding stock options issued under the HGI 2007 Stock Plan into Series Z Convertible Preferred, they will automatically, without any action on the part of the holders, be converted into common shares of the Company.  Since the merger, in connection with the exercise of stock options into common stock and converted Series A Preferred, Series B Preferred and Series C Preferred as noted above, 82,508 shares of Series Z Convertible Preferred were automatically authorized and converted into shares of the Company’s common stock leaving 917,492 shares of authorized undesignated Preferred Stock in the Company in accordance with the Series Z Convertible Preferred certificate of designation.  As of September 30, 2012, there were 82,508 shares of Series Z Preferred authorized with zero shares issued and outstanding.

The Company authorized 175,000 shares of Series X Convertible Preferred Stock with a par value of $0.01 per share (the “Series X Preferred”).  The number of shares of Series X Preferred may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series X Preferred to less than the number of shares then issued and outstanding.  In the event any Series X Preferred Shares shall be redeemed, (i) the Series X Preferred so redeemed shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series X Preferred Shares set forth in this section shall be automatically reduced by the number of Series X Preferred Shares so redeemed and the number of shares of the Corporation's undesignated Preferred Stock shall be deemed increased by such number.  The Series X Preferred Shares rank senior to the Company’s common stock to the extent of $10.00 per Series X Preferred Shares and on a parity with the Company’s common stock as to amounts in excess thereof.  The holders of Series X Preferred shall not have voting rights.  Holders of the Series X Preferred shall be entitled to receive, when and as declared by the board of directors, dividends at an annual rate of 9% payable in cash when declared by the board.  Holders of Series X Preferred have a liquidation preference per share equal to $10.00.  The liquidation preference was $1,436,770 as of September 30, 2012.  During the nine months ended September 30, 2012, 8,500 Series X Preferred shares have been redeemed through a Halo selective discretionary redemption.  As such, as of September 30, 2012, there were 143,677 shares authorized with 143,677 shares issued and outstanding.  Of the 143,677 shares issued and outstanding, 53,677 shares were related to the 2010 conversion from notes payable due to related parties.  The remaining 90,000 shares were issued for cash consideration.

In April 2012, the Company authorized 100,000 shares of Series E Convertible Preferred Stock (the “Series E Preferred”) with a par value of $0.001 per share, at ten dollars ($10.00) per share with a conversion rate of fifty (50) shares of the Company’s common stock for one share of Series E Preferred.  The number of shares of Series E Preferred may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series E Preferred to less than the number of shares then issued and outstanding.  In the event any Series E Preferred Shares shall be converted, (i) the Series E Preferred so converted shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series E Preferred Shares set forth shall be automatically reduced by the number of Series E Preferred Shares so converted and the number of shares of the Corporation's undesignated Preferred Stock shall be deemed increased by such number.  The Series E Preferred Shares rank senior to the Company’s common stock to the extent of $10.00 per Series E Preferred Shares and on a parity with the Company’s common stock as to amounts in excess thereof.  The holders of Series E Preferred shall not have voting rights.  Holders of the Series E Preferred shall be entitled to receive, when and as declared by the board of directors, dividends at an annual rate of 9% payable in cash or common stock when declared by the board.  Holders of Series E Preferred have a liquidation preference per share equal to $10.00.  The liquidation preference was $700,000 as of September 30, 2012.  Each share of Series E Preferred, if not previously converted by the holder, will automatically be converted into common stock at the then applicable conversion rate after thirty six months from the date of purchase.  As of September 30, 2012, there were 70,000 shares issued and outstanding with total cash consideration of $700,000, convertible into 3,500,000 shares of the Company’s common stock.

    The HGI Series A Convertible Preferred Stock (the “Series A Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series A Preferred would be entitled to upon conversion, as defined in the Series A Preferred certificate of designation.  The liquidation preference was $591,374, of which $31,876 is an accrued dividend for the nine months ended September 30, 2012 (as noted above stock dividend declared on December 31, 2011).  Holders of the Series A Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company.  The Series A Preferred is convertible into the Company’s common stock at a conversion price of $1.25 per share.  The Series A Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company.  The Series A Preferred is redeemable at the option of the Company at $1.80 per share prior to conversion.  As of September 30, 2012, there have been 127,001 shares of Series A Preferred converted or redeemed.  The Series A Preferred does not have voting rights.   The Series A Preferred ranks senior to the following capital stock of the Company: (a) Series B Preferred, and (b) Series C Preferred.

The HGI Series B Convertible Preferred Stock (the “Series B Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series B Preferred would be entitled to upon conversion.  The liquidation preference was $487,986, of which $28,074 is an accrued dividend for the nine months ended September 30, 2012 (as noted above stock dividend declared on December 31, 2011).  Holders of the Series B Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company.  The Series B Preferred is convertible into the Company’s common stock at a conversion price of $1.74 per share.  The Series B Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company.  The Series B Preferred is redeemable at the option of the Company at $2.30 per share prior to conversion.  As of September 30, 2012, there have been 270,044 shares of Series B Preferred converted or redeemed.  The Series B Preferred does not have voting rights.  Series B Preferred ranks senior to the following capital stock of the Company: the Series C Preferred.

The HGI Series C Convertible Preferred Stock (the “Series C Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series C Preferred would be entitled to upon conversion.  The liquidation preference was $328,715, of which $18,715 is an accrued dividend for the nine months ended September 30, 2012 (as noted above stock dividend declared on December 31, 2011).  Holders of the Series C Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company.  The Series C Preferred is convertible into the Company’s common stock at an initial conversion price of $2.27 per share.  The Series C Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company.  The Series C Preferred is redeemable at the option of the Company at $2.75 per share prior to conversion.  As of September 30, 2012,  there have been 28,000 shares of Series C Preferred converted or redeemed.   The Series C Preferred does not have voting rights.   Series C Preferred ranks senior to the following capital stock of the Company: None.

The Company had issued and outstanding at September 30, 2012, 372,999 shares of Series A Preferred, 229,956 shares of Series B Preferred, and 124,000 shares of Series C Preferred, all with a par value of $0.001.

NOTE 18.  SUBSEQUENT EVENTS

In November 2012, the Company entered into a stock/unit purchase agreement for the sale of the HDS, HFS, and HCS subsidiaries.  The purchase agreement was for $350,000, which includes a $25,000 down payment at closing and promissory note financing for the remainder of the purchase price.  The note receivable does not accrue interest.  Any purchaser default on the promissory note not properly cured would immediately declare the note due and payable. The purchaser has a prepayment option that allows for the buyer to pay a cumulative total of $250,000 by April 20, 2013 as full satisfaction of the $350,000.

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

Currently, HAM is under contract to manage and service approximately 6,700 assets in various stages of their life-cycle including REO, non-performing loans, re-performing note modifications, and performing owner financed contract-for-deeds.  As the Company currently has the management, infrastructure, and physical work area capacity to scale and support additional assets under contract, it is actively seeking new clients as well as helping existing clients increase their respective asset pool.  The Company believes that the country is in a long term deleveraging cycle whereby home financing will continue to be difficult to obtain.  For this same reason, we believe that investors will continue to be able to purchase Assets in bulk from large institutional sellers at deep discounts and Halo’s goal is to establish itself, with the help of its unique technology platform and key servicing and vendor relationships, as the premier asset manager/servicer in the distressed non-performing loan and REO industry.

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

Results of Operations for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011

Revenues

For the three months ended September 30, 2012, revenue decreased $525,386 and 36% to $927,623 from $1,453,009 for the three months ended September 30, 2011.  This decrease is attributable to the decrease in revenue of $307,455 in Halo Group Realty and $53,858 in Halo Debt Solutions and Halo Financial Services.  Halo Group Realty was sold by the Company in January 2012 as discussed fully in Note 1 to the consolidated financial statements and Halo Debt Solutions and Halo Financial Services are winding down their existing customer service as discussed in Note 2 to the consolidated financial statements.  The decrease is also attributable to a $280,220 decrease in revenue in Halo Asset Management.   As discussed in Note 2 of the consolidated financial statements, HAM revenues include boarding and initial asset management fees, success fees, and its monthly servicing fee.  During the three months ended September 30, 2012, there was a reduction in new assets boarded and thus a reduction in the initial asset management fee.  The reduction was offset by an increase in success fees and monthly service fees for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  Further offsetting the above revenue decreases are revenue increases of $155,712 and 100% in HPA for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  The Company continues to focus on its HAM and HPA subsidiaries as its primary revenue producers, both in the short term, and in its long term growth plans.  Management believes that operational capital is better spent on opportunities in HAM and HPA and has seen an immediate impact on revenue since shifting increased marketing and operational capital to those subsidiaries.

For the nine months ended September 30, 2012, revenue increased $487,093 and 16% to $3,604,741 from $3,117,648 for the nine months ended September 30, 2011.  HAM revenues increased $1,232,675 and 134% to $2,165,069 for the nine months ended September 30, 2012 compared to $932,394 for the nine months ended September 30, 2011.  HPA revenues increased $514,036 and 112% to $972,858 for the nine months ended September 30, 2012 from $458,822 for the nine months ended September 30, 2011.  The revenue growth of HAM and HPA is offset by the HGR operations being sold in January 2012 as well as HDS/HFS revenue decreasing $509,797 to $105,399 for the nine months ended September 30, 2012 from $615,196 for the nine months ended September 30, 2011, due to several factors including management’s decision in late 2010 to implement a smaller marketing and customer lead budget, a reduced sales team and the overall affect of the amended Federal Trade Commission’s (“FTC”) Telemarketing Sales Rule (“TSR”) applicable to debt settlement fees and the debt settlement industry in general.  The Company is not actively growing the HDS/HFS subsidiaries and has continued to operate its business for its current book of business.

Operating Expenses

Sales and marketing expenses include advertising, marketing and customer lead purchases, and direct sales costs incurred including appraisals, credit reports, and contract service commissions.  The majority of contract service commissions include those commissions directly associated with the Company’s sales in both HAM and HPA.  Sales and marketing expenses decreased $182,176 and 33% to $364,961 for the three months ended September 30, 2012 from $547,137 for the three months ended September 30, 2011.  This decrease is primarily due to the HGR subsidiary being sold in January 2012, and as such there were no commission costs incurred (nor revenue generated) by HGR for the three months ended September 30, 2012, compared to HGR being fully operational for the three months ended September 30, 2011.  The decrease is offset by an increase in variable contract service costs sales costs incurred in HPA for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, consistent with the above noted increases in revenues in HPA over the same time period.  For the nine months ended September 30, 2012, sales and marketing expense increased $16,630 and 1% to $1,222,907 from $1,206,277 for the nine months ended September 30, 2011.  This slight increase is primarily attributable to the following factors; (1) overall increase in HAM commissions paid to external (non-salaried) sales force for success fees earned, consistent with above noted increases in revenues in HAM, (2) overall increase in HPA contract service costs directly associated with an increase in sales and Asset units under management, consistent with above noted increases in revenue in HPA, (3) offset by a reduction in HDS lead purchase expense, consistent with the above noted decrease in HDS revenues and (4) reduction of commission costs incurred by HGR for the reason noted above.

General and administrative expenses decreased $282,346 and 46% to $329,295 for the three months ended September 30, 2012 from $611,641 for the three months ended September 30, 2011.  This decrease is primarily a result of the $257,012 reduction fee for the reduction in rent space effective September 2011.  The reduction in lease space is discussed in further detail in Note 15 to the consolidated financial statements.  The remaining variance consists of many multiple immaterial decreases of approximately $25,000.  General and administrative expenses decreased $957,907 and 47% to $1,062,261 for the nine months ended September 30, 2012 from $2,020,168 for the nine months ended September 30, 2011.  The decrease is attributable to the reason noted above as well as the following; a decrease in allowance for doubtful accounts which is charged to bad debt expense and reduction of consulting costs.  The decrease is offset by additional legal expense incurred in defending the litigation matters discussed in Note 15 to the consolidated financial statements.

Salary, wages and benefits decreased $146,230 and 19% to $620,524 for the three months ended September 30, 2012 from $766,754 for the three months ended September 30, 2011.  Approximately $27,878 or 19% of this decrease is stock option compensation expense for any options that had vested during the three months ended September 30, 2011 compared to zero options vesting for the three months ended September 30, 2012.  As noted in the significant accounting policies contained in Note 2 to the consolidated financial statements, the fair value of stock options at the date of grant is determined via the Black-Scholes model and, since the options were exercisable upon the occurrence of the merger occurring on September 30, 2009, the fair value of such options was recognized into earnings over the vesting period of the options beginning September 30, 2009.  Stock compensation related to the 2007 stock plan is fully vested as of September 30, 2011.  Stock compensation is a non-cash expense item.  The remaining $118,352 or 81% decrease is a reduction in overall employee headcount primarily from reduction in force efforts during 2011 at both the parent company and within HFS and HDS, consistent with senior leadership’s decision to implement decreased marketing, salaries, and variable overhead and operational costs to HFS and HDS in order to increase efforts to grow revenue in various other Halo ventures discussed above.  Payroll also decreased in early 2012 with the sale of HGR as noted above.  These decreases are offset by the increase in payroll in HAM as the company continues implementing its business plan.  Looking forward to the remainder of 2012, the Company anticipates increasing its headcount in the HAM subsidiary in-line with the growth of asset units managed under HAM.  As salaries, wages and benefits are the most significant cost to the Company, management actively monitors this cost to ensure it is in line with our business plan.  Salary, wages and benefits decreased $589,001 and 24% to $1,906,005 for the nine months ended September 30, 2012 from $2,495,006 for the nine months ended September 30, 2011.  This decrease is attributable to the reasons noted above.

The Company experienced an overall improvement in its net loss of $107,444 and 19% to net loss of $452,106 for the three months ended September 30, 2012 from a net loss of $559,550 for the three months ended September 30, 2011.   The Company experienced an overall improvement in its net loss of $2,056,289 and 69% to net loss of $907,576 for the nine months ended September 30, 2012 from a net loss of $2,963,865 for the nine months ended September 30, 2011, primarily attributable to the reasons noted above.

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

Liquidity and Capital Resources

As of September 30, 2012, the Company had cash and cash equivalents of $33,454.  The decrease of $623,681 in cash and cash equivalents from December 31, 2011 was due to cash used in operating activities of $1,161,257, offset by net cash provided by investing activities of $31,618 and net cash provided by financing activities of $505,958.

Net cash used in operating activities was $1,161,257 for the nine months ended September 30, 2012, compared to $502,213 net cash used in operating activities for the nine months ended September 30, 2011.  The net cash used in operating activities for the nine months ended September 30, 2012 was due to net loss of $907,576, adjusted primarily by the following: (1) a decrease in deferred revenue of $692,147; (2) a decrease in deferred rent of $57,473; (3) a gain on the sale of HGR software platform of $50,000; (4) and an increase in deposits and other assets of $35,000; (4) offsetting the above adjustment to cash include a decrease in trade accounts receivable of $351,851, $88,850 increase in accrued and other liabilities and non cash expense depreciation of $64,279.  The remaining immaterial variance is related to changes in operating assets and liabilities, a change in the noncontrolling interest balance, a non cash loss on the change in fair value of derivative, a loss on sale of Halo Group Realty, bad debt expense, and stock based payment for consulting services rendered.

Deferred revenue decreased $692,147 primarily related to the revenue recognition of asset management fees in its HAM subsidiary.  Deferred revenue is discussed further in significant accounting policies above. The decrease in deferred rent of $57,473 is due to the Company paying more in monthly contractual rental cash payments than straight line rent expense.  The gain on the sale of HGR software platform of $50,000 is discussed in Note 1 to the consolidated financial statements.  The increase in deposits and other assets of $35,000 is discussed in Note 2 to the consolidated financial statements.  The increase in accrued and other liabilities is primarily related to the increase in accrued interest at September 30, 2012, compared to December 31, 2011, specifically related to the secured asset promissory note discussed in Note 12 of the consolidated financials.  The increase in accrued and other liabilities is offset by a decrease in salaries and wages payable due to both the reduction of Company personnel as discussed in operating expenses above as well as the timing of the payroll pay date for the period ending September 30, 2012 compared to December 31, 2011.

The decrease in trade accounts receivable of $351,851 is primarily related to the $318,772 decrease in HDS accounts receivable.  Continuing into fiscal year 2012, the Company expects the account receivable balance in HDS to continue decreasing as the business plan discussed in Plan of Operations above is executed.  As such, the HDS accounts receivable balance will wind down by the completion of the program via contractual payments of customers less cancellations and chargeoffs.

Net cash provided by investing activities was $31,618 for the nine months ended September 30, 2012, compared to net cash provided by investing activities of $169,782 for the nine months ended September 30, 2011.   Investing activities for the nine months ended September 30, 2012 consisted primarily of the $30,000 in proceeds received from the sale of Halo Group Realty on January 31, 2012, $10,000 in proceeds received in the sale of HGR software and final proceeds of $9,823 received from the mortgage joint venture, offset by $18,205 in purchases of software and computer equipment.

Net cash provided by financing activities was $505,958 for the nine months ended September 30, 2012, compared to net cash provided by financing activities of $323,736 for the nine months ended September 30, 2011.  Financing activities for the nine months ended September 30, 2012 consisted primarily of the proceeds of $700,000 received from issuance of preferred stock, $150,000 in proceeds received from notes payable to related parties, and $25,000 in proceeds from subordinated debt, offset by $85,000 discretionary redemption of preferred stock, $130,657 payment of principal on notes payable, $97,485 payment of principal on notes payable to related parties, and $56,000 in principal payments on subordinated debt.

As shown below, at September 30, 2012, our contractual cash obligations totaled approximately $3,585,321, all of which consisted of operating lease obligations and debt principal and accrued interest repayment.

	Payments due by December 31,
Contractual Obligations	2012	2013-2014	2015-2016	2017 & Thereafter	Total
Debt Obligations	$1,449,835	$600,118	$198,668	$0	$2,248,621

Operating Lease Obligations	$223,824	$1,111,658	$1,218	$0	$1,336,700

Total Contractual Cash Obligations	$1,673,659	$1,711,776	$199,886	$0	$3,585,321

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need additional financing to fund additional material capital expenditures and to fully implement its business plan, including asset management and mortgage servicing of distressed asset sectors.  There are no assurances that additional financing will be available on favorable terms, or at all.  If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures as a way to supplement the cash flows generated by operations.  The Company has a backlog of fees under contract in addition to the Company’s accounts receivable balance.  The failure to adequately fund its capital requirements could have a material adverse effect on our business, financial condition and results of operations.  Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders, and incurring additional indebtedness could involve the imposition of covenants that restrict our operations.  Management, in the normal course of business, is trying to raise additional capital through sales of common stock as well as seeking financing from third parties, via both debt and equity, to balance the Company’s cash requirements and to finance specific capital projects.

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

Part II - Other Information

Item 1. Legal Proceedings

The Company and certain of its affiliates, officers and directors have been named as defendants in an action filed on December 12, 2011, in the 191st District Court of Dallas County, Texas.  The Plaintiffs allege that the Company has misappropriated funds in connection with offerings of securities during 2010 and 2011.  The complaint further alleges that Defendants engaged in fraudulent inducement, negligent misrepresentation, fraud, breach of fiduciary duty, negligence, breach of contract, unjust enrichment, conversion, violation of the Texas Securities Act, and civil conspiracy.  The Plaintiff’s amended their Petition on April 24, 2012 and dropped the conversion and civil conspiracy claims.  The action seeks an injunction and a demand for accounting along with damages in the amount of $4,898,157.  The Company has taken the position that the Plaintiffs’ claims have no merit, and accordingly is defending the matter vigorously.  Defendants have filed a general denial of the claims as well as a Motion to Designate Responsible Third Parties whom Defendants believe are responsible for any damages Plaintiffs may have incurred.  Defendants have also filed a Motion for Sanctions against the Plaintiffs and their counsel arguing, among other things, that (i) the Plaintiffs’ claims are “judicially estopped” from moving forward by virtue of the fact that the same Plaintiffs previously filed suit against separate entities and parties with diametrically opposed and contradicting views and facts; (ii) Plaintiffs have asserted claims against Defendants without any basis in law or fact; and (iii) Plaintiffs have made accusations against Defendants that Plaintiffs know to be false.  Additionally, Defendants have filed a no evidence Motion for Summary Judgment which was scheduled to be heard in October of 2012.  The Plaintiff’s requested and were granted a six month continuance on the hearing of that motion.  The Plaintiff’s have also filed a Motion to Stay the case pending the outcome of the Company’s lawsuit with the insurance companies which the Company has opposed.  To date, the court has not ruled on the Motion to Stay.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

During December 2010, the Company authorized a debt offering to be secured by real estate assets purchased in connection with Equitas Housing Fund, LLC, (“Equitas Offering”).  The Equitas Offering, which is now closed, generated $1,200,000 in proceeds.  Of the $1,200,000 in proceeds received in December 2010, $300,000 was used to acquire non-performing, residential mortgage notes and the balance was used for mortgage note workout expenses and operational expenses of Halo Asset Management.  The Secured Asset Promissory Notes consist of a 25% coupon with a maturity date of December 31, 2012.  Accrued interest is to be paid quarterly at the end of each fiscal quarter beginning March 31, 2011 through maturity date and continuing until the promissory note has been paid in full.  The rights of the holders of the Secured Asset Promissory Notes include a security interest in the collateral of the above mentioned securities of real estate properties.  As of September 30, 2012, the Secured Asset Promissory Note balance was $1,200,000.  For the three and nine months ended September 30, 2012 and 2011, the Company incurred $93,000, $243,000, $75,000 and $225,000, respectively, in interest expense on the note.  As of September 30, 2012, the accrued interest balance was $168,000.  The unpaid interest has triggered a default interest rate of 28%, effective April 1, 2012.  As of December 31, 2011, the Secured Asset Promissory Note balance was $1,200,000, with an accrued interest balance of $0.

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

Date: November 14, 2012	By:	/s/ Brandon Cade Thompson
Brandon Cade Thompson
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Robbie Hicks
Robbie Hicks
Chief Accounting Officer
(Principal Financial Officer)