Form 10-K
period 2012-12-31
Halo Companies, Inc.
filed 2013-04-01
CIK 814286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-K
_______________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

HALO COMPANIES, INC.
 (Exact name of registrant as specified in its charter)

Delaware	000-15862	13-3018466
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

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
Yes  ☐ No ☒

As of June 30, 2012, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the issuer was approximately $2,229,130 based on the last sales price of the issuer’s Common Stock, as reported by OTCMarkets.  This amount excludes the market value of all shares as to which any executive officer, director or person known to the registrant to be the beneficial owner of at least 5% of the registrant’s Common Stock may be deemed to have sole or shared voting power.

The number of shares outstanding of the registrant’s Common Stock as of April 1, 2013 was 66,364,083.

DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents incorporated herein by reference and the part of this Report into which each such document is incorporated:

None

HALO COMPANIES, INC.
FORM 10-K
TABLE OF CONTENTS

Forward-Looking Statements

Part I

Item 1.	Business.	-4-
Item 1A.	Risk Factors.	-6-
Item 1B.	Unresolved Staff Comments.	-9-
Item 2.	Properties.	-9-
Item 3.	Legal Proceedings.	-9-
Item 4.	Mine Safety Disclosures.	-10-

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	-10-
Item 6.	Selected Financial Data.	-11-
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	-11-
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	-17-
Item 8.	Financial Statements and Supplementary Data.	-18-
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	-18-
Item 9A.	Controls and Procedures.	-18-
Item 9B.	Other Information.	-19-

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.	-19-
Item 11.	Executive Compensation.	-22-
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	-24-
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	-27-
Item 14.	Principal Accounting Fees and Services.	-29-

Part IV

Item 15.	Exhibits, Financial Statement Schedules.	-29-

SIGNATURES

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report that are not statements of historical fact constitute “forward-looking statements.”  Words such as “may,” “seek,” “expect,” “anticipate,” “estimate,” “project,” “budget,” “goal,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “strategy,” “believes,” “predicts,” “potential,” “continue,” and similar expressions are intended to identify such forward-looking statements but are not the exclusive means of identifying such statements.  Although the Company believes that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the Company’s future plans, operations, business strategies, operating results and financial position, are inherently subject to risks, uncertainties, and other factors, many of which are not under the Company’s control.  Those risks, uncertainties, and other factors could cause the actual results to differ materially from those in the forward-looking statements.  Those risks, uncertainties, and factors (including the risks contained in the section of this report titled “Risk Factors”) that could cause the Company’s actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements and its goals and strategies to not be achieved.  You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Report.  The Company expressly disclaims any obligation to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or expectations. The Company can give no assurances that such forward-looking statements will prove to be correct.

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

 The following outline briefly describes Halo’s various subsidiaries and the services they offer.  The Company provides segment reporting in accordance with generally accepted accounting principles in Note 4 to the consolidated financial statements.  Halo sold four of its subsidiaries during 2012 as discussed in the recent developments section below.  The subsidiaries sold are not included in this section.

Halo Asset Management, LLC   Halo Asset Management (“HAM”) was formed as the operating company for a “fee for service” default and disposition asset management business model supporting our clients’ investment into funds of real estate owned (REO) properties or non-performing loans.  The client’s primary investment focus is to acquire properties in metropolitan areas with an emphasis on acquiring below replacement cost, undervalued or distressed properties through REO.  The Company has allocated many of its resources to the development and launch of HAM which management notes is the core business of the Company today and moving forward.  HAM will have access to the full gamut of operational efficiencies and stream line processes offered by the other Halo entities in order to properly service and provide necessary value added opportunities to the clients’ home owners and occupants in the homes that are purchased.  HAM created a unique business plan that takes advantage of two of the largest anomalies that exist in today’s residential real estate market: (1) the collapse of available capital for lending to a large percentage of the consumer market, and (2) the over-correction of home prices particularly in low-to moderate-income markets.

UHalo Portfolio Advisors, LLCU   Halo Portfolio Advisors (“HPA”) works with asset managers, investors and servicers to provide ongoing default management, asset/liability management, asset preservation management, portfolio acquisition and liquidation support.  Secondarily, HPA offers its customers custom tailored workout programs that will improve the performance of the assets or notes through a myriad of creative analytic and retention strategies.  HPA utilizes Halo’s proprietary, in-house technology to provide a proprietary, customized analysis of a Client’s position.  HPA then custom tailors a solution for the Client which provides the Client analytics on which assets or notes to monetize first and what options are best utilized to monetize each individual asset or note.

UHalo Select Insurance Services, LLCU   Halo Select Insurance Services (“HSIS”) is a member in Halo Choice Insurance Services, LLC (HCIS), and owns a 49% interest.  Halo Select Insurance Services serves as a health and life insurance brokerage marketing multiple carriers’ products primarily in limited benefit health, major medical, short term medical, and life insurance.  HSIS is currently licensed in multiple states.  Halo Choice Insurance Services represents the lines of multiple insurance companies, including State Auto, Safeco, Travelers, CNA, Progressive, and Hartford.

Recent Developments

Looking back to the year ended December 31, 2012, management believed that operational and financial capital was best spent on our opportunities in HAM and HPA, and therefore, executed on its HAM and HPA business plan (further detailed in Item 7 below) while ensuring the remaining Halo entities were focused primarily on cash flow preservation and high efficiency (with less headcount).  As a result, the Company saw a material improvement in the bottom line for the year ended December 31, 2012 compared to the year ended December 31, 2011.  Further, the Company sold several of its smaller operating verticals as noted below.

In January 2012, based on management’s assessment of the Halo Group Realty, LLC (“HGR”) operating segment performance along with the Company’s continued focus and financial capitalization efforts on growing the asset management and portfolio advisor subsidiaries, the Company committed to a plan to sell the subsidiary entity.  On January 31, 2012, the Company sold HGR for $30,000.  On August 31, 2012, in a separate transaction, the Company sold the primary technology platform, including the source code, of HGR for $50,000.

In November 2012, the Company entered into a stock/unit purchase agreement for the sale of the Company’s subsidiaries Halo Debt Solutions, Inc. (“HDS”), Halo Financial Services, LLC (“HFS”), and Halo Credit Solutions (“HCS”).  The purchase agreement was for $350,000, which includes a $25,000 down payment at closing and promissory note financing for the remainder of the purchase price.  The purchaser has a prepayment option that allows for the buyer to pay a cumulative total of $250,000 by April 20, 2013 as full satisfaction of the $350,000.

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

Employees

As of December 31, 2012, the Company had 32 full-time employees.  None of the Company’s employees are covered by a collective bargaining agreement.  Halo believes that it maintains good relationships with its employees.

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

We will need additional financing to implement our business plan.  The Company will need additional financing to fully implement its business plan in a manner that not only continues to expand an already established direct-to-consumer approach, but also allows the Company to establish a stronger brand name in all the areas in which it operates, including mortgage servicing and distressed asset sectors.  In particular, the Company will need substantial financing to:

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

For any transactions involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

Item 3.  LEGAL PROCEEDINGS.

The Company and certain of its affiliates, officers and directors have been named as defendants in an action filed on December 12, 2011 in the 191st District Court of Dallas County, Texas.  The Plaintiffs alledge that the Company has misappropriated funds in connection with offerings of securities during 2010 and 2011.  The complaint further alleges that Defendants engaged in fraudulent inducement, negligent misrepresentation, fraud, breach of fiduciary duty, negligence, breach of contract, unjust enrichment, conversion, violation of the Texas Securities Act, and civil conspiracy.  The Plaintiff’s amended their Petition on April 24, 2012 and dropped the conversion and civil conspiracy claims.  The action seeks an injunction and a demand for accounting along with damages in the amount of $4,898,157.  The Company has taken the position that the Plaintiff’s claims have no merit, and accordingly is defending the matter vigorously.  Defendants have filed a general denial of the claims as well as a Motion to Designate Responsible Third Parties whom Defendants believe are responsible for any damages Plaintiffs may have incurred.  Defendants have also filed a Motion for Sanctions against the Plaintiffs and their counsel arguing, among other things, that (i) Plaintiffs’ claims are “judicially stopped” from moving forward by virtue of the fact that the same Plaintiffs previously filed suit against separate entities and parties with dramatically opposed and contradicting views and facts; (ii) Plaintiffs have asserted claims against Defendants without any basis in law or fact; and (iii) Plaintiffs have made accusations against Defendants that Plaintiffs know to be false.  Additionally, Defendants have filed a no evidence Motion for Summary Judgment which was scheduled to be heard in October of 2012.  The Plaintiff’s requested and were granted a six month continuance on the hearing of that motion.  The Plaintiff’s have also filed a Motion to Stay the case pending the outcome of the Company’s lawsuit with the insurance companies which the Company has opposed.  Initially the motion to stay was granted and Defendants moved for reconsideration.  The parties were alerted that the court had reversed the Stay on appeal but to date, the order reversing the Stay has not been entered.

The Company and certain of its affiliates, officers and directors named as defendants in an insurance action filed on April 27, 2012 in the United States District Court for the Northern District of Texas.  The Plaintiffs allege that it had no duty to indemnify the Company, its affiliates, officers or directors because the claims set forth in the lawsuit mentioned herein above were not covered by the insurance policy issued by Plaintiff in favor of Defendants.  The action sought declaratory judgment that the Plaintiff had no duty to indemnify the Defendants pursuant to the insurance policy that Defendants purchased from Plaintiff.  The Company took the position that Plaintiff’s claim had no merit, and defended the matter vigorously.  Additionally, Defendants filed a counterclaim against the insurer alleging breach of contract, violation of the Texas Insurance Code and violation of the duty of good faith and fair dealing.  On March 12, 2013, Plaintiff and Defendants entered into an agreement whereby Plaintiff’s and Defendant’s claims, are to be dismissed without prejudice while the underlying liability suit in the 191st District Court of Dallas County proceeds.  An Agreed Motion to Dismiss Without Prejudice was filed on March 12, 2013, and the parties are awaiting the court’s entry of the Agreed Order of Dismissal Without Prejudice.

The Company and certain of its affiliates, officers and directors have been named as defendants in an action filed on July 19, 2012 in the United States District Court for the Northern District of Texas.  The Plaintiff alleges that it has no duty to defend or indemnify the Company, its affiliates, officers or directors because the claims set forth in the lawsuit mentioned herein above are not covered by the insurance policy written by Plaintiff in favor or Defendants.  The action seeks declaratory judgment that the Plaintiff has no duty to defend or indemnify the Defendants pursuant to the insurance policy that Defendants purchased from Plaintiff.  Initially, the Company took the position that Plaintiff’s claims had no merit, and defended the matter vigorously.  Additionally, Defendants filed a counterclaim against the insurer alleging breach of contract, violation of the Texas Insurance Code and violation of the duty of good faith and fair dealing.  Plaintiff has filed a Motion for Summary Judgment seeking a judgment that it owes no duty to defend or indemnify Defendants.  After careful consideration, Defendants decided not to oppose the Motion for Summary Judgment and a response in opposition was not filed.  The parties are currently awaiting the court’s ruling.

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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information

The Company’s Common Stock is currently traded in the over-the-counter market and quoted under the symbol HALN. The following are the high and low sales prices for the Company’s Common Stock for the periods reflected below, as reported by Bloomberg LP Investor Services:

UFiscal Year Ended December 31, 2012	UHigh	ULow
First Quarter	$1.01	$.05
Second Quarter	$.99	$.20
Third Quarter	$.25	$.06
Fourth Quarter	$.50	$.05

UFiscal Year Ended December 31, 2011	UHigh	ULow
First Quarter	$.90	$.10
Second Quarter	$1.01	$.11
Third Quarter	$.98	$.12
Fourth Quarter	$.13	$.05

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2012, except as included in our Quarterly Reports on Form 10-Q or in our Current Reports on Form  8-K, we have not sold any equity securities not registered under the Securities Act.

Repurchases of Equity Securities

During the year ended December 31, 2012, 8,500 Series X Preferred shares have been redeemed through a Halo selective discretionary redemption.  These shares were redeemed as part of a non-publicly announced program.  Series X Preferred par value is $0.01 per share and holds a liquidation preference of $10.00 per share.  Total consideration of $85,000 was paid for the redemption of the 8,500 shares.   The Company did not repurchase any other equity securities during the year ended December 31, 2012.

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

Currently, HAM is under contract to manage and service approximately 5,800 assets in various stages of their life-cycle including REO, non-performing loans, re-performing note modifications, and performing owner financed contract-for-deeds.  As the Company currently has the management, infrastructure, and physical work area capacity to scale and support additional assets under contract, it is actively seeking new clients as well as helping existing clients increase their respective asset pool.  The Company believes that the country is in a long term deleveraging cycle whereby home financing will continue to be difficult to obtain.  For this same reason, we believe that investors will continue to be able to purchase assets in bulk from large institutional sellers at deep discounts and Halo’s goal is to establish itself, with the help of its unique technology platform and key servicing and vendor relationships, as the premier asset manager/servicer in the distressed non-performing loan and REO industry.

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

Significant effort and investment capital has been incurred by the Company over the past nine years in order to attract and maintain a qualified and capable staff, develop proprietary software platforms, and implement systems, procedures, and infrastructure to execute the business plan on a large-scale.  Given the short time frame this current market opportunity has existed, we have a significant competitive advantage over others who may try to execute the same business plan.

Results of Operations for the year ended December 31, 2012 compared to the year ended December 31, 2011

Revenues

For the year ended December 31, 2012, revenue was down $1,469,720 or 23% to $4,810,594 for the year ended December 31, 2012 from $6,280,314 for the year ended December 31, 2011.  The decrease is primarily related to the sale of HGR during January 2012.  Revenue in HGR decreased $1,029,827 or 90% to $116,008 for the year ended December 31, 2012 from $1,145,835 for the year ended December 31, 2011.  The remaining decrease is primarily associated with the reduction in revenue in HDS due to several factors including management’s decision in late 2010 to implement a smaller marketing and customer lead budget, a reduced sales team and the overall effect of the amended Federal Trade Commission’s (FTC) Telemarketing Sales Rule (“TSR”) applicable to debt settlement fees and the debt settlement industry in general.  HDS and HFS revenue were down $541,411 or 83% to $110,972 for the year ended December 31, 2012 from $652,383 for the year ended December 31, 2011.

The Company continues to focus on HAM and HPA subsidiaries as its primary revenue producers, both in the short term, and in its long term growth plans.  For the year ended December 31, 2012, HAM and HPA revenue totaled 89% of the Company’s total revenues compared to 65% of total revenues for the year ended December 31, 2011.  Offsetting the decrease above, HPA revenue increased $308,871 or 27% to $1,440,183 for the year ended December 31, 2012 from $1,131,312 for the year ended December 31, 2011.  This increase is a result of both having more assets under management throughout the year as well as the introduction of several additional services HPA provided during the year in its default management and asset preservation management services.  HAM revenues remained relatively flat with a decrease of $65,083 or 2% to $2,863,944 for the year ended December 31, 2012 from $2,929,027 for the year ended December 31, 2011.  Overall, looking forward to 2013 which is the second full calendar year that HAM has been operational, the Company continues to evaluate and refine its sales and marketing process to increase its earning potential.  This process has and will continue to include management evaluating its sales methodology, sale closing efficiency, personnel and incentives, lead sources, technology support, asset count, type of assets under management, and customer base.

Operating Expenses

Sales and marketing expenses include advertising, marketing and customer lead purchases, and direct sales costs incurred including appraisals, credit reports, and contract service commissions.  The majority of contract service commissions include those commissions directly associated with the Company’s sales in both HAM and HPA.  Sales and marketing expenses decreased $472,923 or 22% to $1,631,216 for the year ended December 31, 2012 from $2,104,139 for the year ended December 31, 2011.  This decrease is primarily due to the HGR subsidiary being sold in January 2012, and as such there were no commission costs incurred (nor revenue generated) by HGR for the year ended December 31, 2012, compared to HGR being fully operational for the year ended December 31, 2011.  The decrease is offset by an increase in variable contract service sales costs incurred in HPA for the year ended December 31, 2012 compared to the year ended December 31, 2011, consistent with the above noted increases in revenue in HPA and asset units under management over the same time period.

General and administrative expenses decreased $1,540,732 or 53% to $1,386,616 for the year ended December 31, 2012 from $2,927,348 for the year ended December 31, 2011.  This decrease is a result of several items including; (a) an $896,460 decrease in bad debt expense associated with the allowance for doubtful accounts.  This decrease is in line with the overall decrease in revenue and accounts receivable of HDS as well as the one-time bad debt increase required during 2011 for one client in HPA and HAM, as discussed in Note 2 to the consolidated financial statements, (b) the one-time 2011 reduction fee expense of $257,012 for the reduction in rent space effective September 2011.  The reduction in lease space is discussed in further detail in Note 15 to the consolidated financial statements, (c) reduction of consulting costs and (d) multiple immaterial decreases in various general and administrative accounts attributable to fixed cost savings measures during 2012.  The above decreases are offset by additional legal expense incurred in defending the litigation matters discussed in Note 15 to the consolidated financial statements.

Salary, wages and benefits decreased $542,833 or 18% to $2,509,320 for the year ended December 31, 2012 from $3,052,153 for the year ended December 31, 2011.  Approximately $436,000 or 80% of the decrease is a reduction in overall employee headcount primarily from reduction in force efforts during 2011 at both the parent company and within HFS and HDS, consistent with senior leadership’s decision during 2011 to implement decreased marketing, salaries, and variable overhead and operational costs to HFS and HDS in order to increase efforts to grow revenue in various other Halo ventures discussed above.  The effect of this change was seen for the entire 2012 fiscal year compared to only partial effect of the change in the 2011 implementation year.  Payroll also decreased in early 2012 with the sale of HGR and then again in November 2012 with the sale of HDS, HFS, and HCS, as noted above.  The remaining $107,000 or 20% of the overall salary, wages and benefits decrease is stock option compensation expense for any options that had vested during the year ended December 31, 2011 compared to the year ended December 31, 2012.  As noted in the significant accounting policies contained in Note 2 to the consolidated financial statements, the fair value of stock options at the date of grant is determined via the Black-Scholes model and, since the options were exercisable upon the occurrence of the merger occurring on September 30, 2009, the fair value of such options was recognized into earnings over the vesting period of the options beginning September 30, 2009.  Stock compensation related to the 2007 stock plan is fully vested as of September 30, 2011.  The $6,800 in stock compensation expense for the year ended December 31, 2012 was associated with the 2010 incentive stock plan as discussed further in Note 16 to the consolidated financial statements.

The above decreases are offset by the increase in payroll in HAM as the company continues implementing its business plan.  Looking forward to 2013, the Company anticipates increasing its headcount in the HAM subsidiary in-line with the growth of asset units managed under HAM.  As salaries, wages and benefits are the most significant cost to the Company, management actively monitors this cost to ensure it is in line with our business plan.

Interest expense decreased $54,323 or 11% to $431,487 for the year ended December 31, 2012 from $485,810 for the year ended December 31, 2011.  The decrease is primarily attributable to the scheduled paydown of the Company’s note payable and subordinated debt balances, as well as both the refinancing of old and origination of new related party note payables with more favorable interest rates.  The decrease is offset by an increase in interest expense on the secured asset promissory note (due to the default interest rate of 28%) for nine months of the year ended December 31, 2012 versus the coupon rate of 25% during the year ended December 31, 2011.  The above is discussed in further detail in Notes 9-12 to the consolidated financial statements.

The Company experienced a decrease in its overall net loss of $1,503,742 or 60% to a net loss of $999,286 for the year ended December 31, 2012 from a net loss of $2,503,028 for the year ended December 31, 2011, primarily attributable to the reasons noted above.

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

Prior to the subsidiary sale in November 2012, with respect to any enrolled debt account, HFS recognized its revenue once a client made at least one payment to a creditor pursuant to a settlement agreement, debt management plan, or other valid contractual agreement between the client and the creditor. The revenue recognized on any enrolled account bared the same proportional relationship to the total revenue that would be recognized for renegotiating, settling, reducing, or altering the terms of the debt balance on all of a particular client’s enrolled accounts as the individual debt amount bears to the entire debt amount.   Settlements were in the form of a lump sum creditor settlement payment or via contractual payment plans.  Effective October 27, 2010, there were no new sales in HDS (until the subsidiary sale in November 2012 the servicing of existing customers was active, including collecting of fees already earned and owed on all existing customers).  Any new debt settlement business to the Company after October 27, 2010 was transacted in the HFS entity.  Cash receipts from customers (including boarding and initial asset management fees from clients of HAM) in advance of revenue recognized are originally recorded as deferred revenue and recognized into revenue over the period services are provided.

HAM and HPA receivables are typically paid the month following services performed.  As of December 31, 2012, the Company’s accounts receivable are made up of the following percentages; HAM at 81%, HPA at 17%, all other at 2%.

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

Equity-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with ASC 718 “Compensation-Stock Compensation”.  Under ASC 718, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options beginning when the specified events become probable of occurrence.  For the year ended December 31, 2012, there were 20,000 shares of stock options awarded as discussed in Note 16.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date of the fair value of the equity instrument issued is the earlier of (i) the date on which the counterparty’s performance is complete, or (ii) the date on which it is probable that performance will occur.

Liquidity and Capital Resources

As of December 31, 2012, the Company had cash and cash equivalents of $184,121.  The decrease of $473,014 in cash and cash equivalents from December 31, 2011 was due to cash used in operating activities of $1,104,520, offset by cash provided by investing activities of $156,618 and cash provided by financing activities of $474,888.

Net cash used in operating activities was $1,104,520 for the year ended December 31, 2012, compared to $287,508 net cash provided by operating activities for the year ended December 31, 2011.  The net cash used in operating activities for the year ended December 31, 2012 was due to a net loss of $999,286, adjusted primarily by the following: (1) a decrease in deferred revenue of $682,815; (2) a decrease in deferred rent of $114,311; (3) a gain on the sale of HDS, HFS and HCS subsidiaries of $134,731 and gain on the sale of HGR software platform of $50,000; (4) and an increase in deposits and other assets of $35,000; (4) offsetting the above adjustments to cash include a decrease in trade accounts receivable of $410,908, an increase of $253,506 and $86,971 in accrued and other liabilities and accounts payable, respectively, and non cash expense depreciation and amortization of $71,435.  The remaining immaterial variance is related to changes in operating assets and liabilities, a change in the noncontrolling interest balance, a non cash loss on the change in fair value of derivative, a loss on sale of Halo Group Realty, bad debt expense, amortization of debt discount, and two non cash expenses for stock compensation and stock based payment for consulting services rendered.

Deferred revenue decreased $682,815 primarily related to the revenue recognition of asset management fees in its HAM subsidiary.  Deferred revenue is discussed further in significant accounting policies above. The decrease in deferred rent of $114,311 is due to the Company paying more in monthly contractual rental cash payments than straight line rent expense.  Both the $134,731 gain on sale of the HDS, HFS and HCS subsidiaries and the gain on the sale of HGR software platform of $50,000 are discussed in Note 1 to the consolidated financial statements.  The increase in deposits and other assets of $35,000 is discussed in Note 2 to the consolidated financial statements.

The increase in accrued and other liabilities is primarily related to both the increase in deferred compensation to a portion of the management team and an increase in accrued interest at December 31, 2012, compared to December 31, 2011, specifically related to the secured asset promissory note discussed in Note 12 of the consolidated financials.  The increase in accrued and other liabilities is offset by a decrease in salaries and wages payable due to both the reduction of Company personnel as discussed in operating expenses above as well as the timing of the payroll pay date for the period ending December 31, 2012 compared to December 31, 2011.  The accounts payable increase is primarily the result of the timing of payments in monthly vendor commitments and payables.  As the Company has seen declines in its top line revenues, expenses have also declined accordingly.  However, the timing of the revenue decreases, in line with the Company’s attempt to raise capital for future successful business operations discussed in Plan of Operations above, has required the Company to strategically monitor its payables and cash flow outlays.  The Company pro-actively manages the timing and aging of vendor payables throughout the year.

The decrease in trade accounts receivable of $410,908 is primarily related to two factors; (1) the decrease in HDS accounts receivable throughout the year as the Company wound down its HDS operations and (2) the decrease of accounts receivable in the sale of its HDS, HFS and HCS subsidiaries in November 2012.

Net cash provided by investing activities was $156,618 for the year ended December 31, 2012, compared to net cash provided by investing activities of $169,555 for the year ended December 31, 2011.  Investing activities for the year ended December 31, 2012 consisted primarily of receiving; (1) $85,000 and $30,000 in proceeds from the sale of both the HDS, HFS and HCS subsidiaries in November 2012 and HGR in January 2012, (2) $50,000 in proceeds received in the sale of HGR software and final proceeds of $9,823 received from the mortgage joint venture, (3) offset by $18,205 in purchases of software and computer equipment.

Net cash provided by financing activities was $474,888 for the year ended December 31, 2012, compared to net cash used in financing activities of $4,089 for the year ended December 31, 2011.  Financing activities for the year ended December 31, 2012 consisted primarily of the $700,000 received from issuance of preferred stock, $190,000 in proceeds received from notes payable to related parties, and $25,000 in proceeds from subordinated debt, offset by $85,000 discretionary redemption of preferred stock, $164,365 payment of principal on notes payable, $113,847 payment of principal on notes payable to related parties, and $77,000 in principal payments on subordinated debt.

As shown below, at December 31, 2012, our contractual cash obligations totaled approximately $3,510,715, all of which consisted of operating lease obligations and debt principal and accrued interest repayment.

	Payments due by Period
Contractual Obligations	Less than 1 Year	1-3 years	4-5 years	More than 5 years	Total
Debt Obligations	$2,100,222	$227,634	$69,983	$0	$2,397,839

Operating Lease Obligations	$679,966	$432,910	$0	$0	$1,112,876

Total Contractual Cash Obligations	$2,780,188	$660,544	$69,983	$0	$3,510,715

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework.  Based on this assessment, the Company’s management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

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

Item 9B.  OTHER INFORMATION.

None.

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

On August 31, 2012, Paul Williams resigned from his role as Chief Financial Officer of Halo Companies, Inc.  Mr. Williams has continued to serve as Vice Chairman on the Board of Directors of the Company.  On August 31, 2012, Robbie Hicks was appointed to serve as Chief Accounting Officer of the Company.  He was previously serving as Vice President and Controller of the Company.  Set forth below is certain information regarding the persons who were directors and executive officers at any time during the fiscal year 2012.

UName	UAge	UPositions with the Company
Brandon C. Thompson	33	Chairman of the Board, Chief Executive Officer and Director
Paul Williams	56	Vice Chairman of the Board, Treasurer, Assistant Secretary and Director
Tony J. Chron	58	Director
T. Craig Friesland	41	Secretary and Director
Richard G. Morris	58	Director
Reif Chron	34	President and Chief Legal Counsel
Robert A. Boyce	50	Chief Operating Officer
Robbie Hicks	33	Chief Accounting Officer and Controller

Brandon C. Thompson

Brandon C. Thompson, 33, currently serves as Chairman of the Board and Chief Executive Officer of the Company.  Mr. Thompson was a co-founder of HGI and has served as the Chairman of the Board of Directors and Chief Executive Officer of HGI since its founding in January 2007.  Commencing in March 2003, Mr. Thompson served as a Loan Officer with Morningstar Mortgage, LLC, a mortgage company, and eventually acquired the assets of that company through Halo Funding Group, LLC in February 2005, which was ultimately consolidated into HGI in January 2007. Following this acquisition, Mr. Thompson founded and has served as Chairman, President, and Chief Executive Officer of Halo Credit Solutions, LLC, Halo Debt Solutions, Inc., and Halo Group Consulting, Inc.  In January 2007, upon the founding of HGI, Mr. Thompson contributed his interest in these companies, as well as his interest in Halo Funding Group, LLC (currently named Halo Group Mortgage, LLC), to HGI.  The breadth of Mr. Thompson’s entrepreneurial and consumer services experience led the Board of Directors to believe this individual is qualified to serve as a director of the Company.  Mr. Thompson was nominated for the Ernst & Young Entrepreneur of the Year Award, has served on the advisory board of Independent Bank of Texas. Mr. Thompson graduated from Abilene Christian University with a degree in Finance.

Paul Williams

            Paul Williams, 56, currently serves as Vice Chairman of the Board, Treasurer and Assistant Secretary of the Company.  Mr. Williams was a co-founder of HGI, has served as Vice Chairman of the Board, Chief Financial Officer (thru August 2012) and Treasurer of HGI since its founding in January 2007 and as Assistant Secretary since late September 2009.  Mr. Williams has over 30 years of business experience primarily in the capital markets and mergers and acquisitions.  Since October 2007, Mr. Williams has also served as an executive officer for Bison Financial Group, Inc., a business development company, and as an executive officer for Blue Star Equities, Inc., a capital markets company, since September 2007. From November 1999 to the present, Mr. Williams has also served as the managing member of Lincoln America Investments, LLC, a real estate and equity investment company.  From January 15, 2006 to March 12, 2008, Mr. Williams served as an officer and director of NeXplore Corporation.  In June 2007, NeXplore and its executive team received an administrative order from the Arkansas Securities Department, suspending their ability to offer or sell securities in the state.    Mr. Williams has previously served three terms on the Board of the Texas Economic Development Council in Austin.  In 2007 he served as Chairman of the Board of the Frisco Chamber of Commerce and in 2009 was recognized by the Dallas Business Journal as the CFO of the Year for companies under $50MM in revenues. Mr. Williams graduated from Austin College in Sherman, Texas with a double-major in Economics and Business Administration.  He also graduated from the Institute of Organization Management, affiliated with the U.S. Chamber of Commerce.  The breadth of Mr. Williams’ entrepreneurial and financial services experience led the Board of Directors to believe this individual is qualified to serve as a director of the Company.

Tony J. Chron

Tony J. Chron, 58, currently serves as a Director of the Company and joined Halo in late September 2009 as its President.  Mr. Chron brings to the Company over 33 years of business experience in both public and private companies.  From 1997 to September 2009, Mr. Chron was a Senior Partner with Trademark Property Company, a major mixed-use and retail developer, and served in various executive capacities including, most recently, as Chief Operating Officer and Executive Vice President.  Mr. Chron also served on Trademark Property’s Executive Committee.  From 1986-1992 Mr. Chron served as Associate Corporate Counsel and Director of Real Estate and Property Management for Pier 1 Imports, Inc., a specialty retailer.  In 1992, following Pier 1 Imports’ purchase of Sunbelt Nursery Group, Inc., Mr. Chron served as General Counsel and Vice-President of Real Estate for Sunbelt, a specialty nursery retailer, and following the purchase by Frank’s Nursery & Crafts, Inc. of a 49% interest in Sunbelt, as Vice President of Store Development for Frank’s, a specialty retailer, where he remained until 1994.  From 1994 until 1997 Mr. Chron served as Vice President of Real Estate and Real Estate Legal for Michael Stores, Inc., a specialty retailer.  Mr. Chron is Mr. Thompson’s uncle and Reif Chron’s father.  Mr. Chron earned a Doctor of Jurisprudence degree from South Texas College of Law in 1983.  He also has a BS degree from Abilene Christian University.  Mr. Chron has been a licensed attorney in the State of Texas for more than twenty-six years.  The breadth of Mr. Chron’s professional and legal experience led the Board of Directors to believe this individual is qualified to serve as a director of the Company.

T. Craig Friesland

T. Craig Friesland, 41, currently serves as Secretary of the Company and served as Chief Legal Officer until October of 2010.  Mr. Friesland was a co-founder of HGI and had served as a Director and Chief Legal Officer since its inception in January 2007.  He also practices law in his own firm, Law Offices of T. Craig Friesland, founded in January 2005.  Prior to establishing his own firm, Mr. Friesland practiced law with Haynes and Boone, LLP, one of the largest law firms in Texas, from September 1998 through December 2004.  Mr. Friesland earned his law degree at Baylor University School of Law in 1998.  He also has a Master of Business Administration degree from Baylor University and a Bachelor of Business Administration degree in Finance from The University of Texas at Austin.  Mr. Friesland was admitted to the State Bar of Texas in 1998.  The breadth of Mr. Friesland’s professional legal experience led the Board of Directors to believe this individual is qualified to serve as a director of the Company.

Richard G. Morris

Richard G. Morris, 58, currently serves as a Director of the Company.  Mr. Morris was a co-founder of HGI, and has served as a Director since its inception in January 2007.  Prior to joining the Company, he served in various positions with United Parcel Service from 1976 until March 2002, most recently, from January 2001 to March 2002 as one of its three District Operations Managers.  In that role, Mr. Morris was responsible for 5,400 employees, a staff of 18 senior managers, a monthly operating budget of approximately $28 million, and revenues in excess of $35 million.  After departing UPS, in July 2002, Mr. Morris became the principal owner of Rammco Distributors, Incorporated, an equipment rental company which he still owns.  In July 2004, Mr. Morris co-founded Blue River Development, Inc., a real estate investment and development company, and is currently the sole owner and operator of this company.  In August 2008, Mr. Morris acquired Port City, Inc., a plastics manufacturing company which Mr. Morris also currently owns and operates.  The breadth of Mr. Morris’ entrepreneurial, managerial and operational experience led the Board of Directors to believe this individual is qualified to serve as a director of the Company.

Reif O. Chron

Reif O. Chron, 34, currently serves as President and General Counsel of the Company.  Mr. Chron joined Halo in March of 2009 to serve as General Counsel.  Mr. Chron studied Accounting at Texas A&M University and subsequently graduated with his Juris Doctorate from Washington University School of Law.  Prior to attending Washington University, Mr. Chron spent time at Pricewaterhouse Coopers LLP where he specialized in tax planning for high net worth clients.  Mr. Chron also worked at Trademark Property Company, where he participated in several projects, including a $160 million real estate portfolio sale to Heritage Property Investment Trust, a new 400,000 square foot shopping center in Flowood, MS and a $100 million lifestyle center located in the Woodlands, TX. Mr. Chron also compiled market research that has led to three new development projects.  After earning his law degree, he practiced as a real estate attorney at Kelly Hart & Hallman where his experience includes the negotiation, due diligence review, documentation, and closing of sophisticated real estate transactions, including the acquisition and disposition of office buildings, hotels, commercial tracts and ranch land as well as representing developers in the acquisition, leasing and management of shopping centers and mixed-use projects.

Robert A. Boyce, Jr.

Robert A. Boyce, Jr., 50, currently serves as Chief Operating Officer of the Company.  Mr. Boyce joined Halo in June of 2011 bringing over 27 years of business operating experience in public companies and the private sector.  For the five years prior to joining Halo, Mr. Boyce managed and operated commercial real estate holdings in Texas and commercial agricultural properties in Mississippi.  From 1990 to 2005, Mr. Boyce held various executive positions for United Agri Products (and its related entities), which prior to being taken public by the Apollo Group, was a wholly-owned subsidiary of ConAgra Foods.  While with UAP, Mr. Boyce held the positions of President of Verdicon, the non-crop distribution business with revenues of $300 million; Executive Vice President of United Agri Products responsible for $1.2 billion in revenue; and President and General Manager for two independent operating companies with revenue of $200 million.  Prior to joining UAP, Mr. Boyce worked for Helena Chemical Company and ICI Americas.  Throughout his career, Mr. Boyce has served on national and regional industry-related boards.  He is a graduate from the University of Mississippi, B.B.A., 1984.

Robbie Hicks

Robbie Hicks, 33, currently serves as Chief Accounting Officer and Controller of the Company.  Mr. Hicks joined Halo in April of 2009 as the Company’s Controller.  In this capacity, Mr. Hicks has been responsible for the preparation and timely filing of the Company’s annual and quarterly financials with the Securities Exchange Commission, all accounting functions including accounting policy and procedure and implementation, treasury management, and internal management reporting to the Company’s Executive Committee and Board of Directors.  Prior to joining the Company, Mr. Hicks was an audit manager with KPMG LLP, servicing its financial services clients in the Dallas metro area.  Several clients included a public national bank, a large mortgage servicing company, and several private investment companies.  Mr. Hicks is a certified public accountant in the State of Texas.  He is a 2003 graduate of Texas Tech University where he received both his B.B.A and Master of Science in Accounting.

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

Item 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The particulars of compensation paid to the following persons during the fiscal period ended December 31, 2012 and 2011 are set out in the summary compensation table below:

•	our Chief Executive Officer (Principal Executive Officer);
•	our Chief Financial Officer (Principal Financial Officer);
•
each of our three most highly compensated executive officers, other than the Principal Executive Officer and the Principal Financial Officer, who were serving as executive officers at the end of the fiscal year ended December 31, 2012 and 2011; and

•
up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended December 31, 2012 and 2011;

(collectively, the “ Named Executive Officers ”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)**	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)***	Total ($)
Brandon C. Thompson, CEO	2012 2011	$225,000 $155,809	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$225,000 $155,809
Paul Williams, CFO (Principal Financial Officer thru August 31, 2012)	2012 2011	$ 75,000 $109,629	-0- -0-	-0- -0-	-0- -0-	$3,000 -0-	$ 78,000 $109,629
Robbie Hicks, CAO (Principal Financial Officer from August 31, 2012)	2012 2011	$138,865 $121,986	-0- $15,000	-0- -0-	-0- -0-	-0- -0-	$138,865 $136,986
Reif Chron, President & General Counsel	2012 2011	$225,000 $154,426	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$225,000 $154,426

** 2012 Salary includes both gross cash payments made and deferred compensation accrued during the year ended December 31, 2012
*** Other compensation includes non-employee compensation for the sale of HDS, HFS and HCS subsidiaries.  This compensation is paid as a percentage of cash proceeds received against the note receivable as discussed in Note 2 of the consolidated financial statements.

Summary Compensation

The Company has no employment agreements with any of its Directors or executive officers.

For the fiscal year ended December 31, 2012, no outstanding stock options or other equity-based awards were re-priced or otherwise materially modified.  No stock appreciation rights have been granted to any of our Directors or executive officers and none of our Directors or executive officers exercised any stock options or stock appreciation rights.  There are no non-equity incentive plan agreements with any of our Directors or executive officers.

Outstanding Equity Awards

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Brandon C. Thompson, CEO	0	0	0	0	0	0	0	0	0
Robbie Hicks, CAO	23,000 77,000	0	0	$0.94 $1.59	3/04/2014 6/29/2014	0	0	0	0
Reif Chron, President & General Counsel	23,000 77,000	0 0	0 0	$0.94 $1.59	3/11/2014 6/29/2014	0 0	0 0	0 0	0 0

Compensation of Directors

DIRECTOR COMPENSATION
Name	Fees earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
T. Craig Friesland	$13,200	-0-	-0-	-0-	$13,200
Richard G. Morris	$13,200	-0-	-0-	-0-	$13,200
Tony Chron	$13,200	-0-	-0-	-0-	$13,200

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership, as of April 1, 2013 of the Company’s common stock, which is the Company’s only outstanding class of voting securities, and the voting power resulting from such beneficial ownership, by

•	each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock;
•	each director of the Company;
•	each executive officer of the Company; and
•	all directors and executive officers of the Company as a group.

UBeneficial Owner (1)	Amount and Nature of Beneficial UOwnership	Percent Uof Class (3)

Brandon C. Thompson (2)	20,051,110	27.8%

James Temme (2)	17,808,000 (7)	24.7%

Jimmy Mauldin (2)	8,500,000	11.8%

Paul Williams (2)	4,395,243	6.1%

T. Craig Friesland (2)	2,250,122	3.1%

Richard G. Morris (2)	4,210,006 (4)	5.8%

Tony J. Chron (2)	1,290,071 (5)	1.8%

Reif Chron (2)	1,160,005 (6)	1.6%

Directors and executive officers as a group (six persons)	33,356,557 (8)	46.2%

(1) We understand that, except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable to that owner.

(2)  The address for each such beneficial owner is 700 Central Expressway South, Suite 500, Allen, Texas 75013.

(3) Asterisk indicates that the percentage is less than one percent.

(4) Includes 3,822 shares of the Company’s Series Z preferred stock (172,009 shares of the Company’s common stock into which such Series Z preferred stock will be convertible) issuable upon exercise of HGI stock options.  Further, includes 40,000 shares of Series E convertible preferred stock (conversion rate of 50 common shares per share of Series E) for a total of 2,000,000 shares issuable upon conversion of the preferred stock.

(5) Includes 978 shares of the Company’s Series Z preferred stock (44,004 shares of the Company’s common stock into which such Series Z preferred stock is convertible) issuable upon conversion of HGI preferred stock.

(6) Includes 2,222 shares of the Company’s Series Z preferred stock (100,005 shares of the Company’s common stock into which such Series Z preferred stock is convertible) issuable upon exercise of HGI stock options.

(7) Shares issued pursuant to the transaction between Halo and Equitas Asset Management, described in Note 17 to the consolidated financial statements.

(8) Includes (a) 3,822 shares of the Company’s Series Z preferred stock (172,009 shares of the Company’s common stock into which such Series Z preferred stock will be convertible) issuable upon exercise of HGI stock options and (b) 978 shares of the Company’s Series Z preferred stock (44,004 shares of the Company’s common stock into which such Series Z preferred stock will be convertible) issuable upon conversion of HGI preferred stock and (c) 2,222 shares of the Company’s Series Z preferred stock (100,005 shares of the Company’s common stock into which such Series Z preferred stock will be convertible) issuable upon exercise of the HGI stock options.  This also includes 40,000 shares of Series E convertible preferred stock (conversion rate of 50 common shares per share of Series E) for a total of 2,000,000 shares issuable upon conversion of the preferred stock into common stock.

All of the shares of the Company owned by Messrs. Cade Thompson and Reif Chron have been pledged as security in a loan agreement.  A default under the loan agreement which is not timely remedied may result in a change of control in the Company.  The default provisions of the loan agreement include the following: (i) non-payment of loan obligations; (ii) breach of a representation or warranty; (iii) non-performance of certain covenants and obligations; (iv) default on other indebtedness; and (v) judgments exceeding $100,000.

Changes in Control

All of the shares of the Company owned by Messrs. Cade Thompson and Reif Chron have been pledged as security in a loan agreement.  A default under the loan agreement which is not timely remedied may result in a change of control in the Company.  The default provisions of the loan agreement include the following: (i) non-payment of loan obligations; (ii) breach of a representation or warranty; (iii) non-performance of certain covenants and obligations; (iv) default on other indebtedness; and (v) judgments exceeding $100,000.

Securities authorized for issuance under equity compensation plans

The following table provides information as of the end of the most recently completed fiscal year, with respect to Company compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information
	A(1)	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	1,215,150(1)	$0.97	-0-
Equity compensation plans not approved by security holders	20,000	$0.34	-6,980,000-
Total	1,235,150	$0.96	-6,980,000-

(1)	Includes 1,215,150 shares subject to stock options under the HGI 2007 Stock Plan.

Following is a brief description of the material features of each compensation plan under which equity securities of the Company are authorized for issuance, which was adopted without the approval of the Company security holders:

Prior to the merger in 2009, HGI granted stock options to certain employees and contractors under the HGI 2007 Stock Plan.  Pursuant to the terms of the Merger and the terms of the HGI 2007 Stock Plan, the Company’s common stock will be issued upon the exercise of the HGI stock options.  At December 31, 2009, pursuant to the terms of the merger agreement, all options available for issuance under the HGI 2007 Stock Plan have been forfeited and consequently the Company has no additional shares subject to options or stock purchase rights available for issuance under the HGI 2007 Stock Plan.  Currently outstanding options under the HGI 2007 Stock Plan vest over a period no greater than two years, are contingently exercisable upon the occurrence of specified events as defined by the option agreements, and expire upon termination of employment or five years from the date of grant.  This plan is discussed in further detail in Note 16 to the consolidated financials.

On July 19, 2010, the board of directors approved the Company’s 2010 Incentive Stock Plan (2010 Stock Plan).  The 2010 Stock Plan allows for the reservation of 7,000,000 shares of the Company’s common stock for issuance under the plan.  The 2010 Stock Plan became effective July 19, 2010 and terminates July 18, 2020.  As of December 31, 2012, 20,000 shares were granted under the 2010 Stock Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons, Promoters and Certain Control Persons

Since the beginning of the fiscal year January 1, 2012 and except as disclosed below, none of the following persons has had any direct or indirect material interest in any transaction to which the Company  was or is a party, or in any proposed transaction to which the Company proposes to be a party:

•	any director or officer of the Company;

•	any proposed director of officer of the Company;

•	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the Company’s common stock; or

•	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

In 2012, the Company was indebted to Reif Chron, President and Chief Legal Officer, for $28,000 in working capital advances he made to the Company.  The advances do not accrue interest.

In 2012, the Company was indebted to Cade Thompson, CEO, for $12,000 in working capital advances he made to the Company.  Subsequent to December 31, 2012, Mr. Thompson advanced an additional $20,000 for total outstanding advances of $32,000.  The advances do not accrue interest.

In 2012, the Company was indebted to Richard Morris, Director of the Company, for working capital advances he made to the Company.  During 2012, total advances to the Company and paydowns to Mr. Morris totaled $150,000 and $50,000, respectively.  As of December 31, 2012, the advance balance was $100,000.  Subsequent to December 31, 2012, Mr. Morris advanced an additional $100,000 for total outstanding advances of $200,000.  The advances do not accrue interest.

In 2012, Richard Morris, Director of the Company, purchased 40,000 shares of Series E convertible preferred stock for $400,000 in cash consideration.   The Series E stock has a conversion rate of 50 common shares per share of Series E convertible preferred stock for a total of 2,000,000 common shares issuable upon conversion of the preferred stock.

During 2011, the Company entered into one unsecured promissory note with Tony Chron, Director of the Company, in the amount of $250,000.  The note accrued interest of $52,426.  During 2011, the note and accrued interest were consolidated into one note balance of $302,426, with future payments to be made per the note amortization schedule.  As of December 31, 2012 the remaining total principal on this consolidated note balance was $206,292.  The balance accrues interest at an annual rate of 6%.  Total interest paid to Mr. Chron during 2012 totaled $22,135.

During 2010, Martin Williamson invested $1,200,000 in the $20,000,000 Equitas Housing Fund 25% Secured Promissory Note Offering.  $1,200,000 of principal balance is still outstanding.  The offering provided for a 25% rate of interest and a 24 month term, due December 2012.  Mr. Williamson is Reif Chron’s stepfather.  All accrued interest has been paid thru March 31, 2012.  From March 31, 2012 thru December 31, 2012, accrued interest of $252,000 is owed.  This balance is calculated at a 28% default interest rate.

During the year ended December 31, 2012, the Company selectively redeemed on a discretionary basis, 8,500 Series X Preferred shares from Jimmy Mauldin, beneficial owner.  The shares had a par value of $0.01, liquidation value of $10.00 per share, for total cash consideration of $85,000.

Prior to and during 2012, the Company had a related party note with an entity owned by the father of Jimmy Mauldin, a beneficial owner, totaling $370,639.  The note currently bears interest of 6% and has a maturity date of September 15, 2016.  As of December 31, 2012, the note balance was $291,969.  Total interest paid in 2012 on this note totaled $36,296.

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

Since the effective date of the merger in 2009, the Company has not changed the structure of its Board of Directors and currently, Mr. Brandon C. Thompson serves as both Chairman of the Board and Chief Executive Officer.  As noted above, Mr. Richard G. Morris is the sole independent director and, as a recent addition to the Board of Directors, Mr. Morris has not taken on any supplemental role in his capacity as director.  It is anticipated that additional independent directors will be added to the Board, however, the Company’s Board of Directors has not set a timetable for such action.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following information summarizes the fees billed to us by Whitley Penn LLP and Montgomery Coscia Greilich L.L.P. for professional services rendered for the fiscal year ended December 31, 2012 and 2011, respectively.

UAudit FeesU.   Fees billed or remainder to be billed for audit services by Whitley Penn LLP were $74,000 for fiscal year 2012 and fees billed by Montgomery Coscia Greilich L.L.P. were $84,837 for fiscal year 2011. Audit fees include fees associated with the annual audit and the reviews of the Company’s quarterly reports on Form 10-Q, and other SEC filings.

UAudit-Related FeesU.   The Company did not pay any audit-related service fees to Whitley Penn LLP or Montgomery Coscia Greilich L.L.P., other than the fees described above, for services rendered during fiscal year 2012 or 2011.

UTax FeesU.   Fees billed for tax compliance by Whitley Penn LLP were $9,000 for fiscal year 2012 and $7,544 by Montgomery Coscia Greilich L.L.P. for fiscal year 2011.

UAll Other Fees.  Other Fees billed by Whitley Penn LLP or Montgomery Coscia Greilich L.L.P. were $0 in fiscal year 2012 and 2011.

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

3.3	Amended By-Laws of Halo Companies, Inc., as amended through December 11, 2009 (filed as Exhibit 3.3 to Form 8-K filed with the Commission on December 15, 2009, and incorporated herein by reference).

16.1	Changes in Registrant’s Certifying Accountant (filed as Exhibit 16 to Form 8-KA filed with the Commission on May 10, 2012, and incorporated herein by reference).

21.1	List of subsidiaries

31.1	Sarbanes-Oxley Section 302(a) Certification of Brandon C. Thompson

31.2	Sarbanes-Oxley Section 302(a) Certification of Robbie Hicks

32.1	Sarbanes-Oxley Section 906 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2013	By:	/s/ Brandon Cade Thompson
Brandon Cade Thompson
Chief Executive Officer
(Principal Executive Officer)

Date: April 1, 2013	By:	/s/ Robbie Hicks
Robbie Hicks
Chief Accounting Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SignatureU	CCapacity	Date

/s/ Brandon Cade Thompson	Chairman, CEO, Director
Brandon Cade Thompson	(principal executive officer)	April 1, 2013

/s/ Robbie Hicks	Chief Accounting Officer
Robbie Hicks	(principal financial officer)	April 1, 2013

/s/ Paul Williams
Paul Williams	Vice Chairman, Director	April 1, 2013

U/s/ Tony ChronU
Tony Chron	Director	April 1, 2013

U/s/ T. Craig Friesland
T. Craig Friesland	Director	April 1, 2013

U/s/ Richard Morris
Richard Morris	Director	April 1, 2013

HALO COMPANIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

The following consolidated financial statements of the Company are contained in this Report on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Halo Companies, Inc.

We have audited the accompanying consolidated balance sheet of Halo Companies, Inc. (the “Company”), as of December 31, 2012, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2012.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Halo Companies, Inc., as of December 31, 2012, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5 to the consolidated financial statements, the Company has had recurring losses from operations, and has an accumulated deficit.  Management’s plans in regard to these matters are also described in Note 5.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ WHITLEY PENN LLP

Dallas, Texas
April 1, 2013

Montgomery Coscia Greilich LLP
Certified Public Accountants
2500 Dallas Parkway, Suite 300
Plano, Texas 75093
972.748.0300 p
972.748.0700 f

Thomas A. Montgomery, CPA Matthew R. Coscia, CPA Paul E. Greilich, CPA Jeanette A. Musacchio James M. Lyngholm Christopher C. Johnson, CPA J. Brian Simpson, CPA	Rene E. Balli, CPA Erica D. Rogers, CPA Dustin W. Shaffer, CPA Gary W. Boyd, CPA Michal L. Gayler, CPA Gregory S. Norkiewicz, CPA Karen R. Soefje, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Halo Companies, Inc.

We have audited the accompanying consolidated balance sheet of Halo Companies, Inc. as of December 31, 2011, and the related consolidated statement of operations, changes in shareholders’ equity and cash flows for the year then ended. Halo Companies, Inc. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Halo Companies, Inc. as of December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Montgomery Coscia Greilich LLP

Montgomery Coscia Greilich LLP
Plano, Texas
March 31, 2012

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2012	December 31, 2011

CURRENT ASSETS
Cash and cash equivalents	$184,121	$657,135
Trade accounts receivable, net of allowance for doubtful accounts of $375,665 and $446,722, respectively	183,151	718,925
Note receivable	165,000	-
Total current assets	532,272	1,376,060

PROPERTY, EQUIPMENT AND SOFTWARE, net	146,697	199,094
INVESTMENTS IN UNCONSOLIDATED ENTITIES	-	9,823
DEPOSITS AND OTHER ASSETS	45,000	48,333

TOTAL ASSETS	$723,969	$1,633,310

LIABILITIES AND (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$700,348	$588,377
Accrued and other liabilities (including $55,927 and $55,030 to related parties, respectively)	601,742	332,713
Deferred revenue	11,300	693,560
Current portion of secured asset promissory note	1,200,000	1,200,000
Current portion of subordinated debt	226,713	66,556
Current portion of notes payable to related parties	396,129	63,847
Current portion of notes payable	8,509	164,418
Current portion of deferred rent	186,227	319,874
Total current liabilities	3,330,968	3,429,345

NOTES PAYABLE, LESS CURRENT PORTION	-	8,456
NOTES PAYABLE TO RELATED PARTIES, LESS CURRENT PORTION	242,132	498,261
SUBORDINATED DEBT, LESS CURRENT PORTION	20,833	215,546
ACCRUED INTEREST ON RELATED PARTY NOTES, LESS CURRENT PORTION	34,652	50,068
DERIVATIVE LIABILITY	29,351	24,970
DEFERRED RENT, LESS CURRENT PORTION	120,117	100,781
Total liabilities	3,778,053	4,327,427

(DEFICIT) EQUITY
Series Z Convertible Preferred Stock, par value $0.01 per share; 82,508 shares
authorized; 0 shares issued and outstanding at December 31, 2012 and December 31, 2011	-	-
Preferred Stock, par value $0.001 per share; 917,492 shares
authorized; 0 shares issued and outstanding at December 31, 2012 and December 31, 2011	-	-
Series X Convertible Preferred Stock, par value $0.01 per share; 143,677 shares authorized;
143,677 and 152,177 shares issued and outstanding at December 31, 2012 and December 31, 2011,
respectively, liquidation preference of $1,436,770	1,437	1,522
Series E Convertible Preferred Stock, par value $0.001 per share; 100,000 shares authorized;
70,000 and 0 shares issued and outstanding at December 31, 2012 and December 31, 2011,
respectively, liquidation preference of $700,000	70	-
Halo Group, Inc. Preferred Stock, par value $0.001 per share; 2,000,000 shares authorized
Series A Convertible Preferred Stock;
372,999 shares issued and outstanding at December 31, 2012 and December 31, 2011
liquidation preference of $605,451	373	373
Series B Convertible Preferred Stock;
229,956 shares issued and outstanding at December 31, 2012 and December 31, 2011
liquidation preference of $497,789	230	230
Series C Convertible Preferred Stock;
124,000 shares issued and outstanding at December 31, 2012 and December 31, 2011
liquidation preference of $335,492	124	124
Common Stock, par value $0.001 per share; 375,000,000 shares authorized;
66,364,083 and 65,494,506 shares issued and outstanding
at December 31, 2012 and December 31, 2011, respectively	66,364	65,495
Additional paid-in capital	7,638,764	7,000,218
Accumulated deficit	(10,678,986)	(9,679,700)
Total (deficit) equity	(2,971,624)	(2,611,738)
NONCONTROLLING INTEREST	(82,460)	(82,379)
Total shareholders' (deficit) equity	(3,054,084)	(2,694,117)
TOTAL LIABILITIES AND (DEFICIT) EQUITY	$723,969	$1,633,310

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2012	2011

REVENUE (including $20,783 and $986,162 from related parties, respectively)	$4,810,594	$6,280,314

OPERATING EXPENSES
Sales and marketing expenses	1,631,216	2,104,139
General and administrative expenses (including $0 and $74,750 to related parties, respectively)	1,386,616	2,927,348
Salaries, wages, and benefits (including $6,800 and $113,400 of stock-based compensation)	2,509,320	3,052,153
Total operating expenses	5,527,152	8,083,640

OPERATING INCOME (LOSS)	(716,558)	(1,803,326)

OTHER INCOME (EXPENSE)
Loss from unconsolidated entities	-	(14,677)
(Loss) gain on change in fair value of derivative	(4,381)	73,590
Gain on sale of equipment	-	19,270
Gain on sale of software	50,000	-
Gain on sale of HDS, HFS and HCS subsidiaries	134,731	-
Loss on sale of HGR subsidiary	(7,500)	-
Loss on investment in portfolio assets	-	(279,241)
Interest expense (including $36,633 and $86,892 to related parties, respectively)	(431,487)	(485,810)
Net income (loss) from operations, before income tax provision	(975,195)	(2,490,194)

INCOME TAX PROVISION	24,172	12,895

NET INCOME (LOSS)	(999,367)	(2,503,089)

Loss attributable to the noncontrolling interest	81	61

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(999,286)	$(2,503,028)

Earning per share:
Basic & Diluted	$(0.015)	$(0.038)

Weighted Average Shares Outstanding
Basic & Diluted	65,929,295	65,462,106

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN (DEFICIT) EQUITY
For the Years Ended December 31, 2012 and 2011

	Halo Companies, Inc. Common Stock		Halo Companies, Inc. Series X Convertible Preferred Stock		Halo Companies, Inc. Series E Convertible Preferred Stock		Halo Group, Inc. Series A Convertible Preferred Stock		Halo Group, Inc. Series B Convertible Preferred Stock		Halo Group, Inc. Series C Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2010	65,429,706	$65,430	138,777	$1,388	-	$-	372,999	$373	229,956	$230	124,000	$124	6,580,767	$(7,005,070)	$(82,318)	$(439,076)

Stock-based compensation expense	-	-	-	-			-	-	-	-	-	-	113,400	-	-	113,400

Exercise of Stock Options	64,800	65	-	-	-	-	-	-	-	-	-	-	583	-	-	648

Issuance of Series X Convertible Preferred Stock for cash	-	-	19,800	198	-	-	-	-	-	-	-	-	197,802	-	-	198,000

Discretionary redemption of Series X Convertible Preferred Stock	-	-	(6,400)	(64)	-	-	-	-	-	-	-	-	(63,936)	-	-	(64,000)

Common Shares Distributable	-	-	-	-	-	-	-	-	-	-	-	-	171,602	(171,602)		-

Net loss attributable to common shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,503,028)	-	(2,503,028)

Allocation of loss to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(61)	(61)

Balance at December 31, 2011	65,494,506	$65,495	152,177	$1,522	-	$-	372,999	$373	229,956	$230	124,000	$124	$7,000,218	$(9,679,700)	$(82,379)	$(2,694,117)

Stock-based compensation expense	-	-	-	-			-	-	-	-	-	-	6,800	-	-	6,800

Exercise of Stock Options	10,000	10	-	-	-	-	-	-	-	-	-	-	90	-	-	100

Issuance of Common Stock	79,546	79	-	-	-	-	-	-	-	-	-	-	17,421	-	-	17,500

Discretionary redemption of Series X Convertible Preferred Stock (FN 17)	-	-	(8,500)	(85)	-	-	-	-	-	-	-	-	(84,915)	-	-	(85,000)

Issuance of Common Stock Shares as payment of stock dividends (FN 17)	780,031	780	-	-	-	-	-	-	-	-	-	-	(780)	-	-	-

Issuance of Series E Convertible Preferred Stock for cash	-	-	-	-	70,000	70	-	-	-	-	-	-	699,930	-	-	700,000

Net loss attributable to common shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	(999,286)	-	(999,286)

Allocation of loss to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(81)	(81)

Balance at December 31, 2012	66,364,083	$66,364	143,677	$1,437	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$7,638,764	$(10,678,986)	$(82,460)	$(3,054,084)

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended Ended
	December 31, 2012	December 31, 2011
CASH FLOWS FROM OPERATIONS

Net income (loss)	$(999,286)	$(2,503,028)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Depreciation and amortization	71,435	105,331
Amortization of debt discount	17,444	17,444
Bad debt expense	35,259	931,719
Loss on investment in portfolio assets	-	279,241
Loss (gain) on change in fair value of derivative	4,381	(73,590)
Gain on sale of software and equipment	(50,000)	(19,270)
Loss from investments in unconsolidated entities	-	14,677
Distributions of earnings from unconsolidated entities	-	14,147
Stock based compensation	6,800	113,400
Stock based payment for services	17,500	-
Gain on sale of HDS, HFS and HCS subsidiaries	(134,731)	-
Loss on sale of HGR subsidiary	7,500	-
Noncontrolling interest	(81)	(61)
Changes in operating assets and liabilities:
Accounts receivable	410,908	114,711
Deposits and other assets	(35,000)	31,564
Accounts payable	86,971	442,521
Accrued and other liabilities	253,506	9,504
Deferred rent	(114,311)	127,320
Deferred revenue	(682,815)	681,878
Net cash (used in) provided by operating activities	(1,104,520)	287,508

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received from joint venture	9,823	-
Proceeds received on portfolio assets	-	20,759
Proceeds received from sale of HDS, HFS and HCS subsidiaries	85,000	-
Proceeds received from sale of HGR subsidiary	30,000	-
Purchases of property and equipment	(18,205)	(754)
Proceeds received on sale of software and equipment	50,000	59,550
Deposits	-	90,000
Net cash provided by investing activities	156,618	169,555

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from issuance of preferred stock	700,000	198,000
Discretionary redemption of preferred stock	(85,000)	(64,000)
Issuance of common stock for the exercise of stock options	100	648
Net payments on lines of credit	-	(1)
Principal payments on notes payable	(164,365)	(150,734)
Proceeds from notes payable to related parties	190,000	513,000
Principal payments on notes payable to related parties	(113,847)	(417,002)
Proceeds from subordinated debt	25,000	-
Principal payments on subordinated debt	(77,000)	(84,000)
Net cash provided by (used in) financing activities	474,888	(4,089)

Net decrease in cash and cash equivalents	(473,014)	452,974

CASH AND CASH EQUIVALENTS, beginning of period	657,135	204,161

CASH AND CASH EQUIVALENTS, ending of period	$184,121	$657,135

SUPPLEMENTAL INFORMATION
Cash paid for taxes - Texas Margin Tax	$24,172	$12,895
Cash paid for interest	$173,507	$423,195
NONCASH SUPPLEMENTAL INFORMATION
Common Shares distributable as stock dividend	$-	$171,602

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc.
Notes To Consolidated Financial Statements
December 31, 2012

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

Halo has multiple wholly-owned subsidiaries including Halo Group Inc. (“HGI”), Halo Asset Management, LLC (“HAM”), Halo Portfolio Advisors, LLC (“HPA”), Halo Select Insurance Services, LLC (“HSIS”),  Halo Group Mortgage, LLC (“HGM”), Halo Benefits, Inc. (“HBI”), and Equitas Housing Fund, LLC (“EHF”).  HGI is the management and shared services operating company.  HAM provides asset management and mortgage servicing services to investor and asset owners including all aspects of buying and managing distressed REO and non-performing loans.  HPA exists to market all of the Company’s operations into turnkey solutions for strategic business to business opportunities with HAM’s investors and asset owners, major debt servicers, lenders, and mortgage backed securities holders.  The remaining subsidiaries provide insurance brokerage,  mortgage services, and association benefit services to customers throughout the United States.  EHF is the Company’s investment in non-performing loans as discussed below in Note 7.

In January 2012, based on management’s assessment of the Halo Group Realty, LLC (“HGR”) operating segment performance along with the Company’s continued focus and financial capitalization efforts on growing the asset management and portfolio advisor subsidiaries, the Company committed to a plan to sell the subsidiary entity.  On January 31, 2012, the Company sold HGR for $30,000.  Included in the sale was some of the HGR’s intellectual property, which excluded the primary technology platform.  The business sale includes the purchaser retaining the HGR name and legal entity.  The Company recorded a loss on the sale of HGR of $7,500.  On August 31, 2012, the Company sold the primary technology platform, including the source code, of HGR for $50,000.  This sale included a cash payment of $10,000 and a $40,000 promissory note to the Company, payable on August 31, 2013.  In December 2012, the Company received $40,000 payment in full on the promissory note.

In November 2012, the Company entered into a stock/unit purchase agreement for the sale of the Company’s subsidiaries Halo Debt Solutions, Inc. (“HDS”), Halo Financial Services, LLC (“HFS”), and Halo Credit Solutions (“HCS”).  The purchase agreement was for $350,000, which includes a $25,000 down payment at closing and promissory note financing for the remainder of the purchase price.  The note receivable does not accrue interest.  Any purchaser default on the promissory note not properly cured would immediately declare the note due and payable. The purchaser has a prepayment option that allows for the buyer to pay a cumulative total of $250,000 by April 20, 2013 as full satisfaction of the $350,000.  The Company recorded a gain on the sale of HDS, HFS and HCS of $134,731.  The gain calculation was based on the $250,000 prepayment option as the Company expects the purchaser to pay in full by April 20, 2013.  If the purchaser does not pay in full on April 20, 2013, the Company would recognize the additional consideration, less any broker fees, as additional net gain on the sale of the subsidiaries.  As of December 31, 2012, the buyer has paid (including the down payment) the Company $85,000.  The promissory note receivable is included in current assets on the consolidated balance sheet for the period ended December 31, 2012.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements as of December 31, 2012 and 2011 include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information.  Certain balances have been reclassified in prior period to be consistent with current year presentation.

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

Prior to the subsidiary sale in November 2012, with respect to any enrolled debt account, HFS recognized its revenue once a client made at least one payment to a creditor pursuant to a settlement agreement, debt management plan, or other valid contractual agreement between the client and the creditor. The revenue recognized on any enrolled account bared the same proportional relationship to the total revenue that would be recognized for renegotiating, settling, reducing, or altering the terms of the debt balance on all of a particular client’s enrolled accounts as the individual debt amount bears to the entire debt amount.   Settlements were in the form of a lump sum creditor settlement payment or via contractual payment plans.  Effective October 27, 2010, there were no new sales in HDS (until the subsidiary sale in November 2012 the servicing of existing customers was active, including collecting of fees already earned and owed on all existing customers).  Any new debt settlement business to the Company after October 27, 2010 was transacted in the HFS entity.  Cash receipts from customers (including boarding and initial asset management fees from clients of HAM) in advance of revenue recognized are originally recorded as deferred revenue and recognized into revenue over the period services are provided.

HAM and HPA receivables are typically paid the month following services performed.  As of December 31, 2012, the Company’s accounts receivable are made up of the following percentages; HAM at 81%, HPA at 17%, all other at 2%.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: past transaction history with the customer, current economic and industry trends, and changes in customer payment terms.  The Company provides for estimated uncollectible amounts through an increase to the allowance for doubtful accounts and a charge to earnings based on actual historical trends and individual account analysis.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts.  The below table summarizes the Company’s allowance for doubtful accounts as of December 31, 2012 and December 31, 2011, respectively;

	Balance at Beginning of Period	Increase in the Provision	Account Receivable Write-offs	Balance at End of Period
Year ended December 31, 2012
Allowance for doubtful accounts	$446,722	$35,259	$106,316	$375,665
Year ended December 31, 2011
Allowance for doubtful accounts	$331,085	$931,719	$816,082	$446,722

As of December 31, 2012, the Company’s allowance for doubtful accounts is made up of the following percentages; HAM at 96% and HPA at 4%.  The HAM and HPA allowance is related to one client for whom the Company has fully reserved all outstanding accounts receivables as of December 31, 2012.

U
Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing (i) net income (loss) available to common shareholders (numerator), by (ii) the weighted average number of common shares outstanding during the period (denominator).  Diluted net income (loss) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period.  At December 31, 2012 and 2011, there were 5,563,777 and 2,310,977 shares, respectively, underlying potentially dilutive convertible preferred stock and stock options outstanding.  These shares were not included in dilutive weighted average shares outstanding for the periods ended December 31, 2012 and 2011 because their effect is anti-dilutive due to the Company’s reported net loss.

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
U

Principles of Consolidation

The consolidated financial statements of the Company for the year ended December 31, 2012 include the financial results of HCI, HGI, HGM, HBI, HSIS, HCIS (defined below), HPA, HAM, and EHF.  The financial results of HGR are included for the one month period ended January 31, 2012.  The financial results of HDS, HFS, and HCS are included for period beginning January 1, 2012 thru November 9, 2012.  All significant intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements of the Company for the year ended December 31, 2011, include the financial results of HCI, HGI, HCS, HDS, HGM, HGR, HBI, HLMS, HSIS, HCIS (defined below), HFS, HPA, HAM, and EHF.  All significant intercompany transactions and balances have been eliminated in consolidation.

UCash and Cash Equivalents

The Company considers all liquid investments with a maturity of 90 days or less to be cash equivalents.

Note Receivable

In November 2012, the Company entered into a stock/unit purchase agreement for the sale of the Company’s subsidiaries HDS, HFS, and HCS for consideration of $250,000 (sale discussed in further detail above).  As of December 31, 2012, the buyer has paid (including the down payment) the Company $85,000.  The remaining $165,000 note receivable is included in current assets on the consolidated balance sheet for the period ended December 31, 2012.  The note receivable does not bear interest.

On August 31, 2012, the Company sold the primary technology platform, including the source code, of HGR for $50,000.  This sale included a cash payment of $10,000 and a $40,000 promissory note to the Company bearing interest of .25%, payable on August 31, 2013.  In December 2012, the Company received $40,000 payment in full on the promissory note.
U

Deposits and Other Assets

 At December 31, 2011, deposits and other assets included $10,000 in funds held as a deposit by a merchant bank to cover potential losses by the bank from customer cancellations.  The remaining balance as of December 31, 2011, includes $50,000 related to the fiscal year 2010 purchase of certain intellectual property (IP) (offset by $11,667 in accumulated amortization of the IP).  The IP purchase consisted primarily of multiple web domains for which Halo held the right, title, and interest.  The IP was to be amortized into earnings over a 60 month term effective November 2010 through October 2015.  The IP was sold in the HGR sale, discussed above, on January 31, 2012.  The $10,000 in funds kept by a merchant bank was reclassified to cash and cash equivalents.  During the year ended December 31, 2012, the Company established a $45,000 deposit held with the Company’s office lessor.  As such, Deposits and Other Assets balance was $45,000 at December 31, 2012.

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

Investment in Portfolio Assets Valuation and Income Recognition

The Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures”, at inception, which among other matters, requires enhanced disclosures about investments that are measured and reported at fair value.  ASC 820 establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price versatility used in measuring investments at fair value.  Market price versatility is affected by a number of factors, including the type of investment and the characteristics specific to the investment.  Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price versatility and a lesser degree of judgment used in measuring fair value.

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

The Company has adopted FASB ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, which addresses accounting for differences between contractual cash flows and cash flows expected to be collected from the Company’s initial investment in the loans if those differences are attributable to credit quality.  ASC 310-30 requires that acquired impaired loans be recorded at fair value which at acquisition is purchase price plus any fees.  The Company determines the excess of the loan’s or pool’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (non accretable difference).  The remaining amount, representing the excess of the loan’s cash flows expected to be collected over the amount paid, is accreted into interest income over the remaining life of the loan or pool (accretable yield).  Over the life of the loan or pool, we evaluate at the balance sheet date whether the present value of such loans determined using the effective interest rates has decreased and if so, recognize a loss.  For increases in cash flows expected to be collected, we adjust the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life.  If the Company cannot reasonably estimate the timing and amount of future cash flows from acquired loans, the Company applies the cost recovery method as described in AICPA Practice Bulletin No. 6 whereby cash payments received are applied to the investment in mortgages up to the cost of the investment.  Accordingly, the cost recovery method has been applied.  Payments received in excess of the investment are recognized as revenue as received.  The Company’s investment in portfolio assets has been classified as a Level III investment according to ASC 820.

Gains (Losses) on Investments

Gains (losses) on investments are reported as realized upon disposition of investments and are calculated based upon the difference between the proceeds and the cost basis determined.  Costs of investments that in management’s judgment have become permanently impaired, in whole or in part, are written off and reported as realized losses.  All other changes in the valuation of portfolio investments are included as changes in the unrealized appreciation or depreciation of investments in the consolidated statements of operations.  For the year ended December 31, 2012 and 2011, there was $0 and $279,241 loss on investment in portfolio assets.

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

Internally Developed Software

Internally developed legacy application software consisting of database, customer relations management, process management and internal reporting modules are used in each of the Company’s subsidiaries.  The Company accounts for computer software used in the business in accordance with ASC 350 “Intangibles-Goodwill and Other”.  ASC 350 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. Costs incurred during the preliminary project stage and the post-implementation stages are expensed as incurred. Certain qualifying costs incurred during the application development stage are capitalized as property, equipment and software. These costs generally consist of internal labor during configuration, coding, and testing activities. Capitalization begins when (i) the preliminary project stage is complete, (ii) management with the relevant authority authorizes and commits to the funding of the software project, and (iii) it is probable both that the project will be completed and that the software will be used to perform the function intended. Management has determined that a significant portion of costs incurred for internally developed software came from the preliminary project and post-implementation stages; as such, no costs for internally developed software were capitalized. U

Long-Lived Assets

Long-lived assets are reviewed on an annual basis or whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by that asset. If it is determined that the carrying amount of an asset may not be recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Fair value is the estimated value at which the asset could be bought or sold in a transaction between willing parties.  There were no impairment charges for the year ended December 31, 2012 and 2011.

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

As of December 31, 2012, in line with the fact the Company received no additional cash flows into the Company related to the Assignment and Contribution Agreement (discussed in detail in Note 17 below), the Company has not recorded in its consolidated balance sheets an intangible asset of any value and therefore there has been no amortization or impairment of the identifiable intangible asset.  As it relates to the intangible asset, the trade secrets purchased on the contract date will in no case be forfeited by the Company regardless of the shares conveyance as discussed in Note 17.

Equity-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with ASC 718 “Compensation-Stock Compensation”.  Under ASC 718, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options beginning when the specified events become probable of occurrence.  For the year ended December 31, 2012, there were 20,000 shares of stock options awarded as discussed in Note 16.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date of the fair value of the equity instrument issued is the earlier of (i) the date on which the counterparty’s performance is complete, or (ii) the date on which it is probable that performance will occur.

U
Income Taxes

The Company accounts for income taxes in accordance with ASC 740 “Income Taxes”.  ASC 740 requires the use of the asset and liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets.

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

The Company accounts for its position in tax uncertainties under ASC 740-10. ASC 740-10 establishes standards for accounting for uncertainty in income taxes. ASC 740-10 provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. ASC 740-10 applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) No additional liabilities have been recognized as a result of the implementation. The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the years ended December 31, 2012 or 2011.

The Company incurred no penalties or interest for taxes for the years ended December 31, 2012 or 2011.  At December 31, 2012, the Company is subject to a three year statute of limitations by major tax jurisdictions for the fiscal years ended December 31, 2009, 2010, and 2011.  The Company files income tax returns in the U.S. federal jurisdiction.

Deferred Rent

Deferred rent of the Company is comprised of two balances.  First, the Company’s operating leases for its office facilities contain free rent periods during the lease term.  For these types of leases the Company recognizes rent expense on a straight line basis over the minimum lease term and records the difference between the amounts charged to expense and the amount paid as deferred rent.  As the free rent periods have expired on the existing office facility leases the Company expects the deferred rent balance to decrease over the remaining rental period until the maturity date at which time the deferred rent balance will have been reduced to $0.  This balance is included within the consolidated balance sheets in both the current and long term portion of deferred rent.  The second portion of the deferred rent balance is comprised of a $257,012 reduction fee for a contractually agreed decrease in the Company’s office facilities as discussed fully in Note 15.  This balance is reduced evenly over the remaining lease term beginning in August 2012.  This balance is included within the consolidated balance sheets in both the current and long term portion of deferred rent.

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

NOTE 3.  CONCENTRATIONS OF CREDIT RISK

The Company maintains aggregate cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). During the year ended December 31, 2012, the FDIC insured deposit accounts up to $250,000.  Further, all funds in noninterest-bearing transaction accounts are insured in full by the FDIC from December 31, 2010 through December 31, 2012.  At December 31, 2012, the Company’s cash accounts in interest bearing accounts were all less than the $250,000 FDIC insured amount or were in noninterest bearing transaction accounts and as such were insured in full.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and note receivable.

In the normal course of business, the Company extends unsecured credit to its customers.   Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its estimate of amounts which will eventually become uncollectible.  In the event of complete non-performance by the Company’s customers, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of non-performance as well as the remaining note receivable balance held with one entity.

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

Operating Segments	For the Year Ended
	December 31,
	2012	2011
Revenue:
Halo Asset Management	$2,863,944	$2,929,027
Halo Portfolio Advisors	1,440,183	1,131,312
Halo Group Realty	116,008	1,145,835
Halo Debt Solutions/Halo Financial Solutions	110,972	652,383
Other	279,487	421,757
Net Revenue	$4,810,594	$6,280,314

Operating income (loss):
Halo Asset Management	$1,248,448	$1,816,521
Halo Portfolio Advisors	350,968	266,236
Halo Group Realty	832	(21,771)
Halo Debt Solutions/Halo Financial Services	(39,660)	(607,254)
Other	(103,330)	(676,498)
Less: Corporate expenses (a)	(2,456,544)	(3,280,262)
Operating income (loss):	$(999,286)	$(2,503,028)

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

The assets of the Company consist primarily of cash, trade accounts receivable, note receivable, and property/equipment/software.  Cash is managed at the corporate level of the Company and not at the segment level.  Each of the remaining primary assets has been discussed in detail, including the applicable operating segment for which the assets and liabilities reside, in the consolidated notes to the financial statements.  As such, the duplication is not warranted in this footnote.

All debt of the Company is on the books of the corporate parent companies HCI and HGI with the exception of the $1,200,000 secured asset promissory note of EHF.  This note is discussed in detail in Note 12.  Interest expense related to the secured asset promissory note totaled $327,000 for the year ended December 31, 2012, included above in other and in other income (expense) in the consolidated statements of operations.  The remaining $104,487 of the $431,487 interest expense in the consolidated statements of operations for the year ended December 31, 2012 is included in corporate expenses above.

Both the gain on sale of HDS, HFS and HCS of $134,731 and the gain on sale of HGR software of $50,000 is included in “other” above (offset to the $327,000 in interest expense on the secured asset promissory note).

For the year ended December 31, 2012 and 2011, there have been no material transactions between reportable units that would materially affect an operating segment profit or loss.  Intercompany transactions are eliminated in the consolidated financial statements.

NOTE 5.  GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need additional financing to fully implement its business plan including continued growth and establishment of a stronger brand name of HAM’s asset management in the distressed asset sector.

There are no assurances that additional financing will be available on favorable terms, or at all.  If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures.  The failure to adequately fund its capital requirements could have a material adverse effect on the Company’s business, financial condition and results of operations.  Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders, and incurring additional indebtedness could involve an increased debt service cash obligation, the imposition of covenants that restrict the Company operations or the Company’s ability to perform on its current debt service requirements.  The Company has incurred an accumulated deficit of $10,678,986 as of December 31, 2012.  However, of the accumulated deficit, $2,110,748 of expense was incurred as stock-based compensation, $434,463 in depreciation expense, and $279,241 in impairment loss on investment in portfolio assets, all of which are non-cash expenses.   Further, $906,278 of the accumulated deficit is related to the issuance of stock dividends, also non cash reductions.  The $3,730,730 total of these non-cash retained earnings reductions represents 35% of the total deficit balance.  Management, in the ordinary course of business, is trying to raise additional capital through sales of common stock as well as seeking financing via equity or debt, or both from third parties.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6.  PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software consist of the following as of December 31, 2012 and December 31, 2011, respectively:

Computers and purchased software	$159,159	$162,518
Furniture and equipment	352,800	352,800
	511,959	515,318
Less: accumulated depreciation	(365,262)	(316,224)
	$146,697	$199,094

Depreciation totaled $70,603 and $95,331 for the year ended December 31, 2012 and 2011, respectively.  The Company retired $21,565 of fully depreciated assets for year ended December 31, 2012.

NOTE 7. INVESTMENTS IN PORTFOLIO ASSETS

In December 2010, EHF entered into an agreement to purchase non-performing mortgage notes secured by the property, across the United States, for 6.6% of unpaid principal balance. Total purchase price of the investment was $300,000.  Payments of $20,759 were received during 2011 and applied to the investment.  During 2011, the seller’s estate, including the above mentioned non-performing mortgage notes purchased for $300,000 was placed into receivership with a court appointed receiver of the seller.  The receiver has asserted ownership of the assets in receivership, including the referenced mortgage notes.  As the Company’s right to these assets had been impaired, the Company assessed its ability to reclaim the assets as remote and an impairment of the investment in portfolio assets was warranted.  Accordingly, the Company recognized impairment of the assets of $279,241 as of December 31, 2011.  For the year ended December 31, 2012, the Company still deems the investments in portfolio assets as impaired and as such the value remains $0.

NOTE 8.  ACCRUED AND OTHER LIABILITIES

The Company had $601,742 in accrued liabilities at December 31, 2012.  Included in this accrual was $77,296 in salaries and wages payable, $211,936 in deferred compensation to multiple senior management personnel, $311,365 in accrued interest ($252,000 of this balance is discussed in more detail in Note 12), and $1,145 in other.  The Company had $332,713 in accrued liabilities at December 31, 2011.  Included in this accrual was $155,656 in salaries and wages payable (including payroll tax and accrued penalties of $70,466), $88,145 in deferred compensation to multiple senior management personnel, $55,412 in accrued interest, and $33,500 in other.

NOTE 9.  NOTES PAYABLE DUE TO RELATED PARTIES

The notes payable due to related parties reside with five related parties as follows;

During March 2011, the Company entered into one unsecured promissory note with a related party (a company director) in the amount of $250,000 (the “2011 Related Party Note”).  The 2011 Related Party Note had a fixed interest amount of $50,000 and a maturity date of July 31, 2011.  On September 20, 2011, the 2011 Related Party Note was amended to include the 2011 Related Party Note plus $52,426 of accrued interest for a total note balance of $302,426.  The 2011 Related Party Note has a 6% interest rate and is a monthly installment note with final maturity of October 2013.  Interest and principal is due upon maturity.  As of December 31, 2012, the 2011 Related Party Note was $206,292, all of which is included in current portion of notes payable to related parties.  As of December 31, 2011, the balance of the 2011 Related Party Note was $246,436, of which $40,143 is included in current portion of notes payable to related parties.

On September 1, 2011, several previous related party notes totaling $370,639 were amended and consolidated (“the 2011 Consolidated Related Party Note”).  This note bears interest of 6% and has a maturity date of September 15, 2016.  As of December 31, 2012, the 2011 Consolidated Related Party Note balance was $291,969, of which $49,837 is included in current portion of notes payable to related parties.  As of December 31, 2011, the 2011 Consolidated Related Party Note balance was $315,672, of which $23,704 is included in current portion of notes payable to related parties.

During the six months ended December 31, 2012, a company director advanced $150,000 to the Company for short term capital.  The Company repaid $50,000 of the advance back to the director during the same time period.  At the time of the filing of these financial statements, the Company and the director had not finalized a maturity date for the advance repayment.  The note does not accrue interest.  As such, as of December 31, 2012, the advance balance was $100,000, all of which is included in current portion of notes payable to related parties.

In December 2012, the Company’s President and Chief Legal Officer advanced $28,000 to the Company for short term capital.  At the time of the filing of these financial statements, the Company and the officer had not finalized a maturity date for the advance repayment.  The note does not accrue interest.  As such, as of December 31, 2012, the advance balance was $28,000, all of which is included in current portion of notes payable to related parties.

In December 2012, the Company’s CEO and Director of the Board advanced $12,000 to the Company for short term capital.  At the time of the filing of these financial statements, the Company and the officer/director had not finalized a maturity date for the advance repayment.  The note does not accrue interest.  As such, as of December 31, 2012, the advance balance was $12,000, all of which is included in current portion of notes payable to related parties.

As of December 31, 2012, the notes payable to related party balance totaled $638,261, of which $396,129 is included in current portion of notes payable to related parties in the consolidated financial statements.

The Company incurred $36,633 and $86,892 of interest expense to directors, officers, and other related parties during the year ended December 31, 2012 and 2011, respectively.  Accrued interest due to directors and other related parties totaled $90,579 at December 31, 2012, of which $55,927 is included in accrued and other current liabilities.  Accrued interest due to directors and other related parties totaled $105,098 at December 31, 2011, of which $55,030 in included in accrued and other current liabilities.

NOTE 10.  NOTES PAYABLE

On August 15, 2011, the Company entered into an agreement with LegacyTexas Bank (“LTB”) to consolidate two outstanding notes (“LTB Consolidated Note”) into a 15 month note.  As such, effective August 15, 2011, the LTB Consolidated Note had a balance of $155,000.  The note bears fixed interest of 3% and had a maturity date of November 15, 2012.  As of December 31, 2012 and December 31, 2011, the note payable balance was $0 (paid in full) and $114,244, respectively, included in current portion of notes payable.

On August 15, 2011, the Company entered into an agreement with LTB to term out a previously outstanding $75,001 line of credit into an 18 month note.  The terms of the new note include an interest rate of 3% with a maturity date of February 15, 2013.  As of December 31, 2012, the note payable balance was $8,509, included in current portion of notes payable.  As of December 31, 2011, the note payable balance was $58,630, of which $50,174 was included in current portion of notes payable.

The remaining note is current and collateralized by all of the Company’s assets.

NOTE 11.  SUBORDINATED DEBT

During January 2010, the Company authorized a $750,000 subordinated debt offering (“Subordinated Offering”), which consists of the issuance of notes paying a 16% coupon with a 1% origination fee at the time of closing.  The maturity date of the notes was originally January 31, 2013, however, subsequent to December 31, 2012, the Company and the subordinated debt holders agreed to an extended maturity date of April 30, 2013.  Repayment terms of the notes included interest only payments through July 31, 2010.  Thereafter, level monthly payments of principal and interest are made as calculated on a 60 month payment amortization schedule with final balloon payment due at maturity.  The rights of holders of notes issued in the Subordinated Offering are subordinated to any and all liens granted by the Company to a commercial bank or other qualified financial institution in connection with lines of credit or other loans extended to the Company in an amount not to exceed $2,000,000, and liens granted by the Company in connection with the purchase of furniture, fixtures or equipment.  This includes the LTB debt disclosed in Note 10.  Since inception of the offering, the Company has raised $420,000 in the Subordinated Offering.  As of December 31, 2012, the remaining balance of this offering, less debt discount (discussed below), totals $222,546.

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

The Company adopted the provisions of ASC 815, “Derivatives and Hedging”.  ASC 815 requires freestanding contracts that are settled in a company’s own stock to be designated as an equity instrument, assets or liability. Under the provisions of ASC 815, a contract designated as an asset or liability must be initially recorded and carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires.  Accordingly, the Company determined that the warrants should be accounted for as derivative liabilities and has recorded the initial value as a debt discount which will be amortized into interest expense using the effective interest method.  As of December 31, 2012, the balance of debt discount was $1,454, included in current portion of subordinated debt.  As of December 31, 2011, the balance of debt discount was $18,898, of which $17,444 was included in current portion of subordinated debt, with the remaining $1,454 included in subordinated debt, less current portion.  Subsequent changes to the marked-to-market value of the derivative liability will be recorded in earnings as derivative gains and losses. As of December 31, 2012, there were 112,000 warrants outstanding with a derivative liability of $29,351.  As of December 31, 2011, there were 112,000 warrants outstanding with a derivative liability of $24,970.  The $4,381 increase in fair value is included in the consolidated statements of operations as loss on change in fair value of derivative.  The Warrants were valued using the Black-Scholes model, which resulted in the fair value of the warrants at $0.26 per share using the following assumptions:

December 31, 2012
Risk-free rate	0.54%
Expected volatility	387.24%
Expected remaining life (in years)	4.00
Dividend yield	0.00%

During August 2012, the Company entered into an additional $25,000 subordinated term note with a current holder of the Company’s subordinated debt.  The note pays an 18% coupon rate with a maturity date of August 31, 2015.  There are no warrants associated with this subordinated term note.  Repayment terms of the note include interest only payments through February 28, 2013.  Thereafter, level monthly payments of principal and interest are made as calculated on a 60 month payment amortization schedule with final balloon payment due at maturity.  The rights of the holder of this note is subordinated to any and all liens granted by the Company to a commercial bank or other qualified financial institution in connection with lines of credit or other loans extended to the Company in an amount not to exceed $2,000,000, and liens granted by the Company in connection with the purchase of furniture, fixtures or equipment.  As of December 31, 2012, the remaining balance of this note totals $25,000.

As of December 31, 2012, the subordinated debt balance (including the $22,546 and $25,000 noted above) was $247,546, of which $226,713 was included in current portion of subordinated debt.  As of December 31, 2011, the subordinated debt balance was $282,102, of which $66,556 was included in current portion of subordinated debt.

NOTE 12.  SECURED ASSET PROMISSORY NOTE

During December 2010, the Company authorized a debt offering to be secured by real estate assets purchased in connection with Equitas Housing Fund, LLC, (“Equitas Offering”).  The Equitas Offering, which is now closed, generated $1,200,000 in proceeds.  Of the $1,200,000 in proceeds received in December 2010, $300,000 was used to acquire non-performing, residential mortgage notes and the balance was used for mortgage note workout expenses and operational expenses of Halo Asset Management.  The Secured Asset Promissory Notes consist of a 25% coupon with a maturity date of December 31, 2012.  Accrued interest is to be paid quarterly at the end of each fiscal quarter beginning March 31, 2011 through maturity date and continuing until the promissory note has been paid in full.  The rights of the holders of the Secured Asset Promissory Notes include a security interest in the collateral of the above mentioned securities of real estate properties.  As of December 31, 2012, the Secured Asset Promissory Note balance was $1,200,000.  For the year ended December 31, 2012 and 2011, the Company incurred $327,000 and $300,000, respectively, in interest expense on the note.  As of December 31, 2012, the accrued interest balance was $252,000.  The unpaid interest has triggered a default interest rate of 28%, effective April 1, 2012.  As of December 31, 2011, the Secured Asset Promissory Note balance was $1,200,000, with an accrued interest balance of $0.

NOTE 13.  RELATED PARTY TRANSACTIONS

For the year ended December 31, 2012, HAM recognized monthly servicing fee revenue totaling $20,783 from an entity that is an affiliate of the Company.  For the year ended December 31, 2011, HPA and HAM recognized revenue totaling $986,162, respectively, from an entity owned by a significant shareholder in the Company.  The shareholder became a significant shareholder in December 2010 as part of the Assignment and Contribution Agreement (defined in Note 17 below).

For the years ended December 31, 2012 and 2011, the Company incurred consulting costs totaling $0 and $74,750, respectively, to a former director of the Company.  The former director remains a significant shareholder in the Company.

For the years ended December 31, 2012 and 2011, the Company incurred interest expense to related parties (See Note 9).

NOTE 14.  INCOME TAXES

For the year ended December 31, 2012, the annual effective federal tax rate of (2.5%) varies from the U.S. federal statutory rate primarily due to statutory state tax, certain non-deductible expenses and an increase in the valuation allowance associated with the net operating loss carry-forwards. For the year ended December 31, 2012 and 2011, the $24,172 and $12,895 income tax provision is for statutory state tax.  Our deferred tax assets related primarily to net operating loss carry-forwards remain fully reserved due to uncertainty of utilization of those assets.  The following table summarizes the difference between the actual tax provision and the amounts obtained by applying the statutory tax rates to the income or loss before income taxes for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011
Tax benefit calculated at statutory rate	34.0%	34.0%
Permanent Differences	(0.6)	(0.5)
State Income Tax	(1.6)	(0.9)
Other	(0.0)	(0.0)
Total	31.8	32.6

Increase to Valuation Allowance	(34.3)	(34.0)

Provision for income taxes	(2.5%)	(1.4%)

Deferred tax assets and liabilities are computed by applying the effective U.S. federal and state income tax rate to the gross amounts of temporary differences and other tax attributes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At December 31, 2012, the Company believed it was more likely than not that future tax benefits from net operating loss carry-forwards and other deferred tax assets would not be realizable through generation of future taxable income and are fully reserved.

The Company has net operating loss (“NOL”) carry-forwards of approximately $4,800,000 available for federal income tax purposes, which expire from 2026 to 2033.  The current year operating loss resulted in an increase in the NOL, however, the overall cumulative NOL decreased in 2012 due to the disposition of HDS further discussed in Note 1.  Separately, because of the changes in ownership that occurred on June 30, 2004 and September 30, 2009, prior to GVC merging with HCI, and based on the Section 382 Limitation calculation, the Company will be allowed approximately $6,500 per year of GVC Venture Corp.’s federal NOLs generated prior to June 30, 2004 until they would otherwise expire.  The Company would also be allowed approximately $159,000 per year of GVC Venture Corp.’s federal NOLs generated between June 30, 2004 and September 30, 2009 until they would otherwise expire.

Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

	At December 31, 2012	At December 31, 2011
Net current deferred tax asset:
Accrual to cash adjustment	$0	$337,698
Bad Debt Allowance	127,726	0
Installment Sale of HDS	(47,465)	0
Net	80,261	337,698
Net non-current deferred tax assets:
Property and equipment	0	(12,221)
Capital Loss Carryover	94,942	0
Deferred rent	104,157	143,023
Stock compensation	279,111	276,799
Other	9,356	2,821
Net operating loss carry-forward	1,634,374	1,961,629
Net	2,202,201	2,709,749
Less valuation allowance	(2,202,201)	(2,709,749)
Net deferred taxes	$–	$–

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

Future minimum rental obligations, including the reduction fee, under leases as of December 31, 2012 are as follows:

Years Ending December 31:
2013	$679,966
2014	431,692
2015	1,218
2016 and thereafter	0
Total minimum lease commitments	$1,112,876

For the year ended December 31, 2012 and 2011, the Company incurred facilities rent expense totaling $408,850 and $755,572, respectively.  The $755,572 includes the $257,012 reduction fee noted above.

In the ordinary course of conducting its business, the Company may be subject to loss contingencies including possible disputes or lawsuits.  The Company notes the following;

The Company and certain of its affiliates, officers and directors have been named as defendants in an action filed on December 12, 2011 in the 191st District Court of Dallas County, Texas.  The Plaintiffs alledge that the Company has misappropriated funds in connection with offerings of securities during 2010 and 2011.  The complaint further alleges that Defendants engaged in fraudulent inducement, negligent misrepresentation, fraud, breach of fiduciary duty, negligence, breach of contract, unjust enrichment, conversion, violation of the Texas Securities Act, and civil conspiracy.  The Plaintiff’s amended their Petition on April 24, 2012 and dropped the conversion and civil conspiracy claims.  The action seeks an injunction and a demand for accounting along with damages in the amount of $4,898,157.  The Company has taken the position that the Plaintiff’s claims have no merit, and accordingly is defending the matter vigorously.  Defendants have filed a general denial of the claims as well as a Motion to Designate Responsible Third Parties whom Defendants believe are responsible for any damages Plaintiffs may have incurred.  Defendants have also filed a Motion for Sanctions against the Plaintiffs and their counsel arguing, among other things, that (i) Plaintiffs’ claims are “judicially stopped” from moving forward by virtue of the fact that the same Plaintiffs previously filed suit against separate entities and parties with dramatically opposed and contradicting views and facts; (ii) Plaintiffs have asserted claims against Defendants without any basis in law or fact; and (iii) Plaintiffs have made accusations against Defendants that Plaintiffs know to be false.  Additionally, Defendants have filed a no evidence Motion for Summary Judgment which was scheduled to be heard in October of 2012.  The Plaintiff’s requested and were granted a six month continuance on the hearing of that motion.  The Plaintiff’s have also filed a Motion to Stay the case pending the outcome of the Company’s lawsuit with the insurance companies which the Company has opposed.  Initially the motion to stay was granted and Defendants moved for reconsideration.  The parties were alerted that the court had reversed the Stay on appeal but to date, the order reversing the Stay has not been entered.

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

The Company and certain of its affiliates, officers and directors named as defendants in an insurance action filed on April 27, 2012 in the United States District Court for the Northern District of Texas.  The Plaintiffs allege that it had no duty to indemnify the Company, its affiliates, officers or directors because the claims set forth in the lawsuit mentioned herein above were not covered by the insurance policy issued by Plaintiff in favor of Defendants.  The action sought declaratory judgment that the Plaintiff had no duty to indemnify the Defendants pursuant to the insurance policy that Defendants purchased from Plaintiff.  The Company took the position that Plaintiff’s claim had no merit, and defended the matter vigorously.  Additionally, Defendants filed a counterclaim against the insurer alleging breach of contract, violation of the Texas Insurance Code and violation of the duty of good faith and fair dealing.  On March 12, 2013, Plaintiff and Defendants entered into an agreement whereby Plaintiff’s and Defendant’s claims, are to be dismissed without prejudice while the underlying liability suit in the 191st District Court of Dallas County proceeds.  An Agreed Motion to Dismiss Without Prejudice was filed on March 12, 2013, and the parties are awaiting the court’s entry of the Agreed Order of Dismissal Without Prejudice.

As noted above, the Company has defended this matter vigorously.  Based on the status of the litigation, it is not probable or reasonably possible that a negative outcome for the Company or the remaining Defendants will occur.  As with any action of this type the timing and degree of any effect upon the Company are uncertain.  If the outcome of the action is adverse to the Company, it could have a material adverse effect on our financial position.

The Company and certain of its affiliates, officers and directors have been named as defendants in an action filed on July 19, 2012 in the United States District Court for the Northern District of Texas.  The Plaintiff alleges that it has no duty to defend or indemnify the Company, its affiliates, officers or directors because the claims set forth in the lawsuit mentioned herein above are not covered by the insurance policy written by Plaintiff in favor or Defendants.  The action seeks declaratory judgment that the Plaintiff has no duty to defend or indemnify the Defendants pursuant to the insurance policy that Defendants purchased from Plaintiff.  Initially, the Company took the position that Plaintiff’s claims had no merit, and defended the matter vigorously.  Additionally, Defendants filed a counterclaim against the insurer alleging breach of contract, violation of the Texas Insurance Code and violation of the duty of good faith and fair dealing.  Plaintiff has filed a Motion for Summary Judgment seeking a judgment that it owes no duty to defend or indemnify Defendants.  After careful consideration, Defendants decided not to oppose the Motion for Summary Judgment and a response in opposition was not filed.  The parties are currently awaiting the court’s ruling.

 Based on the current status of the litigation, the Company believes it is not probable or reasonably possible that a negative outcome for the Company or the remaining Defendants will occur.  As with any action of this type the timing and degree of any effect upon the Company are uncertain.  If the outcome of the action is adverse to the Company, it could have a material adverse effect on our financial position.

NOTE 16. STOCK OPTIONS

The Company granted stock options to certain employees under the HGI 2007 Stock Plan, as amended (the “Plan”).   The Company was authorized to issue 2,950,000 shares subject to options, or stock purchase rights under the Plan.  These options (i) vest over a period no greater than two years, (ii) are contingently exercisable upon the occurrence of a specified event as defined by the option agreements, and (iii) expire three months following termination of employment or five years from the date of grant depending on whether or not the options were granted as incentive options or non-qualified options.  At September 30, 2009, pursuant to the terms of the merger, all options granted prior to the merger were assumed by the Company and any options available for issuance under the Plan but unissued, have been forfeited and consequently the Company has no additional shares subject to options or stock purchase rights available for issuance under the Plan.  As of December 31, 2012, 438,300 option shares have been exercised.  Total stock options outstanding through December 31, 2012 total 1,215,150.  The weighted average remaining contractual life of the outstanding options at December 31, 2012 is approximately 1.34 years.

A summary of stock option activity in the Plan is as follows:

			Weighted
		Exercise	Average
	Number of	Price	Exercise
	Options	Per Option	Price
Outstanding at December 31, 2010	2,194,070	$0.01 – 1.59	$0.47
Granted	-	-	-
Exercised	(64,800)	0.01	0.01
Canceled	(666,920)	0.01 – 1.59	0.31
Outstanding at December 31, 2011	1,462,350	$0.01 – 1.59	$0.81
Granted	-	-	-
Exercised	10,000	0.01	0.01
Canceled	237,200	0.01	0.01
Outstanding at December 31, 2012	1,215,150	$0.01 – 1.59	$0.97

All stock options granted under the Plan and as of December 31, 2012 became exercisable upon the occurrence of the merger that occurred on September 30, 2009.  As such, equity-based compensation for the options is recognized in earnings from issuance date of the options over the vesting period of the options effective September 30, 2009.  Total compensation cost expensed over the vesting period of stock options was $2,103,948, all of which was expensed as of September 30, 2011.

On July 19, 2010, the board of directors approved the Company’s 2010 Incentive Stock Plan (“2010 Stock Plan”).  The 2010 Stock Plan allows for the reservation of 7,000,000 shares of the Company’s common stock for issuance under the plan.  The 2010 Stock Plan became effective July 19, 2010 and terminates July 18, 2020.  During the year ended December 31, 2012, 20,000 shares were granted under the 2010 Stock Plan with an exercise price of $0.34 per option.  These are the only shares that have been issued under the 2010 Stock Plan.  The shares granted vested immediately and can become exercisable for so long as the Company remains a reporting company under the Securities Exchange Act of 1934.  Total compensation cost expensed over the vesting period of the stock options was $6,800.  As of December 31, 2012, none of the shares issued under the 2010 Stock Plan have been exercised.

NOTE 17. SHAREHOLDERS’ (DEFICIT) EQUITY

Common Stock

On December 31, 2011 the Company’s Board of Directors declared a stock dividend of Halo Companies Inc. common stock to all holders of HGI Series A Preferred, Series B Preferred, and Series C Preferred (all defined below) for all accrued dividends from June 30, 2010 up through December 31, 2011.  This resulted in the board declaring 780,031 shares of common stock valued at $171,602.  The common stock was valued using the Black-Scholes model, which resulted in the fair value of the common stock at $0.22 per share.   The declaration of these shares resulted in an increase in the accumulated deficit of $171,602.  The 780,031 shares were issued by the Company during the year ended December 31, 2012.

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

As mentioned above, the Agreement provides for “clawback” provisions, pursuant to which all of the shares of Halo Common Stock issued to the member of EAM are subject to forfeiture in the event certain financial metrics are not timely achieved.  The financial metrics call for significant cash generation by EHF within the first 12 months, and within the first 24 months following the closing date.  We refer you to Section 2(b)(i) and (ii) of the Agreement, for the specifics of the clawback provisions.  As of December 31, 2012, no cash has been generated by EHF.  The times to meet both the 12 month and 24 month financial metrics have lapsed and the metrics have not been met.  Based upon the events that have transpired, and the lack of progress toward the financial metrics, the Company demanded that the recipients of the shares of Halo Common Stock give effect to both clawback provisions and immediately forfeit back all of the Halo shares issued to such recipients – an aggregate of 21,200,000 shares.  Additionally, the Company has instructed the Company’s transfer agent to cancel all of the shares of Company Common Stock issued pursuant to the Agreement.  To date, the Company’s transfer agent has refused to cancel the shares without either (i) presentation of the physical certificates to the transfer agent, or (ii) a court order requiring the transfer agent to cancel.  At the time of issuing these consolidated financial statements, the Company has been unsuccessful in its attempts to procure the physical certificates for presentment to the transfer agent, and the Company has yet to secure a court order requiring the transfer agent to cancel the certificates.  Accordingly, the 21,200,000 shares issued are still outstanding at December 31, 2012.

The Company’s total common shares outstanding totaled 66,364,083 at December 31, 2012.

Preferred Stock

In connection with the merger, the Company authorized 1,000,000 shares of Series Z Convertible Preferred Stock with a par value of $0.01 per share (the “Series Z Convertible Preferred”).  The number of shares of Series Z Preferred Stock may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series Z Preferred Shares to less than the number of shares then issued and outstanding.  In the event any Series Z Preferred Shares shall be converted, (i) the Series Z Preferred Shares so converted shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series Z Preferred Shares set forth in this section shall be automatically reduced by the number of Series Z Preferred Shares so converted and the number of shares of the Corporation’s undesignated Preferred Stock shall be deemed increased by such number.  The Series Z Convertible Preferred is convertible into common shares at the rate of 45 shares of common per one share of Series Z Convertible Preferred.  The Series Z Convertible Preferred has liquidation and other rights in preference to all other equity instruments.  Simultaneously upon conversion of the remaining Series A Preferred, Series B Preferred, and Series C Preferred and exercise of any outstanding stock options issued under the HGI 2007 Stock Plan into Series Z Convertible Preferred, they will automatically, without any action on the part of the holders, be converted into common shares of the Company.  Since the merger, in connection with the exercise of stock options into common stock and converted Series A Preferred, Series B Preferred and Series C Preferred as noted above, 82,508 shares of Series Z Convertible Preferred were automatically authorized and converted into shares of the Company’s common stock leaving 917,492 shares of authorized undesignated Preferred Stock in the Company in accordance with the Series Z Convertible Preferred certificate of designation.  As of December 31, 2012, there were 82,508 shares of Series Z Preferred authorized with zero shares issued and outstanding.

The Company authorized 175,000 shares of Series X Convertible Preferred Stock with a par value of $0.01 per share (the “Series X Preferred”).  The number of shares of Series X Preferred may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series X Preferred to less than the number of shares then issued and outstanding.  In the event any Series X Preferred Shares shall be redeemed, (i) the Series X Preferred so redeemed shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series X Preferred Shares set forth in this section shall be automatically reduced by the number of Series X Preferred Shares so redeemed and the number of shares of the Corporation's undesignated Preferred Stock shall be deemed increased by such number.  The Series X Preferred Shares rank senior to the Company’s common stock to the extent of $10.00 per Series X Preferred Shares and on a parity with the Company’s common stock as to amounts in excess thereof.  The holders of Series X Preferred shall not have voting rights.  Holders of the Series X Preferred shall be entitled to receive, when and as declared by the board of directors, dividends at an annual rate of 9% payable in cash when declared by the board.  Holders of Series X Preferred have a liquidation preference per share equal to $10.00.  The liquidation preference was $1,436,770 as of December 31, 2012.  During the year ended December 31, 2012, 8,500 Series X Preferred shares have been redeemed through a Halo selective discretionary redemption.  As such, as of December 31, 2012, there were 143,677 shares authorized with 143,677 shares issued and outstanding.  Of the 143,677 shares issued and outstanding, 53,677 shares were related to the 2010 conversion from notes payable due to related parties.  The remaining 90,000 shares were issued for cash consideration.

In April 2012, the Company authorized 100,000 shares of Series E Convertible Preferred Stock (the “Series E Preferred”) with a par value of $0.001 per share, at ten dollars ($10.00) per share with a conversion rate of fifty (50) shares of the Company’s common stock for one share of Series E Preferred.  The number of shares of Series E Preferred may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series E Preferred to less than the number of shares then issued and outstanding.  In the event any Series E Preferred Shares shall be converted, (i) the Series E Preferred so converted shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series E Preferred Shares set forth shall be automatically reduced by the number of Series E Preferred Shares so converted and the number of shares of the Corporation's undesignated Preferred Stock shall be deemed increased by such number.  The Series E Preferred Shares rank senior to the Company’s common stock to the extent of $10.00 per Series E Preferred Shares and on a parity with the Company’s common stock as to amounts in excess thereof.  The holders of Series E Preferred shall not have voting rights.  Holders of the Series E Preferred shall be entitled to receive, when and as declared by the board of directors, dividends at an annual rate of 9% payable in cash or common stock when declared by the board.  Holders of Series E Preferred have a liquidation preference per share equal to $10.00.  The liquidation preference was $700,000 as of December 31, 2012.  Each share of Series E Preferred, if not previously converted by the holder, will automatically be converted into common stock at the then applicable conversion rate after thirty six months from the date of purchase.  As of December 31, 2012, there were 70,000 shares issued and outstanding with total cash consideration of $700,000, convertible into 3,500,000 shares of the Company’s common stock.

The HGI Series A Convertible Preferred Stock (the “Series A Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series A Preferred would be entitled to upon conversion, as defined in the Series A Preferred certificate of designation.  The liquidation preference was $605,451, of which $45,953 is an accrued dividend for the year ended December 31, 2012.  Holders of the Series A Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company.  The Series A Preferred is convertible into the Company’s common stock at a conversion price of $1.25 per share.  The Series A Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company.  The Series A Preferred is redeemable at the option of the Company at $1.80 per share prior to conversion.  As of December 31, 2012, there have been 127,001 shares of Series A Preferred converted or redeemed.  The Series A Preferred does not have voting rights.   The Series A Preferred ranks senior to the following capital stock of the Company: (a) Series B Preferred, and (b) Series C Preferred.

The HGI Series B Convertible Preferred Stock (the “Series B Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series B Preferred would be entitled to upon conversion.  The liquidation preference was $497,789, of which $37,877 is an accrued dividend for the year ended December 31, 2012.  Holders of the Series B Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company.  The Series B Preferred is convertible into the Company’s common stock at a conversion price of $1.74 per share.  The Series B Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company.  The Series B Preferred is redeemable at the option of the Company at $2.30 per share prior to conversion.  As of December 31, 2012, there have been 270,044 shares of Series B Preferred converted or redeemed.  The Series B Preferred does not have voting rights.  Series B Preferred ranks senior to the following capital stock of the Company: the Series C Preferred.

The HGI Series C Convertible Preferred Stock (the “Series C Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series C Preferred would be entitled to upon conversion.  The liquidation preference was $335,4925, of which $25,492 is an accrued dividend for the year ended December 31, 2012.  Holders of the Series C Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company.  The Series C Preferred is convertible into the Company’s common stock at an initial conversion price of $2.27 per share.  The Series C Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company.  The Series C Preferred is redeemable at the option of the Company at $2.75 per share prior to conversion.  As of December 31, 2012, there have been 28,000 shares of Series C Preferred converted or redeemed.   The Series C Preferred does not have voting rights.   Series C Preferred ranks senior to the following capital stock of the Company: None.

The Company had issued and outstanding at December 31, 2012, 372,999 shares of Series A Preferred, 229,956 shares of Series B Preferred, and 124,000 shares of Series C Preferred, all with a par value of $0.001.

NOTE 18.  SUBSEQUENT EVENTS

Subsequent to December 31, 2012, the CEO and Director of the Board advanced $40,000 for working capital.  The advance does not accrue interest.  At the time of the filing of these financial statements, a maturity date had not been set.

Subsequent to December 31, 2012, a Director advanced $100,000 for working capital.  The advance does not accrue interest.  At the time of the filing of these financial statements, a maturity date had not been set.

Subsequent to December 31, 2012, the President of the Company advanced $15,000 for working capital.  The advance does not accrue interest.  At the time of the filing of these financial statements, a maturity date had not been set.

There were no other subsequent events to disclose.