Form 10-Q
period 2013-03-31
Halo Companies, Inc.
filed 2013-05-15
CIK 814286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
Yes  ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, May 15, 2013:  66,364,083 shares of Common Stock, $.001 par value per share outstanding.

Halo Companies, Inc.
INDEX

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets at March 31, 2013 (unaudited) and December 31, 2012	3
	Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2013 and 2012	4
	Consolidated Statements of Changes in Equity (Deficit) (unaudited) for the three months ended March 31, 2013 and 2012	5
	Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2013 and 2012	6
	Notes to Consolidated Financial Statements	7-22
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-27
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27
Item 4T.	Controls and Procedures	27

Part 1 – Financial Information

Item 1. Financial Statements

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2013	December 31, 2012
	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$37,235	$184,121
Trade accounts receivable, net of allowance for doubtful accounts of $375,665 and $375,665, respectively	225,292	183,151
Note receivable	155,000	165,000
Total current assets	417,527	532,272

PROPERTY, EQUIPMENT AND SOFTWARE, net	164,074	146,697
DEPOSITS AND OTHER ASSETS	45,000	45,000
TOTAL ASSETS	$626,601	$723,969

LIABILITIES AND (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$910,921	$700,348
Accrued and other liabilities (including $62,019 and $55,927 to related parties, respectively)	750,473	601,742
Deferred revenue	19,525	11,300
Current portion of secured asset promissory note	1,200,000	1,200,000
Current portion of subordinated debt	208,417	226,713
Current portion of notes payable to related parties	564,594	396,129
Current portion of notes payable	-	8,509
Current portion of deferred rent	186,227	186,227
Total current liabilities	3,840,157	3,330,968

NOTES PAYABLE TO RELATED PARTIES, LESS CURRENT PORTION	223,169	242,132
SUBORDINATED DEBT, LESS CURRENT PORTION	19,583	20,833
ACCRUED INTEREST ON RELATED PARTY NOTES, LESS CURRENT PORTION	30,652	34,652
DERIVATIVE LIABILITY	13,440	29,351
DEFERRED RENT, LESS CURRENT PORTION	73,561	120,117
Total liabilities	4,200,562	3,778,053

(DEFICIT) EQUITY
Series Z Convertible Preferred Stock, par value $0.01 per share; 82,508 shares
authorized; 0 shares issued and outstanding at March 31, 2013 and December 31, 2012	-	-
Preferred Stock, par value $0.001 per share; 917,492 shares
authorized; 0 shares issued and outstanding at March 31, 2013 and December 31, 2012	-	-
Series X Convertible Preferred Stock, par value $0.01 per share; 143,677 shares authorized; 143,677
shares issued and outstanding at March 31, 2013 and December 31, 2012,	1,437	1,437
liquidation preference of $1,436,770
Series E Convertible Preferred Stock, par value $0.001 per share; 100,000 shares authorized;
70,000 shares issued and outstanding at March 31, 2013 and December 31, 2012,
respectively, liquidation preference of $700,000	70	70
Halo Group, Inc. Preferred Stock, par value $0.001 per share; 2,000,000 shares authorized
Series A Convertible Preferred Stock;
372,999 shares issued and outstanding at March 31, 2013 and December 31, 2012
liquidation preference of $617,228	373	373
Series B Convertible Preferred Stock;
229,956 shares issued and outstanding at March 31, 2013 and December 31, 2012
liquidation preference of $507,461	230	230
Series C Convertible Preferred Stock;
124,000 shares issued and outstanding at March 31, 2013 and December 31, 2012
liquidation preference of $342,122	124	124
Common Stock, par value $0.001 per share; 375,000,000 shares authorized;
66,364,083 shares issued and outstanding
at March 31, 2013 and December 31, 2012	66,364	66,364
Additional paid-in capital	7,638,764	7,638,764
Accumulated deficit	(11,198,863)	(10,678,986)
Total (deficit) equity	(3,491,501)	(2,971,624)
NONCONTROLLING INTEREST	(82,460)	(82,460)
Total shareholders' (deficit) equity	(3,573,961)	(3,054,084)
TOTAL LIABILITIES AND (DEFICIT) EQUITY	$626,601	$723,969

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
REVENUE (including $104,278 and $0
from related parties, respectively)	$885,217	$1,916,838

OPERATING EXPENSES
Sales and marketing expenses	439,635	529,771
General and administrative expenses	296,781	354,810
Salaries, wages, and benefits	580,431	628,001
Total operating expenses	1,316,847	1,512,582

OPERATING INCOME (LOSS)	(431,630)	404,256

OTHER INCOME (EXPENSE)
Gain (loss) on change in fair value of derivative	15,911	(13,318)
Loss on sale of HGR subsidiary	-	(7,500)
Interest expense (including $8,093 and
$9,465 to related parties, respectively)	(104,158)	(103,298)
Net income (loss) from operations, before income tax provision	(519,877)	280,140

INCOME TAX PROVISION	-	-

NET INCOME (LOSS)	(519,877)	280,140

Gain attributable to the noncontrolling interest	-	(989)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(519,877)	$279,151

Earning per share:
Basic	$(0.008)	$0.004
Diluted	$(0.008)	$0.004

Weighted Average Shares Outstanding
Basic	66,364,083	65,924,295
Diluted	66,364,083	68,235,272

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN (DEFICIT) EQUITY
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

	Halo Companies, Inc. Common Stock		Halo Companies, Inc. Series X Convertible Preferred Stock		Halo Companies, Inc. Series E Convertible Preferred Stock		Halo Group, Inc. Series A Convertible Preferred Stock		Halo Group, Inc. Series B Convertible Preferred Stock		Halo Group, Inc. Series C Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2011	65,494,506	$65,495	152,177	$1,522	-	$-	372,999	$373	229,956	$230	124,000	$124	7,000,218	$(9,679,700)	$(82,379)	$(2,694,117)

Issuance of Common Shares	79,546	80	-	-	-	-	-	-	-	-	-	-	17,420	-	-	17,500

Discretionary redemption of Series X Convertible Preferred Stock	-	-	(3,000)	(30)	-	-	-	-	-	-	-	-	(29,970)	-	-	(30,000)

Issuance of Common Stock Shares as payment of stock dividends	780,031	780	-	-	-	-	-	-	-	-	-	-	(780)	-	-	-

Net income attributable to common shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	279,151	-	279,151

Allocation of gain to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	-	989	989

Balance at March 31, 2012	66,354,083	$66,355	149,177	$1,492	-	$-	372,999	$373	229,956	$230	124,000	$124	$6,986,888	$(9,400,549)	$(81,390)	$(2,426,477)

Balance at December 31, 2012	66,364,083	$66,364	143,677	$1,437	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$7,638,764	$(10,678,986)	$(82,460)	$(3,054,084)

Net loss attributable to common shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	(519,877)	-	(519,877)

Balance at March 31, 2013	66,364,083	$66,364	143,677	$1,437	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$7,638,764	$(11,198,863)	$(82,460)	$(3,573,961)

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

	For the Three Months Ended
	March 31, 2013	March 31, 2012
CASH FLOWS FROM OPERATIONS

Net income (loss)	$(519,877)	$279,151
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	14,812	19,306
Amortization of debt discount	1,454	4,361
Bad debt expense	568	4,687
(Gain) loss on change in fair value of derivative	(15,911)	13,318
Stock based payment for services	-	17,500
Loss on sale of HGR subsidiary	-	7,500
Noncontrolling interest	-	989
Changes in operating assets and liabilities:
Accounts receivable	(42,709)	122,076
Deposits and other assets	-	10,000
Accounts payable	210,573	(89,735)
Accrued and other liabilities	144,731	(147,634)
Deferred rent	(46,556)	(15,762)
Deferred revenue	8,225	(689,005)
Net cash used in operating activities	(244,690)	(463,248)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received from joint venture	-	9,823
Proceeds received from sale of HDS, HFS and HCS subsidiaries	10,000	-
Proceeds received from sale of HGR subsidiary	-	30,000
Purchases of property and equipment	(32,189)	(2,273)
Net cash (used in) provided by investing activities	(22,189)	37,550

CASH FLOWS FROM FINANCING ACTIVITIES
Discretionary redemption of preferred stock	-	(30,000)
Principal payments on notes payable	(8,509)	(43,212)
Proceeds from notes payable to related parties	157,011	-
Principal payments on notes payable to related parties	(7,509)	(15,486)
Principal payments on subordinated debt	(21,000)	(21,000)
Net cash provided by (used in) financing activities	119,993	(109,698)

Net decrease in cash and cash equivalents	(146,886)	(535,396)

CASH AND CASH EQUIVALENTS, beginning of period	184,121	657,135

CASH AND CASH EQUIVALENTS, ending of period	$37,235	$121,739

SUPPLEMENTAL INFORMATION
Cash paid for interest	$16,910	$107,061

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc.
Notes To Consolidated Financial Statements
March 31, 2013

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

 Halo has multiple wholly-owned subsidiaries including Halo Group Inc. (“HGI”), Halo Asset Management, LLC (“HAM”), Halo Portfolio Advisors, LLC (“HPA”), Halo Select Insurance Services, LLC (“HSIS”), Halo Group Mortgage, LLC (“HGM”), Halo Benefits, Inc. (“HBI”), and Equitas Housing Fund, LLC (“EHF”).  HGI is the management and shared services operating company.  HAM provides asset management and mortgage servicing services to investors and asset owners including all aspects of buying and managing distressed REO and non-performing loans.  HPA exists to market the Company’s operations as a turnkey solution for strategic business to business opportunities with HAM’s investors and asset owners, major debt servicers, lenders, and mortgage backed securities holders.  The remaining subsidiaries, currently non-operating entities, were established in previous years to provide insurance brokerage, mortgage services, and association benefit services to customers throughout the United States.  EHF was set up as the Company’s investment in non-performing loans as discussed below in Note 7.

In November 2012, the Company entered into a stock/unit purchase agreement for the sale of the Company’s subsidiaries Halo Debt Solutions, Inc. (“HDS”), Halo Financial Services, LLC (“HFS”), and Halo Credit Solutions (“HCS”).  The purchase agreement was for $350,000, which includes a $25,000 down payment at closing and promissory note financing for the remainder of the purchase price.  The note receivable does not accrue interest.  Any purchaser default on the promissory note not properly cured would immediately declare the note due and payable. The purchaser has a prepayment option that allows for the buyer to pay a cumulative total of $250,000 by April 30, 2013 as full satisfaction of the $350,000.  The Company recorded a gain on the sale of HDS, HFS and HCS of $134,731.  The gain calculation was based on the $250,000 prepayment option as the Company expected the purchaser to pay in full by April 30, 2013.  As of March 31, 2013, the buyer has paid (including the down payment) the Company $95,000.  The remaining $155,000 promissory note receivable is included in current assets on the consolidated balance sheet for the period ended March 31, 2013.

Subsequent to March 31, 2013, the Company received $80,000 of the remaining $155,000 promissory note receivable.  The Company and the purchaser agreed to an extended payment term of the remaining $75,000 note receivable, which allows for six monthly $5,000 payments starting May 31, 2013 thru October 31, 2013, with the final $45,000 balance due in full on November 30, 2013.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial statements are unaudited; however, in the opinion of management, all adjustments considered necessary for fair presentation of the results of the interim periods have been included (consisting of normal recurring accruals). The accompanying consolidated financial statements as of March 31, 2013, and for the three months ended March 31, 2013 and 2012, include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information.  Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the Unites States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K.  The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.  Certain balances have been reclassified in prior period to be consistent with current year presentation.

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

HAM and HPA receivables are typically paid the month following services performed.  As of March 31, 2013, the Company’s accounts receivable are made up of the following percentages; HAM at 72% and HPA at 28%.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: past transaction history with the customer, current economic and industry trends, and changes in customer payment terms.  The Company provides for estimated uncollectible amounts through an increase to the allowance for doubtful accounts and a charge to earnings based on actual historical trends and individual account analysis.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts.  The below table summarizes the Company’s allowance for doubtful accounts as of March 31, 2013 and December 31, 2012, respectively;

	Balance at Beginning of Period	Increase in the Provision	Account Receivable Write-offs	Balance at End of Period
Three Months ended March 31, 2013
Allowance for doubtful accounts	$375,665	$0	$0	$375,665
Year ended December 31, 2012
Allowance for doubtful accounts	$446,722	$35,259	$106,316	$375,665

As of March 31, 2013, the Company’s allowance for doubtful accounts is made up of the following percentages; HAM at 96% and HPA at 4%.  The HAM and HPA allowance is related to one client.  The client is in a court appointed receivership and the Company is awaiting final outcome of its receivable claim into the receivership to determine any potential recoverability.  As of March 31, 2013, the Company has fully reserved all outstanding accounts receivables of this client.

Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing (i) net income (loss) available to common shareholders (numerator), by (ii) the weighted average number of common shares outstanding during the period (denominator).  Diluted net income (loss) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period.  At March 31, 2013 and 2012, there were 5,563,777 and 2,310,977 shares, respectively, underlying potentially dilutive convertible preferred stock and stock options outstanding.

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
U

Principles of Consolidation

The consolidated financial statements of the Company for the three months ended March 31, 2013 include the financial results of HCI, HGI, HGM, HBI, HSIS, HCIS (defined below), HPA, HAM, and EHF.  All significant intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements of the Company for the three months ended March 31, 2012 include the financial results of HCI, HGI, HCS, HDS, HGM, HBI, HLMS, HSIS, HCIS (defined below), HFS, HPA, HAM, and EHF.  The financial results of HGR are included for the one month period January 2012.  All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of 90 days or less to be cash equivalents.

Note Receivable

In November 2012, the Company entered into a stock/unit purchase agreement for the sale of the Company’s subsidiaries HDS, HFS, and HCS for consideration of $250,000 (sale discussed in further detail above).  As of March 31, 2013, the buyer has paid (including the down payment) the Company $95,000.  The remaining $155,000 note receivable is included in current assets on the consolidated balance sheet for the period ended March 31, 2013.  The note receivable does not bear interest.

Deposits and Other Assets

During the year ended December 31, 2012, the Company established a $45,000 deposit held with the Company’s office lessor.  As such, Deposits and Other Assets balance was $45,000 at March 31, 2013.

Property, Equipment and Software

Property, equipment, and software are stated at cost.  Depreciation is provided in amounts sufficient to relate the cost of the depreciable assets to operations over their estimated service lives, ranging from three to seven years. Provisions for depreciation are made using the straight-line method.

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

The Company considers the warrants related to its subordinated debt to be derivatives, and the Company records the fair value of the derivative liabilities in our consolidated balance sheets.  Changes in fair value of the derivative liabilities are included in gain (loss) on change in fair value of derivative in the consolidated statements of operations.  The Company’s derivative liability has been classified as a Level III valuation according to Accounting Standards Codification (“ASC”)  820.

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

Long-lived assets are reviewed on an annual basis or whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by that asset. If it is determined that the carrying amount of an asset may not be recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Fair value is the estimated value at which the asset could be bought or sold in a transaction between willing parties.  There were no impairment charges for the three months ended March 31, 2013 and 2012.

Equity-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with ASC 718 “Compensation-Stock Compensation”.  Under ASC 718, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options beginning when the specified events become probable of occurrence.  For the three months ended March 31, 2013, there were zero shares of stock options awarded as discussed in Note 16.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date of the fair value of the equity instrument issued is the earlier of (i) the date on which the counterparty’s performance is complete, or (ii) the date on which it is probable that performance will occur.

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

The Company accounts for its position in tax uncertainties under ASC 740-10. ASC 740-10 establishes standards for accounting for uncertainty in income taxes. ASC 740-10 provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. ASC 740-10 applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) No additional liabilities have been recognized as a result of the implementation. The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the three months ended March 31, 2013 or 2012.

The Company incurred no penalties or interest for taxes for the three months ended March 31, 2013 or 2012.  The Company is subject to a three year statute of limitations by major tax jurisdictions for the fiscal years ended December 31, 2009, 2010, and 2011.  The Company files income tax returns in the U.S. federal jurisdiction.

Deferred Rent

Deferred rent of the Company is comprised of two balances.  First, the Company’s operating leases for its office facilities contain free rent periods during the lease term.  For these types of leases the Company recognizes rent expense on a straight line basis over the minimum lease term and records the difference between the amounts charged to expense and the amount paid as deferred rent.  As the free rent periods have expired on the existing office facility leases the Company expects the deferred rent balance to decrease over the remaining rental period until the maturity date at which time the deferred rent balance will have been reduced to $0.  This balance is included within the consolidated balance sheets in both the current and long term portion of deferred rent.  The second portion of the deferred rent balance is comprised of a $257,012 reduction fee for a contractually agreed decrease in the Company’s office facilities as discussed fully in Note 15.  This balance has and will continue to reduce evenly over the remaining lease term beginning in August 2012, and ending August 2014.  This balance is included within the consolidated balance sheets in both the current and long term portion of deferred rent.

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

NOTE 3.  CONCENTRATIONS OF CREDIT RISK

The Company maintains aggregate cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). During the three months ended March 31, 2013, the FDIC insured deposit accounts up to $250,000.  At March 31, 2013, the Company’s cash accounts were all less than the $250,000 FDIC insured amount and as such were insured in full.

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

Operating Segments	For the Three Months Ended
	March 31,
	2013	2012
Revenue:
Halo Asset Management	$324,616	$1,250,707
Halo Portfolio Advisors	532,069	356,865
Other	28,532	309,266
Net Revenue	$885,217	$1,916,838

Operating income (loss):
Halo Asset Management	$(25,562)	$855,371
Halo Portfolio Advisors	91,616	137,439
Other	(83,215)	(48,418)
Less: Corporate expenses (a)	(502,716)	(665,241)
Operating income (loss):	$(519,877)	$279,151

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

All debt of the Company is on the books of the corporate parent companies HCI and HGI with the exception of the $1,200,000 secured asset promissory note of EHF.  This note is discussed in detail in Note 12.  Interest expense related to the secured asset promissory note totaled $84,000 for the three months ended March 31, 2013, included above in other and in other income (expense) in the consolidated statements of operations.  The remaining $20,158 of the $104,158 interest expense in the consolidated statements of operations for the three months ended March 31, 2013 is included in corporate expenses above.

For the three months ended March 31, 2013 and 2012, there have been no material transactions between reportable units that would materially affect an operating segment profit or loss.  Intercompany transactions are eliminated in the consolidated financial statements.

NOTE 5.  GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need additional financing to fully implement its business plan including continued growth and establishment of a stronger brand name of HAM’s asset management in the distressed asset sector.

There are no assurances that additional financing will be available on favorable terms, or at all.  If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures.  The failure to adequately fund its capital requirements could have a material adverse effect on the Company’s business, financial condition and results of operations.  Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders, and incurring additional indebtedness could involve an increased debt service cash obligation, the imposition of covenants that restrict the Company operations or the Company’s ability to perform on its current debt service requirements.  The Company has incurred an accumulated deficit of $11,198,863 as of March 31, 2013.  However, of the accumulated deficit, $2,110,748 of expense was incurred as stock-based compensation, $447,998 in depreciation expense, and $279,241 in impairment loss on investment in portfolio assets, all of which are non-cash expenses.   Further, $906,278 of the accumulated deficit is related to the issuance of stock dividends, also non cash reductions.  The $3,744,265 total of these non-cash retained earnings reductions represents 33% of the total deficit balance.  Management, in the ordinary course of business, is trying to raise additional capital through sales of common stock as well as seeking financing via equity or debt, or both from third parties.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6.  PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software consist of the following as of March 31, 2013 and December 31, 2012, respectively:

Computers and purchased software	$189,392	$159,159
Furniture and equipment	354,756	352,800
	544,148	511,959
Less: accumulated depreciation	(380,074)	(365,262)
	$164,074	$146,697

Depreciation totaled $14,812 and $18,473 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 7. INVESTMENTS IN PORTFOLIO ASSETS

In December 2010, EHF entered into an agreement to purchase non-performing mortgage notes secured by the property, across the United States, for 6.6% of unpaid principal balance. Total purchase price of the investment was $300,000.  Payments of $20,759 were received during 2011 and applied to the investment.  During 2011, the seller’s estate, including the above mentioned non-performing mortgage notes purchased for $300,000 was placed into receivership with a court appointed receiver of the seller.  The receiver has asserted ownership of the assets in receivership, including the referenced mortgage notes.  As the Company’s right to these assets had been impaired, the Company assessed its ability to reclaim the assets as remote and an impairment of the investment in portfolio assets was warranted.  Accordingly, the Company recognized impairment of the assets of $279,241 as of December 31, 2011.  As of March 31, 2013, the Company still deems the investments in portfolio assets as impaired and as such the value remains $0.

NOTE 8.  ACCRUED AND OTHER LIABILITIES

The Company had $750,473 in accrued liabilities at March 31, 2013.  Included in this accrual is $343,444 in deferred compensation to multiple senior management personnel, $401,159 in accrued interest ($336,000 of this balance related to interest on the secured asset promissory note discussed in more detail in Note 12), and $5,870 in other.  The Company had $601,742 in accrued liabilities at December 31, 2012.  Included in this accrual was $77,296 in salaries and wages payable, $211,936 in deferred compensation to multiple senior management personnel, $311,365 in accrued interest ($252,000 of this balance is discussed in more detail in Note 12), and $1,145 in other.

NOTE 9.  NOTES PAYABLE TO RELATED PARTIES

The notes payable to related parties reside with five related parties as follows;

During March 2011, the Company entered into one unsecured promissory note with a related party (a company director) in the amount of $250,000 (the “2011 Related Party Note”).  The 2011 Related Party Note had a fixed interest amount of $50,000 and a maturity date of July 31, 2011.  On September 20, 2011, the 2011 Related Party Note was amended to include the 2011 Related Party Note plus $52,426 of accrued interest for a total note balance of $302,426.  The 2011 Related Party Note has a 6% interest rate and is a monthly installment note with final maturity of October 2013.  Interest and principal is due upon maturity.  As of March 31, 2013, the 2011 Related Party Note was $204,834, all of which is included in current portion of notes payable to related parties.  As of December 31, 2012, the 2011 Related Party Note was $206,292, all of which is included in current portion of notes payable to related parties.

On September 1, 2011, several previous related party notes totaling $370,639 were amended and consolidated (“the 2011 Consolidated Related Party Note”).  This note bears interest of 6% and has a maturity date of September 15, 2016.  As of March 31, 2013, the 2011 Consolidated Related Party Note balance was $287,929, of which $64,760 is included in current portion of notes payable to related parties.    As of December 31, 2012, the 2011 Consolidated Related Party Note balance was $291,969, of which $49,837 is included in current portion of notes payable to related parties.

As of December 31, 2012, a company director had an outstanding advance to the Company of $100,000, for short term capital.  During the three months ended March 31, 2013, the director advanced an additional $100,000 to the Company for working capital.  At the time of the filing of these consolidated financial statements, the Company and the director had not finalized a maturity date for the advance repayment.  The advance does not accrue interest.  As such, as of March 31, 2013, the advance balance was $200,000, all of which is included in current portion of notes payable to related parties.

In December 2012, the Company’s President and Chief Legal Officer advanced $28,000 to the Company for short term capital.  During the three months ended March 31, 2013, an additional advance of $15,000 was made for working capital.  At the time of the filing of these consolidated financial statements, the Company and the officer had not finalized a maturity date for the advance repayment.  The advance does not accrue interest.  As such, as of March 31, 2013, the advance balance was $43,000, all of which is included in current portion of notes payable to related parties.  Subsequent to March 31, 2013, the $43,000 balance was pain in full.  See additional discussion in Note 18 subsequent event updates.

In December 2012, the Company’s CEO and Director of the Board advanced $12,000 to the Company for short term capital.  During the three months ended March 31, 2013, an additional advance of $40,000 was made for working capital.  At the time of the filing of these consolidated financial statements, the Company and the officer/director had not finalized a maturity date for the advance repayment.  The advance does not accrue interest.  As such, as of March 31, 2013, the advance balance was $52,000, all of which is included in current portion of notes payable to related parties.  Subsequent to March 31, 2013, the $52,000 balance was pain in full.  See additional discussion in Note 18 subsequent event updates.

As of March 31, 2013, the notes payable to related party balance totaled $787,763, of which $564,594 is included in current portion of notes payable to related parties in the consolidated financial statements.  As of December 31, 2012, the notes payable to related party balance totaled $638,261, of which $396,129 is included in current portion of notes payable to related parties in the consolidated financial statements.

The Company incurred $8,093 and $9,465 of interest expense to directors, officers, and other related parties during the three months ended March 31, 2013 and 2012, respectively.  Accrued interest due to directors and other related parties totaled $92,671 at March 31, 2013, of which $62,019 is included in accrued and other current liabilities.  Accrued interest due to directors and other related parties totaled $90,579 at December 31, 2012, of which $55,927 is included in accrued and other current liabilities.

NOTE 10.  NOTES PAYABLE

On August 15, 2011, the Company entered into an agreement with LegacyTexas Bank (“LTB”) to term out a previously outstanding $75,001 line of credit into an 18 month note.  The terms of the new note include an interest rate of 3% with a maturity date of February 15, 2013.  As of March 31, 2013, the note payable balance was $0 (paid in full).  As of December 31, 2012, the note payable balance was $8,509, included in current portion of notes payable.

NOTE 11.  SUBORDINATED DEBT

During January 2010, the Company authorized a $750,000 subordinated debt offering (“Subordinated Offering”), which consists of the issuance of notes paying a 16% coupon with a 1% origination fee at the time of closing.  The maturity date of the notes was originally January 31, 2013, however, subsequent to December 31, 2012, the Company and the subordinated debt holders agreed to an extended maturity date of April 30, 2013.  Repayment terms of the notes included interest only payments through July 31, 2010.  Thereafter, level monthly payments of principal and interest are made as calculated on a 60 month payment amortization schedule with final balloon payment due at maturity.  The rights of holders of notes issued in the Subordinated Offering are subordinated to any and all liens granted by the Company to a commercial bank or other qualified financial institution in connection with lines of credit or other loans extended to the Company in an amount not to exceed $2,000,000, and liens granted by the Company in connection with the purchase of furniture, fixtures or equipment.  This includes the LTB debt disclosed in Note 10.  Since inception of the offering, the Company has raised $420,000 in the Subordinated Offering.  As of March 31, 2013, the remaining balance of this offering, less debt discount (discussed below), totals $203,000.

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

The Company adopted the provisions of ASC 815, “Derivatives and Hedging”.  ASC 815 requires freestanding contracts that are settled in a company’s own stock to be designated as an equity instrument, assets or liability. Under the provisions of ASC 815, a contract designated as an asset or liability must be initially recorded and carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires.  Accordingly, the Company determined that the warrants should be accounted for as derivative liabilities and has recorded the initial value as a debt discount which will be amortized into interest expense using the effective interest method.  As of March 31, 2013, the balance of debt discount was $0 (fully amortized).  As of December 31, 2012, the balance of debt discount was $1,454, included in current portion of subordinated debt.  Subsequent changes to the marked-to-market value of the derivative liability will be recorded in earnings as derivative gains and losses. As of March 31, 2013, there were 112,000 warrants outstanding with a derivative liability of $13,440.  As of December 31, 2012, there were 112,000 warrants outstanding with a derivative liability of $29,351.    The $15,911 decrease in fair value is included in the consolidated statements of operations as gain on change in fair value of derivative.  The Warrants were valued using the Black-Scholes model, which resulted in the fair value of the warrants at $0.12 per share using the following assumptions:

March 31, 2013
Risk-free rate	0.56%
Expected volatility	468.85%
Expected remaining life (in years)	4.00
Dividend yield	0.00%

During August 2012, the Company entered into an additional $25,000 subordinated term note with a current holder of the Company’s subordinated debt.  The note pays an 18% coupon rate with a maturity date of August 31, 2015.  There are no warrants associated with this subordinated term note.  Repayment terms of the note include interest only payments through February 28, 2013.  Thereafter, level monthly payments of principal and interest are made as calculated on a 60 month payment amortization schedule with final balloon payment due at maturity.  The rights of the holder of this note is subordinated to any and all liens granted by the Company to a commercial bank or other qualified financial institution in connection with lines of credit or other loans extended to the Company in an amount not to exceed $2,000,000, and liens granted by the Company in connection with the purchase of furniture, fixtures or equipment.  As of March 31, 2013, the remaining balance of this note totals $25,000.  As of December 31, 2012, the remaining balance of this note totals $25,000.

As of March 31, 2013, the subordinated debt balance was $228,000, of which $208,417 was included in current portion of subordinated debt.  As of December 31, 2012, the subordinated debt balance was $247,546, of which $226,713 was included in current portion of subordinated debt.

Subsequent to March 31, 2013, a significant portion of the balance due on April 30, 2013 was extended to December 31, 2013.  See additional discussion in Note 18 subsequent event updates.

NOTE 12.  SECURED ASSET PROMISSORY NOTE

During December 2010, the Company authorized a debt offering to be secured by real estate assets purchased in connection with Equitas Housing Fund, LLC, (“Equitas Offering”).  The Equitas Offering, which is now closed, generated $1,200,000 in proceeds.  Of the $1,200,000 in proceeds received in December 2010, $300,000 was used to acquire non-performing, residential mortgage notes and the balance was used for mortgage note workout expenses and operational expenses of Halo Asset Management.  The Secured Asset Promissory Notes consist of a 25% coupon with a maturity date of December 31, 2012.  Accrued interest is to be paid quarterly at the end of each fiscal quarter beginning March 31, 2011 through maturity date and continuing until the promissory note has been paid in full.  The rights of the holders of the Secured Asset Promissory Notes include a security interest in the collateral of the above mentioned securities of real estate properties.  As of March 31, 2013, and December 31, 2012, the Secured Asset Promissory Note balance was $1,200,000.  For the three months ended March 31, 2013 and 2012, the Company incurred $84,000 and $75,000, respectively, in interest expense on the note.  As of March 31, 2013, the accrued interest balance was $336,000.  As of December 31, 2012, the accrued interest balance was $252,000.  The unpaid interest has triggered a default interest rate of 28%, effective April 1, 2012.  As of March 31, 2013, the Company is also in default of its maturity date of December 31, 2012.  However, subsequent to March 31, 2013, the Secured Asset Promissory Note was paid in full along with $150,000 of the accrued interest.  The remaining accrued interest was included in a promissory note.  See additional discussion in Note 18 subsequent event updates.

NOTE 13.  RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2013, HAM recognized monthly servicing fee revenue totaling $104,278 from an entity that is an affiliate of the Company.

For the three months ended March 31, 2013 and 2012, the Company incurred interest expense to related parties (See Note 9).

NOTE 14.  INCOME TAXES

For the three months ended March 31, 2013 and 2012, the quarterly effective tax rate of 0% and 0% varies from the U.S. federal statutory rate primarily due to state income taxes, net losses, certain non-deductible expenses and an increase in the valuation allowance associated with the net operating loss carryforwards. Our deferred tax assets related to net operating loss carryforwards remain fully reserved due to uncertainty of utilization of those assets.

Deferred tax assets and liabilities are computed by applying the effective U.S. federal and state income tax rate to the gross amounts of temporary differences and other tax attributes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At March 31, 2013, the Company believed it was more likely than not that future tax benefits from net operating loss carry-forwards and other deferred tax assets would not be realizable through generation of future taxable income and are fully reserved.

The Company has net operating loss (“NOL”) carry-forwards of approximately $5,300,000 available for federal income tax purposes, which expire from 2012 to 2032.  Because of the changes in ownership that occurred on June 30, 2004 and September 30, 2009, prior to GVC merging with HCI, and based on the Section 382 Limitation calculation, the Company will be allowed approximately $6,500 per year of GVC Venture Corp.’s federal NOLs generated prior to June 30, 2004 until they would otherwise expire.

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

Future minimum rental obligations, including the reduction fee, under leases as of March 31, 2013 are as follows:

Years Ending December 31:
2013	$509,975
2014	431,692
2015	1,218
Total minimum lease commitments	$942,885

For the three months ended March 31, 2013 and 2012, the Company incurred facilities rent expense totaling $107,321 and $100,006, respectively.

In the ordinary course of conducting its business, the Company may be subject to loss contingencies including possible disputes or lawsuits.  The Company notes the following;

The Company and certain of its affiliates, officers and directors have been named as defendants in an action filed on December 12, 2011 in the 191st District Court of Dallas County, Texas.  The Plaintiffs allege that the Company has misappropriated funds in connection with offerings of securities during 2010 and 2011.  The complaint further alleges that Defendants engaged in fraudulent inducement, negligent misrepresentation, fraud, breach of fiduciary duty, negligence, breach of contract, unjust enrichment, conversion, violation of the Texas Securities Act, and civil conspiracy.  The Plaintiffs amended their Petition on April 24, 2012 and dropped the conversion and civil conspiracy claims.  The action seeks an injunction and a demand for accounting along with damages in the amount of $4,898,157.  The Company has taken the position that the Plaintiff’s claims have no merit, and accordingly is defending the matter vigorously.  Defendants have filed a general denial of the claims as well as a Motion to Designate Responsible Third Parties whom Defendants believe are responsible for any damages Plaintiffs may have incurred.  Defendants have also filed a Motion for Sanctions against the Plaintiffs and their counsel arguing, among other things, that (i) Plaintiffs’ claims are “judicially stopped” from moving forward by virtue of the fact that the same Plaintiffs previously filed suit against separate entities and parties with dramatically opposed and contradicting views and facts; (ii) Plaintiffs have asserted claims against Defendants without any basis in law or fact; and (iii) Plaintiffs have made accusations against Defendants that Plaintiffs know to be false.  Additionally, Defendants have filed a no evidence Motion for Summary Judgment which was scheduled to be heard in October of 2012.  The Plaintiffs requested and were granted a six month continuance on the hearing of that motion.  The Plaintiffs have also filed a Motion to Stay the case pending the outcome of the Company’s lawsuit with the insurance companies which the Company has opposed.  Initially the motion to stay was granted and Defendants moved for reconsideration.  The parties were alerted that the court had reversed the Stay on appeal but to date, the order reversing the Stay has not been entered.

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

NOTE 16. STOCK OPTIONS

The Company granted stock options to certain employees under the HGI 2007 Stock Plan, as amended (the “Plan”).   The Company was authorized to issue 2,950,000 shares subject to options, or stock purchase rights under the Plan.  These options (i) vest over a period no greater than two years, (ii) are contingently exercisable upon the occurrence of a specified event as defined by the option agreements, and (iii) expire three months following termination of employment or five years from the date of grant depending on whether or not the options were granted as incentive options or non-qualified options.  At September 30, 2009, pursuant to the terms of the merger, all options granted prior to the merger were assumed by the Company and any options available for issuance under the Plan but unissued, have been forfeited and consequently the Company has no additional shares subject to options or stock purchase rights available for issuance under the Plan.  As of March 31, 2013, 438,300 option shares have been exercised.  Total stock options outstanding through March 31, 2013 total 1,215,150.  The weighted average remaining contractual life of the outstanding options at March 31, 2013 is approximately 1.2 years.

A summary of stock option activity in the Plan is as follows:

			Weighted
		Exercise	Average
	Number of	Price	Exercise
	Options	Per Option	Price
Outstanding at December 31, 2011	1,462,350	$0.01 – 1.59	$0.81
Granted	-	-	-
Exercised	(10,000)	0.01	0.01
Canceled	(237,200)	0.01	0.01
Outstanding at December 31, 2012	1,215,150	$0.01 – 1.59	$0.97
Granted	-	-	-
Exercised	-	-	-
Canceled	-	-	-
Outstanding at March 31, 2013	1,215,150	$0.01 – 1.59	$0.97

All stock options granted under the Plan and as of March 31, 2013 became exercisable upon the occurrence of the merger that occurred on September 30, 2009.  As such, equity-based compensation for the options was recognized in earnings from issuance date of the options over the vesting period of the options effective September 30, 2009.  Total compensation cost expensed over the vesting period of stock options was $2,103,948, all of which was expensed as of September 30, 2011.

On July 19, 2010, the board of directors approved the Company’s 2010 Incentive Stock Plan (“2010 Stock Plan”).  The 2010 Stock Plan allows for the reservation of 7,000,000 shares of the Company’s common stock for issuance under the plan.  The 2010 Stock Plan became effective July 19, 2010 and terminates July 18, 2020.  As of March 31, 2013, 20,000 shares were granted under the 2010 Stock Plan with an exercise price of $0.34 per option.  These are the only shares that have been issued under the 2010 Stock Plan.  The shares granted vested immediately and can become exercisable for so long as the Company remains a reporting company under the Securities Exchange Act of 1934.  Total compensation cost expensed over the vesting period of the stock options was $6,800, all of which was expensed in the year ended December 31, 2012.  As of March 31, 2013, none of the shares issued under the 2010 Stock Plan have been exercised.

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

As mentioned above, the Agreement provides for “clawback” provisions, pursuant to which all of the shares of Halo Common Stock issued to the member of EAM are subject to forfeiture in the event certain financial metrics are not timely achieved.  The financial metrics call for significant cash generation by EHF within the first 12 months, and within the first 24 months following the closing date.  We refer you to Section 2(b)(i) and (ii) of the Agreement, for the specifics of the clawback provisions.  As of December 31, 2012, no cash was generated by EHF.  The times to meet both the 12 month and 24 month financial metrics have lapsed and the metrics have not been met.  Based upon the events that have transpired, and the lack of progress toward the financial metrics, the Company demanded that the recipients of the shares of Halo Common Stock give effect to both clawback provisions and immediately forfeit back all of the Halo shares issued to such recipients – an aggregate of 21,200,000 shares.  Additionally, the Company has instructed the Company’s transfer agent to cancel all of the shares of Company Common Stock issued pursuant to the Agreement.  To date, the Company’s transfer agent has refused to cancel the shares without either (i) presentation of the physical certificates to the transfer agent, or (ii) a court order requiring the transfer agent to cancel.  At the time of issuing these consolidated financial statements, the Company has been unsuccessful in its attempts to procure the physical certificates for presentment to the transfer agent, and the Company has yet to secure a court order requiring the transfer agent to cancel the certificates.  Accordingly, the 21,200,000 shares issued are still outstanding at March 31, 2013.

The Company’s total common shares outstanding totaled 66,364,083 at March 31, 2013.

Preferred Stock

In connection with the merger, the Company authorized 1,000,000 shares of Series Z Convertible Preferred Stock with a par value of $0.01 per share (the “Series Z Convertible Preferred”).  The number of shares of Series Z Preferred Stock may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series Z Preferred Shares to less than the number of shares then issued and outstanding.  In the event any Series Z Preferred Shares shall be converted, (i) the Series Z Preferred Shares so converted shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series Z Preferred Shares set forth in this section shall be automatically reduced by the number of Series Z Preferred Shares so converted and the number of shares of the Corporation’s undesignated Preferred Stock shall be deemed increased by such number.  The Series Z Convertible Preferred is convertible into common shares at the rate of 45 shares of common per one share of Series Z Convertible Preferred.  The Series Z Convertible Preferred has liquidation and other rights in preference to all other equity instruments.  Simultaneously upon conversion of the remaining Series A Preferred, Series B Preferred, and Series C Preferred and exercise of any outstanding stock options issued under the HGI 2007 Stock Plan into Series Z Convertible Preferred, they will automatically, without any action on the part of the holders, be converted into common shares of the Company.  Since the merger, in connection with the exercise of stock options into common stock and converted Series A Preferred, Series B Preferred and Series C Preferred as noted above, 82,508 shares of Series Z Convertible Preferred were automatically authorized and converted into shares of the Company’s common stock leaving 917,492 shares of authorized undesignated Preferred Stock in the Company in accordance with the Series Z Convertible Preferred certificate of designation.  As of March 31, 2013, there were 82,508 shares of Series Z Preferred authorized with zero shares issued and outstanding.

The Company authorized 175,000 shares of Series X Convertible Preferred Stock with a par value of $0.01 per share (the “Series X Preferred”).  The number of shares of Series X Preferred may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series X Preferred to less than the number of shares then issued and outstanding.  In the event any Series X Preferred Shares shall be redeemed, (i) the Series X Preferred so redeemed shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series X Preferred Shares set forth in this section shall be automatically reduced by the number of Series X Preferred Shares so redeemed and the number of shares of the Corporation's undesignated Preferred Stock shall be deemed increased by such number.  The Series X Preferred Shares rank senior to the Company’s common stock to the extent of $10.00 per Series X Preferred Shares and on a parity with the Company’s common stock as to amounts in excess thereof.  The holders of Series X Preferred shall not have voting rights.  Holders of the Series X Preferred shall be entitled to receive, when and as declared by the board of directors, dividends at an annual rate of 9% payable in cash when declared by the board.  Holders of Series X Preferred have a liquidation preference per share equal to $10.00.  The liquidation preference was $1,436,770 as of March 31, 2013.  As of March 31, 2013, there were 143,677 shares authorized with 143,677 shares issued and outstanding.  Of the 143,677 shares issued and outstanding, 53,677 shares were related to the 2010 conversion from notes payable due to related parties.  The remaining 90,000 shares were issued for cash consideration.

In April 2012, the Company authorized 100,000 shares of Series E Convertible Preferred Stock (the “Series E Preferred”) with a par value of $0.001 per share, at ten dollars ($10.00) per share with a conversion rate of fifty (50) shares of the Company’s common stock for one share of Series E Preferred.  The number of shares of Series E Preferred may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series E Preferred to less than the number of shares then issued and outstanding.  In the event any Series E Preferred Shares shall be converted, (i) the Series E Preferred so converted shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series E Preferred Shares set forth shall be automatically reduced by the number of Series E Preferred Shares so converted and the number of shares of the Corporation's undesignated Preferred Stock shall be deemed increased by such number.  The Series E Preferred Shares rank senior to the Company’s common stock to the extent of $10.00 per Series E Preferred Shares and on a parity with the Company’s common stock as to amounts in excess thereof.  The holders of Series E Preferred shall not have voting rights.  Holders of the Series E Preferred shall be entitled to receive, when and as declared by the board of directors, dividends at an annual rate of 9% payable in cash or common stock when declared by the board.  Holders of Series E Preferred have a liquidation preference per share equal to $10.00.  The liquidation preference was $700,000 as of March 31, 2013..  Each share of Series E Preferred, if not previously converted by the holder, will automatically be converted into common stock at the then applicable conversion rate after thirty six months from the date of purchase.  As of March 31, 2013, there were 70,000 shares issued and outstanding with total cash consideration of $700,000, convertible into 3,500,000 shares of the Company’s common stock.

The HGI Series A Convertible Preferred Stock (the “Series A Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series A Preferred would be entitled to upon conversion, as defined in the Series A Preferred certificate of designation.  The liquidation preference was $617,228, of which $57,729 is an accrued (but undeclared) dividend as of March 31, 2013.  Holders of the Series A Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company.  The Series A Preferred is convertible into the Company’s common stock at a conversion price of $1.25 per share.  The Series A Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company.  The Series A Preferred is redeemable at the option of the Company at $1.80 per share prior to conversion.  As of March 31, 2013, there have been 127,001 shares of Series A Preferred converted or redeemed.  The Series A Preferred does not have voting rights.   The Series A Preferred ranks senior to the following capital stock of the Company: (a) Series B Preferred, and (b) Series C Preferred.

The HGI Series B Convertible Preferred Stock (the “Series B Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series B Preferred would be entitled to upon conversion.  The liquidation preference was $507,461, of which $47,549 is an accrued (but undeclared) dividend as of March 31, 2013.  Holders of the Series B Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company.  The Series B Preferred is convertible into the Company’s common stock at a conversion price of $1.74 per share.  The Series B Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company.  The Series B Preferred is redeemable at the option of the Company at $2.30 per share prior to conversion.  As of March 31, 2013, there have been 270,044 shares of Series B Preferred converted or redeemed.  The Series B Preferred does not have voting rights.  Series B Preferred ranks senior to the following capital stock of the Company: the Series C Preferred.

The HGI Series C Convertible Preferred Stock (the “Series C Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series C Preferred would be entitled to upon conversion.  The liquidation preference was $342,122, of which $32,122 is an accrued (but undeclared) dividend as of March 31, 2013.  Holders of the Series C Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company.  The Series C Preferred is convertible into the Company’s common stock at an initial conversion price of $2.27 per share.  The Series C Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company.  The Series C Preferred is redeemable at the option of the Company at $2.75 per share prior to conversion.  As of March 31, 2013, there have been 28,000 shares of Series C Preferred converted or redeemed.   The Series C Preferred does not have voting rights.   Series C Preferred ranks senior to the following capital stock of the Company: None.

The Company had issued and outstanding at March 31, 2013, 372,999 shares of Series A Preferred, 229,956 shares of Series B Preferred, and 124,000 shares of Series C Preferred, all with a par value of $0.001.

NOTE 18.  SUBSEQUENT EVENTS

In April 2013, the Company successfully agreed to an extension of maturity date on $163,333 of the $196,000 subordinated debt balloon payment due on April 30, 2013.  The extended balloon payment maturity date is December 31, 2013.  The Company will still continue to make its regularly scheduled monthly principal and accrued interest payments thru December 31, 2013.  The remaining $32,667 in subordinated debt that matured on April 30, 2013 was paid in full.

In April 2013, the Company received $80,000 of the remaining $155,000 promissory note receivable (discussed in Note 1).  The Company and the purchaser agreed to an extended payment term of the remaining $75,000 note receivable, which allows for six monthly $5,000 payments starting May 31, 2013 thru October 31, 2013, with the final $45,000 balance due in full on November 30, 2013.

In early May 2013, the Company recognized and realized $1,700,000 in success fee revenues on a trade sale of performing notes, non performing notes, and REO properties from one Halo customer to a second Halo customer.  The Company used those proceeds to pay off the $1,200,000 secured asset promissory note along with $150,000 in accrued interest on that note.  Halo and the secured asset promissory note holder agreed to include the remaining accrued interest into a promissory note due December 31, 2013.  The new promissory note will accrue interest at a 10% annual rate, with interest only payments due periodically and final balloon payment due at maturity.  Subsequent to the payment and new promissory note of accrued interest, the Company is no longer in default with its secured asset promissory note holder.

The Company also used the proceeds to pay off (in full) $43,000 and $52,000 in note payables to related parties to the Company’s President and CEO, respectively.

On certain assets sold in the trade sale noted above, the Company will earn its initial asset management fee for assets the customer desires to remain on the Halo platform and be serviced and managed by Halo.

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

Currently, HAM is under contract to manage and service approximately 5,500 assets in various stages of their life-cycle including REO, non-performing loans, re-performing note modifications, and performing owner financed contract-for-deeds.  As the Company currently has the management, infrastructure, and physical work area capacity to scale and support additional assets under contract, it is actively seeking new clients as well as helping existing clients increase their respective asset pool.  The Company believes that the country is in a long term deleveraging cycle whereby home financing will continue to be difficult to obtain.  For this same reason, we believe that investors will continue to be able to purchase assets in bulk from large institutional sellers at deep discounts and Halo’s goal is to establish itself, with the help of its unique technology platform and key servicing and vendor relationships, as the premier asset manager/servicer in the distressed non-performing loan and REO industry.

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

Our management team is well-positioned to execute its business plan.  At its core, the plan seeks to execute on delivering asset management, valued analytics, and consumer financial rehabilitation to mid-size institutional and private investors.

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

Results of Operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012

To completely understand the Company’s results, the below discussion should be read in conjunction with Note 4 Operating Segments of the consolidated financial statements.

Revenues

For the three months ended March 31, 2013, revenue decreased $1,031,621 and 54% to $885,217 from $1,916,838 for the three months ended March 31, 2012.  Of the $1,031,621 decrease, $926,091 or 90% is related to HAM.   As discussed in Note 2 of the consolidated financial statements, HAM revenues include boarding and initial asset management fees, success fees, and its monthly servicing fee.  During the three months ended March 31, 2013, there was a material reduction in new assets boarded compared to the three months ended March 31, 2012 and thus a reduction in the initial asset management fee.  The material reduction was related to one significant client boarding in early 2012 compared to 2013.  The Company also saw a reduction in its success fees during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  This reduction is primarily attributable to the volume of assets in our book considered serviceable in early 2012 compared to early 2013.  As the Company successfully earns a default/disposition success fee on a unit, that unit is no longer in its potential success fee pipeline.  As the pipeline of units decreases, the Company would expect its overall success fees to decrease (all other factors such as reset value, workout rate, etc. remaining the same).  The reduction in initial asset management fees and success fees was offset by an increase in monthly service fees for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  Offsetting the above revenue decreases in HAM are revenue increases of $175,204 and 49% in HPA for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  This is primarily attributable to the increase of assets under management as well as fees associated with portfolio strategy consulting and portfolio acquisition support.  The Company continues to focus on its HAM and HPA subsidiaries as its primary revenue producers, both in the short term, and in its long term growth plans.  The remaining variance (decrease in revenue) is related to previous immaterial subsidiaries of the Company having some transactional revenue for the three months ended March 31, 2012 compared to zero activity for the three months ended March 31, 2013 (entities sold in 2012 as discussed in the annual financial statements for the year ending December 31, 2012).

Overall, looking forward to the remainder of 2013 (the second full calendar year that HAM has been operational), the Company continues to evaluate and refine its sales and marketing process to increase its earning potential.  This process has and will continue to include management evaluating its sales methodology, sale closing efficiency, personnel and incentives, marketing sources, technology support, asset count, type of assets under management, and customer base.

Operating Expenses

Sales and marketing expenses include advertising, marketing, and direct sales costs incurred including appraisals, credit reports, and contract service commissions.  The majority of contract service commissions include those commissions directly associated with the Company’s sales in both HAM and HPA.  Sales and marketing expenses decreased $90,136 and 17% to $439,635 for the three months ended March 31, 2013 from $529,771 for the three months ended March 31, 2012.  This decrease is attributable to the HGR subsidiary being sold at the end of January 2012, and as such there were no commission costs incurred (nor revenue generated) by HGR for the three months ended March 31, 2013, compared to HGR being operational for January 2012.  The decrease is also attributable to a reduction in contract service cost from the Company’s servicer (external non-salaried sales force) for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, in line with the Company’s reduction of success fees discussed above.  When regulation requires, the Company outsources part of its sales process to its licensed sub servicer.  As success fees decrease related to the Company’s note modification default strategy, the contract service cost related to those success fees also decreases.  The decrease is offset by an increase in variable contract service costs incurred in HPA for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, consistent with the above noted increases in revenues in HPA over the same time period.

General and administrative expenses decreased $58,029 and 16% to $296,781 for the three months ended March 31, 2013 from $354,810 for the three months ended March 31, 2012.  The variance is primarily attributable to multiple variances including legal fees (company recovered previously incurred legal cost from its insurance carrier’s coverage in defending the litigation matters discussed in Note 15 to the consolidated financial statements), general insurance expense, utilities, and general overhead expenditures.

Salaries, wages and benefits decreased $47,570 and 8% to $580,431 for the three months ended March 31, 2013 from $628,001 for the three months ended March 31, 2012.  The decrease is primarily attributable to a reduction in overall employee headcount primarily in the HGR, HDS, HCS, and HFS entities that were operational during the first part of 2012 until sold, as discussed in Note 2 of the consolidated financial statements.  The above decreases are offset by the increase in payroll in HAM as the company continues implementing its business plan.  Looking forward to the remainder of 2013, the Company anticipates increasing its headcount in the HAM subsidiary in line with the growth of asset units managed under HAM.  As salaries, wages and benefits are the most significant cost to the Company, management actively monitors this cost to ensure it is in line with our business plan.

The Company experienced an overall decrease in its net income of $799,028 and 286% to a net loss of $519,877 for the three months ended March 31, 2013 from net income of $279,151 for the three months ended March 31, 2012, primarily attributable to the reasons noted above.

Significant Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.  These policies are contained in Note 2 to the consolidated financial statements and included in Note 2 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no significant changes in our significant accounting policies since the last fiscal year end 2012.

Liquidity and Capital Resources

As of March 31, 2013, the Company had cash and cash equivalents of $37,235.  The decrease of $146,886 in cash and cash equivalents from December 31, 2012 was due to net cash used in operating activities and investing activities of $244,690 and $22,189, respectively, offset by net cash provided by financing activities of $119,993.

Net cash used in operating activities was $244,690 for the three months ended March 31, 2013, compared to $463,248 net cash used in operating activities for the three months ended March 31, 2012.  The net cash used in operating activities for the three months ended March 31, 2013 was due to net loss of $519,877 adjusted primarily by the following: (1) an increase in accounts payable of $210,573 and accrued and other liabilities of $144,731, (2) offset by a decrease in deferred rent of $46,556 and an increase in trade accounts receivable of $42,141.  The remaining immaterial variance is related to non cash depreciation and amortization, bad debt expense, non cash gain on the change in fair value of derivative, and an increase in deferred revenue.

The accounts payable increase of $210,573 is primarily the result of the timing of payments in monthly vendor commitments and payables.  As the Company has seen declines in its top line revenues, expenses have also declined accordingly.  However, the Company strategically and pro-actively monitors the timing and aging of vendor payables and cash flow outlays.  The $148,731 increase in accrued and other liabilities is primarily related to both the increase in deferred compensation to a portion of the management team and an increase in accrued interest at March 31, 2013, compared to December 31, 2012.  The accrued interest is primarily related to the secured asset promissory note discussed in Note 12 of the consolidated financials.  The increase in accrued and other liabilities is offset by a decrease in salaries and wages payable due to the timing of the payroll pay date for the period ending December 31, 2012 compared to March 31, 2013.  The decrease in deferred rent of $46,556 is due to the Company paying more in monthly contractual rental cash payments than straight line rent expense.  The increase in trade accounts receivable of 42,141 is primarily related to the increase in account receivable balance in HPA as of March 31, 2013, compared to December 31, 2012, offset by the decrease in accounts receivable in HAM over the same time period.

Net cash used in investing activities was $22,189 for the three months ended March 31, 2013, compared to net cash provided by investing activities of $37,550 for the three months ended March 31, 2012.   Investing activities for the three months ended March 31, 2013 consisted primarily of $32,189 in purchases of software and computer equipment, offset by $10,000 in proceeds received on the note receivable from the sale of the HDS, HFS, and HCS subsidiaries.

Net cash provided by financing activities was $119,993 for the three months ended March 31, 2013, compared to net cash used in financing activities of $109,698 for the three months ended March 31, 2012.  Financing activities for the three months ended March 31, 2013 consisted primarily of the proceeds received of $157,011 from notes payable to related parties, offset by $8,509 payment of principal on notes payable, $7,509 payment of principal on notes payable to related parties, and $21,000 in principal payments on subordinated debt.

As shown below, at March 31, 2013, our contractual cash obligations totaled approximately $3,590,459, all of which consisted of operating lease obligations and debt principal and accrued interest repayment.

	Payments due by December 31,
Contractual Obligations	2013	2014-2015	2016-2017	2018 & Thereafter	Total
Debt Obligations	$2,349,836	$227,613	$70,125	$0	$2,647,574

Operating Lease Obligations	$509,975	$432,910	$0	$0	$942,885

Total Contractual Cash Obligations	$2,859,811	$660,523	$70,125	$0	$3,590,459

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need additional cash flows generated by operations and/or additional financing to fund additional material capital expenditures and to fully implement its business plan, including asset management and mortgage servicing of distressed asset sectors.  There are no assurances that additional operational cash flow will be generated or that financing will be available on favorable terms, if at all.  If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures as a way to supplement the cash flows generated by operations.  The Company has a backlog of fees under contract in addition to the Company’s accounts receivable balance.  The failure to adequately fund its capital requirements could have a material adverse effect on our business, financial condition and results of operations.  Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders, and incurring additional indebtedness could involve the imposition of covenants that restrict our operations.  Management, in the normal course of business, is trying to raise additional capital through sales of common stock as well as seeking financing from third parties, via both debt and equity, to balance the Company’s cash requirements and to finance specific capital projects.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk.  Our business is highly leveraged and, accordingly, is sensitive to fluctuations in interest rates. Any significant increase in interest rates could have a material adverse effect on our financial condition and ability to continue as a going concern.

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

Part II - Other Information

Item 1. Legal Proceedings

The Company and certain of its affiliates, officers and directors have been named as defendants in an action filed on December 12, 2011 in the 191st District Court of Dallas County, Texas.  The Plaintiffs allege that the Company has misappropriated funds in connection with offerings of securities during 2010 and 2011.  The complaint further alleges that Defendants engaged in fraudulent inducement, negligent misrepresentation, fraud, breach of fiduciary duty, negligence, breach of contract, unjust enrichment, conversion, violation of the Texas Securities Act, and civil conspiracy.  The Plaintiffs amended their Petition on April 24, 2012 and dropped the conversion and civil conspiracy claims.  The action seeks an injunction and a demand for accounting along with damages in the amount of $4,898,157.  The Company has taken the position that the Plaintiff’s claims have no merit, and accordingly is defending the matter vigorously.  Defendants have filed a general denial of the claims as well as a Motion to Designate Responsible Third Parties whom Defendants believe are responsible for any damages Plaintiffs may have incurred.  Defendants have also filed a Motion for Sanctions against the Plaintiffs and their counsel arguing, among other things, that (i) Plaintiffs’ claims are “judicially stopped” from moving forward by virtue of the fact that the same Plaintiffs previously filed suit against separate entities and parties with dramatically opposed and contradicting views and facts; (ii) Plaintiffs have asserted claims against Defendants without any basis in law or fact; and (iii) Plaintiffs have made accusations against Defendants that Plaintiffs know to be false.  Additionally, Defendants have filed a no evidence Motion for Summary Judgment which was scheduled to be heard in October of 2012.  The Plaintiffs requested and were granted a six month continuance on the hearing of that motion.  The Plaintiffs have also filed a Motion to Stay the case pending the outcome of the Company’s lawsuit with the insurance companies which the Company has opposed.  Initially the motion to stay was granted and Defendants moved for reconsideration.  The parties were alerted that the court had reversed the Stay on appeal but to date, the order reversing the Stay has not been entered.

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

See Note 15 to the consolidated financial statements for more information.

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

Specific laws which affect Halo Asset Management and Halo Portfolio Advisors in particular are the following:  The Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (“S.A.F.E. Act”), the Fair Debt Collection Practices Act (“FDCPA”), and the Real Estate Settlement Procedures Act (“Regulation X” or “RESPA”).  Currently, the Company believes it is fully compliant with each of these laws.  The Company believes that these laws, as currently enacted, provide barriers to entry for potential competitors, by virtue of their respective bonding and licensing requirements, and the overall cost of compliance.  The Company believes that Halo Asset Management and Halo Portfolio Advisors maintain a competitive advantage in the marketplace because of these barriers to entry.

In addition to the referenced federal laws and regulations, state mortgage origination and mortgage servicing laws and regulations also affect the Halo Asset Management and Halo Portfolio Advisors businesses, by providing further barriers to entry as well as additional compliance and enforcement procedures for our unlicensed, noncompliant competition.  The Company believes it is currently compliant with all relevant state laws and regulations in the states in which the Company does business, however, if the relevant laws and regulations were to change in the states where the Company has its highest concentration of business, such change could have an adverse impact on the Company’s operating strategy and overall revenues.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

During December 2010, the Company authorized a debt offering to be secured by real estate assets purchased in connection with Equitas Housing Fund, LLC, (“Equitas Offering”).  The Equitas Offering, which is now closed, generated $1,200,000 in proceeds.  Of the $1,200,000 in proceeds received in December 2010, $300,000 was used to acquire non-performing, residential mortgage notes and the balance was used for mortgage note workout expenses and operational expenses of Halo Asset Management.  The Secured Asset Promissory Notes consist of a 25% coupon with a maturity date of December 31, 2012.  Accrued interest is to be paid quarterly at the end of each fiscal quarter beginning March 31, 2011 through maturity date and continuing until the promissory note has been paid in full.  The rights of the holders of the Secured Asset Promissory Notes include a security interest in the collateral of the above mentioned securities of real estate properties.  As of March 31, 2013, and December 31, 2012, the Secured Asset Promissory Note balance was $1,200,000.  For the three months ended March 31, 2013 and 2012, the Company incurred $84,000 and $75,000, respectively, in interest expense on the note.  As of March 31, 2013, the accrued interest balance was $336,000.  As of December 31, 2012, the accrued interest balance was $252,000.  The unpaid interest has triggered a default interest rate of 28%, effective April 1, 2012.  As of March 31, 2013, the Company is also in default of its maturity date of December 31, 2012.  However, subsequent to March 31, 2013, the Secured Asset Promissory Note was paid in full along with $150,000 of the accrued interest.  The remaining accrued interest was included in a promissory note.  See additional discussion in Note 18 subsequent event updates of the consolidated financial statements.

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

Date: May 15, 2013	By:	/s/ Brandon Cade Thompson
Brandon Cade Thompson
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2013	By:	/s/ Robbie Hicks
Robbie Hicks
Chief Accounting Officer
(Principal Financial Officer)