Form 10-Q
period 2013-06-30
Halo Companies, Inc.
filed 2013-08-14
CIK 814286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes  [_] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, August 14, 2013:

66,364,083 shares of Common Stock, $.001 par value per share outstanding.

1

Halo Companies, Inc.

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets at June 30, 2013 (unaudited) and December 31, 2012	3
	Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2013 and 2012	4
	Consolidated Statements of Changes in Equity (Deficit) (unaudited) for the six months ended June 30, 2013 and 2012	5
	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2013 and 2012	6
	Notes to Consolidated Financial Statements	7-22
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 4T.	Controls and Procedures	28

PART II.  OTHER INFORMATION

Part 1 – Financial Information

Item 1. Financial Statements

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2013	December 31, 2012
	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$82,968	$184,121
Trade accounts receivable, net of allowance for doubtful
accounts of $375,665 and $375,665, respectively	378,775	183,151
Note receivable	65,000	165,000
Total current assets	526,743	532,272

PROPERTY, EQUIPMENT AND SOFTWARE, net	179,378	146,697
DEPOSITS AND OTHER ASSETS	45,000	45,000

TOTAL ASSETS	$751,121	$723,969

LIABILITIES AND (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$976,514	$700,348
Accrued and other liabilities (including $56,207 and
$55,927 to related parties, respectively)	720,079	601,742
Deferred revenue	31,500	11,300
Current portion of secured asset promissory note	—	1,200,000
Current portion of subordinated debt	157,084	226,713
Current portion of notes payable to related parties	457,574	396,129
Current portion of notes payable	—	8,509
Current portion of deferred rent	186,227	186,227
Total current liabilities	2,528,978	3,330,968

NOTES PAYABLE TO RELATED PARTIES, LESS CURRENT PORTION	222,147	242,132
SUBORDINATED DEBT, LESS CURRENT PORTION	18,333	20,833
ACCRUED INTEREST ON RELATED PARTY NOTES, LESS CURRENT PORTION	29,833	34,652
DERIVATIVE LIABILITY	19,367	29,351
DEFERRED RENT, LESS CURRENT PORTION	27,003	120,117
Total liabilities	2,845,661	3,778,053

(DEFICIT) EQUITY
Series Z Convertible Preferred Stock, par value $0.01 per share; 82,508 shares
authorized; 0 shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Preferred Stock, par value $0.001 per share; 917,492 shares
authorized; 0 shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Series X Convertible Preferred Stock, par value $0.01 per share; 143,677 shares authorized; 143,677 shares issued and outstanding at June 30, 2013 and December 31, 2012,
liquidation preference of $1,436,770	1,437	1,437
Series E Convertible Preferred Stock, par value $0.001 per share; 100,000 shares authorized;
70,000 shares issued and outstanding at June 30, 2013 and December 31, 2012,
respectively, liquidation preference of $700,000	70	70
Halo Group, Inc. Preferred Stock, par value $0.001 per share; 2,000,000 shares authorized
Series A Convertible Preferred Stock;
372,999 shares issued and outstanding at June 30, 2013 and December 31, 2012
liquidation preference of $629,376	373	373
Series B Convertible Preferred Stock;
229,956 shares issued and outstanding at June 30, 2013 and December 31, 2012
liquidation preference of $517,336	230	230
Series C Convertible Preferred Stock;
124,000 shares issued and outstanding at June 30, 2013 and December 31, 2012
liquidation preference of $348,826	124	124
Common Stock, par value $0.001 per share; 375,000,000 shares authorized;
66,364,083 shares issued and outstanding
at June 30, 2013 and December 31, 2012	66,364	66,364
Additional paid-in capital	7,638,764	7,638,764
Accumulated deficit	(9,801,902)	(10,678,986)
Total (deficit) equity	(2,094,540)	(2,971,624)
NONCONTROLLING INTEREST	—	(82,460)
Total shareholders' (deficit) equity	(2,094,540)	(3,054,084)
TOTAL LIABILITIES AND (DEFICIT) EQUITY	$751,121	$723,969

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
REVENUE (including $126,706, $0, $230,984
and $0 from related parties, respectively)	$2,983,081	$760,280	$3,868,298	$2,677,118

OPERATING EXPENSES
Sales and marketing expenses	581,828	328,175	1,021,463	857,946
General and administrative expenses	263,197	378,156	559,978	732,966
Salaries, wages, and benefits	576,884	657,480	1,157,315	1,285,481
Total operating expenses	1,421,909	1,363,811	2,738,756	2,876,393

OPERATING INCOME (LOSS)	1,561,172	(603,531)	1,129,542	(199,275)

OTHER INCOME (EXPENSE)
Gain (loss) on change in fair value of derivative	(5,927)	208	9,984	(13,110)
Wind down of noncontrolling interest subsidiary	(82,460)	—	(82,460)	—
Loss on sale of HGR subsidiary	—	—	—	(7,500)
Interest expense (including $8,077, $9,018, $16,170 and
$18,483 to related parties, respectively)	(52,201)	(100,590)	(156,359)	(203,888)
Net income (loss) from operations, before income tax provision	1,420,584	(703,913)	900,707	(423,773)

INCOME TAX PROVISION	23,623	30,400	23,623	30,400

NET INCOME (LOSS)	1,396,961	(734,313)	877,084	(454,173)

Gain attributable to the noncontrolling interest	—	(308)	—	(1,297)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,396,961	$(734,621)	$877,084	$(455,470)

Earning per share:
Basic	$0.02	$(0.01)	$0.01	$(0.01)
Diluted	$0.02	$(0.01)	$0.01	$(0.01)

Weighted Average Shares Outstanding
Basic	66,364,083	66,359,083	66,364,083	65,929,295
Diluted	71,924,260	66,359,083	71,924,260	65,929,295

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN (DEFICIT) EQUITY

For the Six Months Ended June 30, 2013 and 2012

(Unaudited)

	Halo Companies, Inc. Common Stock		Halo Companies, Inc. Series X Convertible Preferred Stock		Halo Companies, Inc. Series E Convertible Preferred Stock		Halo Group, Inc. Series A Convertible Preferred Stock		Halo Group, Inc. Series B Convertible Preferred Stock		Halo Group, Inc. Series C Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2011	65,494,506	$65,495	152,177	$1,522	—	$—	372,999	$373	229,956	$230	124,000	$124	7,000,218	$(9,679,700)	$(82,379)	$(2,694,117)

Exercise of Stock Options	10,000	10	—	—	—	—	—	—	—	—	—	—	90	—	—	$100

Issuance of Common Shares	79,546	80	—	—	—	—	—	—	—	—	—	—	17,420	—	—	17,500

Discretionary redemption of Series X Convertible Preferred Stock	—	—	(6,000)	(60)	—	—	—	—	—	—	—	—	(59,940)	—	—	(60,000)

Issuance of Common Stock Shares as payment of stock dividends	780,031	780	—	—	—	—	—	—	—	—	—	—	(780)	—	—	—

Issuance of Series E Convertible Preferred Stock for cash	—	—	—	—	55,000	550	—	—	—	—	—	—	549,450	—	—	550,000

Net loss attributable to common shareholders	—	—	—	—	—	—	—	—	—	—	—	—	—	(455,470)	—	(455,470)

Allocation of gain to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,297	1,297

Balance at June 30, 2012	66,364,083	$66,365	146,177	$1,462	55,000	$550	372,999	$373	229,956	$230	124,000	$124	$7,506,458	$(10,135,170)	$(81,082)	$(2,640,690)

Balance at December 31, 2012	66,364,083	$66,364	143,677	$1,437	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$7,638,764	$(10,678,986)	$(82,460)	$(3,054,084)

Net income attributable to common shareholders	—	—	—	—	—	—	—	—	—	—	—	—	—	877,084	—	877,084

Wind down of noncontrolling interest subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	—	82,460	82,460

Balance at June 30, 2013	66,364,083	$66,364	143,677	$1,437	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$7,638,764	$(9,801,902)	$—	$(2,094,540)

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2013 and 2012

(Unaudited)

	For the Six Months Ended
	June 30, 2013	June 30, 2012
CASH FLOWS FROM OPERATIONS

Net income (loss)	$877,084	$(455,470)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	29,386	40,451
Amortization of debt discount	1,454	4,361
Bad debt expense	931	7,797
(Gain) loss on change in fair value of derivative	(9,984)	13,110
Stock based payment for services	—	17,500
Loss on sale of HGR subsidiary	—	7,500
Noncontrolling interest	82,460	1,297
Changes in operating assets and liabilities:
Accounts receivable	(196,555)	310,656
Deposits and other assets	—	(20,000)
Accounts payable	276,166	(85,906)
Accrued and other liabilities	113,518	(35,010)
Deferred rent	(93,114)	(31,477)
Deferred revenue	20,200	(690,874)
Net cash provided by (used in) operating activities	1,101,546	(916,065)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received from joint venture	—	9,823
Proceeds received from note receivable	100,000	—
Proceeds received from sale of HGR subsidiary	—	30,000
Purchases of property and equipment	(62,067)	(2,273)
Net cash provided by investing activities	37,933	37,550

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from issuance of preferred stock	—	550,000
Discretionary redemption of preferred stock	—	(60,000)
Issuance of common stock for the exercise of stock options	—	100
Principal payments on secured asset promissory note	(1,200,000)	—
Principal payments on notes payable	(8,509)	(86,767)
Proceeds from notes payable to related parties	157,011	—
Principal payments on notes payable to related parties	(115,551)	(31,365)
Principal payments on subordinated debt	(73,583)	(42,000)
Net cash (used in) provided by financing activities	(1,240,632)	329,968

Net decrease in cash and cash equivalents	(101,153)	(548,547)

CASH AND CASH EQUIVALENTS, beginning of period	184,121	657,135

CASH AND CASH EQUIVALENTS, ending of period	$82,968	$108,588

SUPPLEMENTAL INFORMATION
Cash paid for taxes - Texas Margin Tax	$22,000	$30,400
Cash paid for interest	$193,969	$136,313

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc.

Notes To Consolidated Financial Statements

June 30, 2013

NOTE 1. ORGANIZATION AND RECENT DEVELOPMENTS

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

In November 2012, the Company entered into a stock/unit purchase agreement for the sale of the Company’s subsidiaries Halo Debt Solutions, Inc. (“HDS”), Halo Financial Services, LLC (“HFS”), and Halo Credit Solutions (“HCS”). The purchase agreement was finalized at $250,000, which included a $25,000 down payment at closing and promissory note financing for the remainder of the purchase price. The note receivable does not accrue interest. Any purchaser default on the promissory note not properly cured would immediately declare the note due and payable. The Company recorded a gain on the sale of HDS, HFS and HCS of $134,731. As of June 30, 2013, the buyer has paid (including the down payment) the Company $185,000. The remaining $65,000 promissory note receivable is included in current assets on the consolidated balance sheet for the period ended June 30, 2013.

Subsequent to June 30, the Company received $65,000 of the remaining $65,000 promissory note receivable. The promissory note receivable has been paid in full as of August 13, 2013.

In April 2013, the Company eliminated the noncontrolling interest balance on its balance sheet when it effectively closed the non-operating subsidiary Halo Choice Insurance Services, LLC (“HCIS”). See further discussion in Note 2 of the consolidated financial statements.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial statements are unaudited; however, in the opinion of management, all adjustments considered necessary for fair presentation of the results of the interim periods have been included (consisting of normal recurring accruals). The accompanying consolidated financial statements as of June 30, 2013, and for the three and six months ended June 30, 2013 and 2012, include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. Certain balances have been reclassified in prior periods to be consistent with current year presentation.

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

HAM and HPA receivables are typically paid the month following services performed. As of June 30, 2013, the Company’s accounts receivable are made up of the following percentages; HAM at 77% and HPA at 23%.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: past transaction history with the customer, current economic and industry trends, and changes in customer payment terms. The Company pro vides for estimated uncollectible amounts through an increase to the allowance for doubtful accounts and a charge to earnings based on actual historical trends and individual account analysis. Balances that remain outstanding after the Company has used reasonable collection efforts are written-off through a charge to the allowance for doubtful accounts. The below table summarizes the Company’s allowance for doubtful accounts as of June 30, 2013 and December 31, 2012, respectively;

	Balance at Beginning of Period	Increase in the Provision	Accounts Receivable Write-offs	Balance at End of Period
Six Months ended June 30, 2013
Allowance for doubtful accounts	$375,665	$931	$931	$375,665
Year ended December 31, 2012
Allowance for doubtful accounts	$446,722	$35,259	$106,316	$375,665

As of June 30, 2013, the Company’s allowance for doubtful accounts is made up of the following percentages; HAM at 96% and HPA at 4%. The HAM and HPA allowance is related to one client. The client is in a court appointed receivership and the Company is awaiting final outcome of its receivable claim into the receivership to determine any potential recoverability. As of June 30, 2013, the Company has fully reserved all outstanding accounts receivables of this client.

Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing (i) net income (loss) available to common shareholders (numerator), by (ii) the weighted average number of common shares outstanding during the period (denominator). Diluted net income (loss) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. At June 30, 2013 and 2012, there were 5,556,577 and 5,051,337 shares, respectively, underlying potentially dilutive convertible preferred stock and stock options outstanding. For the period ending June 30, 2012, the 5,051,337 shares were not included in dilutive weighted average shares because their effect is anti-dilutive due to the Company’s net loss.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include the Company’s revenue recognition method, valuation of equity based compensation and derivative liabilities.

Principles of Consolidation

The consolidated financial statements of the Company for the three and six months ended June 30, 2013 include the financial results of HCI, HGI, HGM, HBI, HSIS, HCIS (defined below), HPA, HAM, and EHF. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Note Receivable

In November 2012, the Company entered into a stock/unit purchase agreement for the sale of the Company’s subsidiaries HDS, HFS, and HCS for consideration of $250,000 (sale discussed in further detail above). As of June 30, 2013, the buyer has paid (including the down payment) the Company $185,000. The remaining $65,000 note receivable is included in current assets on the consolidated balance sheet as of June 30, 2013. The note receivable does not bear interest.

Deposits and Other Assets

During the year ended December 31, 2012, the Company established a $45,000 deposit held with the Company’s office lessor. The Deposits and Other Assets balance was $45,000 at June 30, 2013.

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

Fair Value of Financial Instruments

The carrying value of trade accounts receivable, note receivable, accounts payable, and accrued and other liabilities approximate fair value due to the short maturity of these items. The estimated fair value of the notes payable and subordinated debt approximates the carrying amounts as they bear market interest rates.

The Company considers the warrants related to its subordinated debt to be derivatives, and the Company records the fair value of the derivative liabilities in the consolidated balance sheets. Changes in fair value of the derivative liabilities are included in gain (loss) on change in fair value of derivative in the consolidated statements of operations. The Company’s derivative liability has been classified as a Level III valuation according to Accounting Standards Codification (“ASC”) 820.

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

Long-Lived Assets

Long-lived assets are reviewed on an annual basis or whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by that asset. If it is determined that the carrying amount of an asset may not be recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is the estimated value at which the asset could be bought or sold in a transaction between willing parties. There were no impairment charges for the three and six months ended June 30, 2013 and 2012.

Equity-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with ASC 718 “Compensation-Stock Compensation”. Under ASC 718, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options beginning when the specified events become probable of occurrence. For the three and six months ended June 30, 2013, there were zero shares of stock options awarded as discussed in Note 16. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of (i) the date on which the counterparty’s performance is complete, or (ii) the date on which it is probable that performance will occur.

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

The Company accounts for its position in tax uncertainties under ASC 740-10. ASC 740-10 establishes standards for accounting for uncertainty in income taxes. ASC 740-10 provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. ASC 740-10 applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) No additional liabilities have been recognized as a result of the implementation. The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the three and six months ended June 30, 2013 or 2012.

The Company incurred no penalties or interest for taxes for the three or six months ended June 30, 2013 or 2012. The Company is subject to a three year statute of limitations by major tax jurisdictions for the fiscal years ended December 31, 2009, 2010, and 2011. The Company files income tax returns in the U.S. federal jurisdiction.

Deferred Rent

Deferred rent of the Company is comprised of two balances. First, the Company’s operating leases for its office facilities contain free rent periods during the lease term. For these types of leases the Company recognizes rent expense on a straight line basis over the minimum lease term and records the difference between the amounts charged to expense and the amount paid as deferred rent. As the free rent periods have expired on the existing office facility leases, the Company expects the deferred rent balance to decrease over the remaining rental period until the maturity date at which time the deferred rent balance will have been reduced to $0. This balance is included within the consolidated balance sheets in both the current and long term portion of deferred rent. The second portion of the deferred rent balance is comprised of a $257,012 reduction fee for a contractually agreed decrease in the Company’s office facilities as discussed fully in Note 15. This balance has and will continue to reduce evenly over the remaining lease term beginning in August 2012 and ending August 2014. This balance is included within the consolidated balance sheets in both the current and long term portion of deferred rent.

Non-controlling Interest

On January 1, 2009, HSIS entered into a joint venture with another entity to form HCIS. HSIS contributed 49% of the opening equity balance. Under a qualitative analysis performed in accordance with ASC 810 “Consolidation”, HCIS is a variable interest entity and HSIS is the primary beneficiary as HSIS’s parent company, HGI, acts as the sole manager of the entity. Based on this analysis, HSIS has consolidated HCIS with the non-controlling 51% interest included in non-controlling interest on the consolidated balance sheets and consolidated statements of operations. In April 2013, the Company closed the non-operating HCIS subsidiary. With the closure of HCIS, there is no future income stream to offset the deficit in the non-controlling interest balance, and as the non-controlling 51% entity will not reimburse HSIS for its share of cumulative losses, HSIS incurred an expense of $82,460, included in other expense on the consolidated statements of operations. As of June 30, 2013, the non-controlling interest balance was $0.

NOTE 3. CONCENTRATIONS OF CREDIT RISK

The Company maintains aggregate cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). During the three and six months ended June 30, 2013, the FDIC insured deposit accounts up to $250,000. At June 30, 2013, the Company’s cash accounts were all less than the $250,000 FDIC insured amount and as such were insured in full.

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

Operating Segments	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue:
Halo Asset Management	$2,284,338	$386,806	$2,608,954	$1,637,512
Halo Portfolio Advisors	698,743	265,616	1,230,813	660,744
Other	—	107,858	28,531	378,862
Net revenue	$2,983,081	$760,280	$3,868,298	$2,677,118

Operating income (loss):
Halo Asset Management	$1,956,415	$(41,516)	$1,930,853	$813,855
Halo Portfolio Advisors	109,477	41,410	208,659	178,849
Other	(109,082)	(62,969)	(200,085)	(109,686)
Less: Corporate expenses (a)	(559,849)	(671,546)	(1,062,343)	(1,338,488)
Operating income (loss):	$1,396,961	$(734,621)	$877,084	$(455,470)

a.	Corporate expenses include salaries, benefits and other expenses, including rent and general & administrative expenses, related to corporate office overhead and functions that benefit all operating segments. Corporate expenses are expenses that the Company does not directly allocate to any segment above. Allocating these indirect expenses to operating segments would require an imprecise allocation methodology. Further, there are no material amounts that are the elimination or reversal of transactions between the above reportable operating segments.

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

All debt of the Company is recorded at the corporate parent companies HCI and HGI, with the exception of the $1,200,000 secured asset promissory note of EHF. However, this note was paid in full during the three months ended June 30, 2013, as discussed further in Note 12. Interest expense related to the secured asset promissory note totaled $34,231 and $118,231 for the three and six months ended June 30, 2013, and is included above in “Other” and in “Other Income (expense)” in the consolidated statements of operations. The remaining $17,970 of the $52,201 interest expense for the three months ended June 30, 2013 and the remaining $38,128 of the $156,359 in the consolidated statements of operations for the six months ended June 30, 2013 are included in corporate expenses above.

For the three and six months ended June 30, 2013 and 2012, there have been no material transactions between reportable units that would materially affect an operating segment profit or loss. Intercompany transactions are eliminated in the consolidated financial statements.

NOTE 5. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need to manage additional asset units under contract and/or additional financing to fully implement its business plan, including continued growth and establishment of a stronger brand name of HAM’s asset management in the distressed asset sector. The Company has recognized net income of $877,084 for the six months ended June 30, 2013, however, as included in the consolidated statements of cash flows, the Company has used a material amount of its net cash provided by operating activities towards the repayment of previously borrowed financing sources.

The Company is actively seeking growth of its asset units under management, both organically and via new client relationships. Secondarily, there are no assurances that additional financing will be available on favorable terms, or at all. If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures. The failure to adequately fund its capital requirements could have a material adverse effect on the Company’s business, financial condition and results of operations. Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders, and incurring additional indebtedness could involve an increased debt service cash obligation, the imposition of covenants that restrict the Company operations or the Company’s ability to perform on its current debt service requirements. The Company has incurred an accumulated deficit of $9,801,902 as of June 30, 2013.  However, of the accumulated deficit, $2,110,748 of expense was incurred as stock-based compensation, $462,571 in depreciation expense, and $279,241 in impairment loss on investment in portfolio assets, all of which are noncash expenses. Further, $906,278 of the accumulated deficit is related to the issuance of stock dividends, also non cash reductions. The $3,758,838 total of these non-cash retained earnings reductions represents 38% of the total deficit balance. Management, in the ordinary course of business, is trying to raise additional capital through sales of common stock as well as seeking financing via equity or debt, or both from third parties. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6. PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software consist of the following as of June 30, 2013 and December 31, 2012, respectively:

Computers and purchased software	$219,270	$159,159
Furniture and equipment	354,756	352,800
	574,026	511,959
Less: accumulated depreciation	(394,648)	(365,262)
	$179,378	$146,697

Depreciation totaled $14,574, $29,386, $16,785 and $35,257 for the three and six months ended June 30, 2013 and 2012, respectively.

NOTE 7. INVESTMENTS IN PORTFOLIO ASSETS

In December 2010, EHF entered into an agreement to purchase non-performing mortgage notes secured by the property, across the United States, for 6.6% of unpaid principal balance. Total purchase price of the investment was $300,000. Payments of $20,759 were received during 2011 and applied to the investment. During 2011, the seller’s estate, including the above mentioned non-performing mortgage notes purchased for $300,000 was placed into receivership with a court appointed receiver of the seller. The receiver has asserted ownership of the assets in receivership, including the referenced mortgage notes. As the Company’s right to these assets had been impaired, the Company assessed its ability to reclaim the assets as remote and an impairment of the investment in portfolio assets was warranted. Accordingly, the Company recognized impairment of the assets of $279,241 as of December 31, 2011. As of June 30, 2013, the Company is still awaiting final outcome of any potential recoverability from the receivership and as such the value remains $0.

NOTE 8. ACCRUED AND OTHER LIABILITIES

The Company had $720,079 in accrued liabilities at June 30, 2013. Included in this accrual is $442,063 in deferred compensation to multiple senior management personnel, $277,121 in accrued interest ($216,762 of this balance related to interest on the secured asset promissory note discussed in more detail in Note 12), and $895 in other. The Company had $601,742 in accrued liabilities at December 31, 2012. Included in this accrual was $77,296 in salaries and wages payable, $211,936 in deferred compensation to multiple senior management personnel, $311,365 in accrued interest ($252,000 of this balance is discussed in more detail in Note 12), and $1,145 in other.

NOTE 9. NOTES PAYABLE TO RELATED PARTIES

The notes payable to related parties reside as follows;

During March 2011, the Company entered into one unsecured promissory note with a related party (a company director) in the amount of $250,000 (the “2011 Related Party Note”). The 2011 Related Party Note had a fixed interest amount of $50,000 and a maturity date of July 31, 2011. On September 20, 2011, the 2011 Related Party Note was amended to include the 2011 Related Party Note plus $52,426 of accrued interest for a total note balance of $302,426. The 2011 Related Party Note has a 6% interest rate and is a monthly installment note with final maturity of October 2013. Interest and principal is due upon maturity. As of June 30, 2013, the 2011 Related Party Note was $197,120, all of which is included in current portion of notes payable to related parties. As of December 31, 2012, the balance of the 2011 Related Party Note was $206,292, all of which is included in current portion of notes payable to related parties.

On September 1, 2011, several previous related party notes totaling $370,639 were amended and consolidated (“the 2011 Consolidated Related Party Note”). This note bears interest of 6% and has a maturity date of September 15, 2016. As of June 30, 2013, the 2011 Consolidated Related Party Note balance was $282,601, of which $60,454 is included in current portion of notes payable to related parties. As of December 31, 2012, the 2011 Consolidated Related Party Note balance was $291,969, of which $49,837 is included in current portion of notes payable to related parties.

As of December 31, 2012, a Company director had an outstanding advance to the Company of $100,000, for short term capital. During the six months ended June 30, 2013, the director advanced an additional $100,000 to the Company for working capital. At the time of the filing of these consolidated financial statements, the Company and the director had not finalized a maturity date for the advance repayment. The advance does not accrue interest. As such, as of June 30, 2013, the advance balance was $200,000, all of which is included in current portion of notes payable to related parties.

In December 2012, the Company’s President and Chief Legal Officer advanced $28,000 to the Company for short term capital. During the six months ended June 30, 2013, an additional advance of $15,000 was made for working capital as well as the repayment of the entire $43,000 advanced. As of June 30, 2013, the advance balance was $0. The advance did not accrue interest.

In December 2012, the Company’s CEO and Director of the Board advanced $12,000 to the Company for short term capital. During the six months ended June 30, 2013, an additional advance of $40,000 was made for working capital as well as the repayment of the entire $52,000 advanced. As of June 30, 2013, the advance balance was $0. The advance did not accrue interest.

As of June 30, 2013, the notes payable to related party balance totaled $679,721, of which $457,574 is included in current portion of notes payable to related parties in the consolidated financial statements. As of December 31, 2012, the notes payable to related party balance totaled $638,261, of which $396,129 is included in current portion of notes payable to related parties in the consolidated financial statements.

The Company incurred $8,077, $16,170, $9,018 and $18,483 of interest expense to directors, officers, and other related parties during the three and six months ended June 30, 2013 and 2012, respectively. Accrued interest due to directors and other related parties totaled $86,040 at June 30, 2013, of which $56,207 is included in accrued and other current liabilities. Accrued interest due to directors and other related parties totaled $90,579 at December 31, 2012, of which $55,927 is included in accrued and other current liabilities.

NOTE 10. NOTES PAYABLE

On August 15, 2011, the Company entered into an agreement with LegacyTexas Bank (“LTB”) to refinance a previously outstanding $75,001 line of credit into an 18 month note. The terms of the new note include an interest rate of 3% with a maturity date of February 15, 2013. As of June 30, 2013, the note payable balance was $0 (paid in full). As of December 31, 2012, the note payable balance was $8,509, which is included in current portion of notes payable.

NOTE 11. SUBORDINATED DEBT

During January 2010, the Company authorized a $750,000 subordinated debt offering (“Subordinated Offering”), which consists of the issuance of notes paying a 16% coupon with a 1% origination fee at the time of closing. The maturity date of the notes was originally January 31, 2013, however, subsequent to December 31, 2012, the Company and the subordinated debt holders agreed to an extended maturity date of April 30, 2013, and then again to December 31, 2013. Repayment terms of the notes included interest only payments through July 31, 2010. Thereafter, level monthly payments of principal and interest are made as calculated on a 60 month payment amortization schedule with final balloon payment due at maturity. The rights of holders of notes issued in the Subordinated Offering are subordinated to any and all liens granted by the Company to a commercial bank or other qualified financial institution in connection with lines of credit or other loans extended to the Company in an amount not to exceed $2,000,000, and liens granted by the Company in connection with the purchase of furniture, fixtures or equipment. This includes the LTB debt disclosed in Note 10. Since inception of the offering, the Company has raised $420,000 in the Subordinated Offering. As of June 30, 2013, the remaining balance of this offering, less debt discount (discussed below), totals $151,667, all of which is included in current portion of subordinated debt.

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

The Company adopted the provisions of ASC 815, “Derivatives and Hedging”. ASC 815 requires freestanding contracts that are settled in a company’s own stock to be designated as an equity instrument, assets or liability. Under the provisions of ASC 815, a contract designated as an asset or liability must be initially recorded and carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires. Accordingly, the Company determined that the warrants should be accounted for as derivative liabilities and has recorded the initial value as a debt discount which will be amortized into interest expense using the effective interest method. As of June 30, 2013, the balance of the debt discount was $0 (fully amortized). As of December 31, 2012, the balance of the debt discount was $1,454, included in current portion of subordinated debt. Subsequent changes to the marked-to-market value of the derivative liability will be recorded in earnings as derivative gains and losses. As of June 30, 2013, there were 112,000 warrants outstanding with a derivative liability of $19,367. As of December 31, 2012, there were 112,000 warrants outstanding with a derivative liability of $29,351. The $9,984 decrease in fair value is included in the consolidated statements of operations as gain on change in fair value of derivative. The Warrants were valued using the Black-Scholes model, which resulted in the fair value of the warrants at $0.17 per share using the following assumptions:

June 30, 2013
Risk-free rate	1.04%
Expected volatility	565.13%
Expected remaining life (in years)	3.5
Dividend yield	0.00%

During August 2012, the Company entered into an additional $25,000 subordinated term note with a current holder of the Company’s subordinated debt. The note pays an 18% coupon rate with a maturity date of August 31, 2015. There are no warrants associated with this subordinated term note. Repayment terms of the note include interest only payments through February 28, 2013. Thereafter, level monthly payments of principal and interest are made as calculated on a 60 month payment amortization schedule with final balloon payment due at maturity. The rights of the holder of this note is subordinated to any and all liens granted by the Company to a commercial bank or other qualified financial institution in connection with lines of credit or other loans extended to the Company in an amount not to exceed $2,000,000, and liens granted by the Company in connection with the purchase of furniture, fixtures or equipment. As of June 30, 2013, the remaining balance of this note totals $23,750, of which $5,417 is included in current portion of subordinated debt. As of December 31, 2012, the balance of this note totals $25,000.

As of June 30, 2013, the subordinated debt balance was $175,417, of which $157,084 was included in current portion of subordinated debt. As of December 31, 2012, the subordinated debt balance was $247,546, of which $226,713 was included in current portion of subordinated debt.

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

In May 2013, the Secured Asset Promissory Note was paid in full, along with $150,000 of the outstanding accrued interest balance. Halo and the secured asset promissory note holder agreed to include the remaining accrued interest in a promissory note due December 31, 2013. The new promissory note will accrue interest at a 10% annual rate, with interest only payments due periodically and final balloon payment due at maturity. Subsequent to the payment and new promissory note of accrued interest, the Company is no longer in default with its secured asset promissory note holder. As of June 30, 2013, the accrued interest balance was $216,762. As of December 31, 2012, the accrued interest balance was $252,000. For the three and six months ended June 30, 2013 and 2012, the Company incurred $34,231, $118,231, $75,000, and $150,000 respectively, in interest expense on the note.

NOTE 13. RELATED PARTY TRANSACTIONS

For the three and six months ended June 30, 2013, HAM recognized monthly servicing fee revenue totaling $126,706 and $230,984 from an entity that is an affiliate of the Company.

For the three and six months ended June 30, 2013 and 2012, the Company incurred interest expense to related parties (See Note 9).

NOTE 14. INCOME TAXES

For both the three and six months ended June 30, 2013 and for both the three and six months ended June 30, 2012, the quarterly effective tax rate of 2% and 3% varies from the U.S. federal statutory rate primarily due to state income taxes, net losses, certain non-deductible expenses and an increase in the valuation allowance associated with the net operating loss carryforwards. Our deferred tax assets related to net operating loss carryforwards remain fully reserved due to uncertainty of utilization of those assets.

Deferred tax assets and liabilities are computed by applying the effective U.S. federal and state income tax rate to the gross amounts of temporary differences and other tax attributes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At June 30, 2013, the Company believed it was more likely than not that future tax benefits from net operating loss carry-forwards and other deferred tax assets would not be realizable through generation of future taxable income and are fully reserved.

The Company has net operating loss (“NOL”) carry-forwards of approximately $3,900,000 available for federal income tax purposes, which expire from 2013 to 2033.

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

Future minimum rental obligations, including the reduction fee, under leases as of June 30, 2013 are as follows:

Years Ending December 31:
2013	$339,983
2014	431,692
2015	1,218
Total minimum lease commitments	$772,893

For the three and six months ended June 30, 2013 and 2012, the Company incurred facilities rent expense totaling $112,142, $219,462, $102,942 and $202,848, respectively.

In the ordinary course of conducting its business, the Company may be subject to loss contingencies including possible disputes or lawsuits. The Company notes the following;

The Company and certain of its affiliates, officers and directors have been named as defendants in an action filed on December 12, 2011 in the 191st District Court of Dallas County, Texas. The Plaintiffs allege that the Company has misappropriated funds in connection with offerings of securities during 2010 and 2011. The complaint further alleges that Defendants engaged in fraudulent inducement, negligent misrepresentation, fraud, breach of fiduciary duty, negligence, breach of contract, unjust enrichment, conversion, violation of the Texas Securities Act, and civil conspiracy. The Plaintiffs amended their Petition on April 24, 2012 and dropped the conversion and civil conspiracy claims. The action seeks an injunction and a demand for accounting along with damages in the amount of $4,898,157. The Company has taken the position that the Plaintiff’s claims have no merit, and accordingly is defending the matter vigorously. Defendants have filed a general denial of the claims as well as a Motion to Designate Responsible Third Parties whom Defendants believe are responsible for any damages Plaintiffs may have incurred. Defendants have also filed a Motion for Sanctions against the Plaintiffs and their counsel arguing, among other things, that (i) Plaintiffs’ claims are “judicially stopped” from moving forward by virtue of the fact that the same Plaintiffs previously filed suit against separate entities and parties with dramatically opposed and contradicting views and facts; (ii) Plaintiffs have asserted claims against Defendants without any basis in law or fact; and (iii) Plaintiffs have made accusations against Defendants that Plaintiffs know to be false. Additionally, Defendants have filed a no evidence Motion for Summary Judgment which was scheduled to be heard in October of 2012. The Plaintiffs requested and were granted a six month continuance on the hearing of that motion. The Plaintiffs have also filed a Motion to Stay the case pending the outcome of the Company’s lawsuit with the insurance companies which the Company has opposed. Initially the motion to stay was granted and Defendants moved for reconsideration. The parties were alerted that the court had reversed the Stay on appeal. The no evidence Motion for Summary Judgment is currently set to be heard on August 9, 2013. Prior to the hearing, the Plaintiff’s filed a 3rd Amended Petition in which they dropped any claim of fraud including fraudulent inducement, fraud, conversion and civil conspiracy.

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

The Company and certain of its affiliates, officers and directors have been named as defendants in an action filed on July 19, 2012 in the United States District Court for the Northern District of Texas. The Plaintiff alleges that it has no duty to defend or indemnify the Company, its affiliates, officers or directors because the claims set forth in the lawsuit mentioned herein above are not covered by the insurance policy written by Plaintiff in favor or Defendants. The action seeks declaratory judgment that the Plaintiff has no duty to defend or indemnify the Defendants pursuant to the insurance policy that Defendants purchased from Plaintiff. Initially, the Company took the position that Plaintiff’s claims had no merit, and defended the matter vigorously. Additionally, Defendants filed a counterclaim against the insurer alleging breach of contract, violation of the Texas Insurance Code and violation of the duty of good faith and fair dealing. Plaintiff has filed a Motion for Summary Judgment seeking a judgment that it owes no duty to defend or indemnify Defendants. After careful consideration, Defendants decided not to oppose the Motion for Summary Judgment and a response in opposition was not filed. The Motion for Summary Judgment was granted and the matter is no longer pending before the court.

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

NOTE 16. STOCK OPTIONS

The Company granted stock options to certain employees under the HGI 2007 Stock Plan, as amended (the “Plan”). The Company was authorized to issue 2,950,000 shares subject to options, or stock purchase rights under the Plan. These options (i) vest over a period no greater than two years, (ii) are contingently exercisable upon the occurrence of a specified event as defined by the option agreements, and (iii) expire three months following termination of employment or five years from the date of grant depending on whether or not the options were granted as incentive options or non-qualified options. At September 30, 2009, pursuant to the terms of the merger, all options granted prior to the merger were assumed by the Company and any options available for issuance under the Plan but unissued, have been forfeited and consequently the Company has no additional shares subject to options or stock purchase rights available for issuance under the Plan. As of June 30, 2013, 438,300 option shares have been exercised. Total stock options outstanding through June 30, 2013 total 1,207,950. The weighted average remaining contractual life of the outstanding options at June 30, 2013 is approximately 2.4 years.

A summary of stock option activity in the Plan is as follows:

			Weighted
		Exercise	Average
	Number of	Price	Exercise
	Options	Per Option	Price
Outstanding at December 31, 2011	1,462,350	$ 0.01 – 1.59	$0.81
Granted	—	—	—
Exercised	(10,000)	0.01	0.01
Canceled	(237,200)	0.01	0.01
Outstanding at December 31, 2012	1,215,150	$ 0.01 – 1.59	$0.97
Granted	—	—	—
Exercised	—	—	—
Canceled	(7,200)	0.01	0.01
Outstanding at June 30, 2013	1,207,950	$ 0.01 – 1.59	$0.97

All stock options granted under the Plan and as of June 30, 2013 became exercisable upon the occurrence of the merger that occurred on September 30, 2009. As such, equity-based compensation for the options was recognized in earnings from issuance date of the options over the vesting period of the options effective September 30, 2009. Total compensation cost expensed over the vesting period of stock options was $2,103,948, all of which was expensed as of September 30, 2011.

On July 19, 2010, the board of directors approved the Company’s 2010 Incentive Stock Plan (“2010 Stock Plan”). The 2010 Stock Plan allows for the reservation of 7,000,000 shares of the Company’s common stock for issuance under the plan. The 2010 Stock Plan became effective July 19, 2010 and terminates July 18, 2020. As of June 30, 2013, 20,000 shares were granted under the 2010 Stock Plan with an exercise price of $0.34 per option. These are the only shares that have been issued under the 2010 Stock Plan. The shares granted vested immediately and can become exercisable for so long as the Company remains a reporting company under the Securities Exchange Act of 1934. Total compensation cost expensed over the vesting period of the stock options was $6,800, all of which was expensed in the year ended December 31, 2012. As of June 30, 2013, none of the shares issued under the 2010 Stock Plan have been exercised.

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

As mentioned above, the Agreement provides for “clawback” provisions, pursuant to which all of the shares of Halo Common Stock issued to the member of EAM are subject to forfeiture in the event certain financial metrics are not timely achieved. The financial metrics call for significant cash generation by EHF within the first 12 months, and within the first 24 months following the closing date. We refer you to Section 2(b)(i) and (ii) of the Agreement, for the specifics of the clawback provisions. As of December 31, 2012, no cash was generated by EHF. The times to meet both the 12 month and 24 month financial metrics have lapsed and the metrics have not been met. Based upon the events that have transpired, and the lack of progress toward the financial metrics, the Company demanded that the recipients of the shares of Halo Common Stock give effect to both clawback provisions and immediately forfeit back all of the Halo shares issued to such recipients – an aggregate of 21,200,000 shares. Additionally, the Company has instructed the Company’s transfer agent to cancel all of the shares of Company Common Stock issued pursuant to the Agreement. To date, the Company’s transfer agent has refused to cancel the shares without either (i) presentation of the physical certificates to the transfer agent, or (ii) a court order requiring the transfer agent to cancel. At the time of issuing these consolidated financial statements, the Company has been unsuccessful in its attempts to procure the physical certificates for presentment to the transfer agent, and the Company has yet to secure a court order requiring the transfer agent to cancel the certificates. Accordingly, the 21,200,000 shares issued are still outstanding at June 30, 2013.

The Company’s total common shares outstanding totaled 66,364,083 at June 30, 2013.

Preferred Stock

In connection with the merger, the Company authorized 1,000,000 shares of Series Z Convertible Preferred Stock with a par value of $0.01 per share (the “Series Z Convertible Preferred”). The number of shares of Series Z Preferred Stock may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series Z Preferred Shares to less than the number of shares then issued and outstanding.  In the event any Series Z Preferred Shares shall be converted, (i) the Series Z Preferred Shares so converted shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series Z Preferred Shares set forth in this section shall be automatically reduced by the number of Series Z Preferred Shares so converted and the number of shares of the Corporation’s undesignated Preferred Stock shall be deemed increased by such number. The Series Z Convertible Preferred is convertible into common shares at the rate of 45 shares of common per one share of Series Z Convertible Preferred. The Series Z Convertible Preferred has liquidation and other rights in preference to all other equity instruments. Simultaneously upon conversion of the remaining Series A Preferred, Series B Preferred, and Series C Preferred and exercise of any outstanding stock options issued under the HGI 2007 Stock Plan into Series Z Convertible Preferred, they will automatically, without any action on the part of the holders, be converted into common shares of the Company. Since the merger, in connection with the exercise of stock options into common stock and converted Series A Preferred, Series B Preferred and Series C Preferred as noted above, 82,508 shares of Series Z Convertible Preferred were automatically authorized and converted into shares of the Company’s common stock leaving 917,492 shares of authorized undesignated Preferred Stock in the Company in accordance with the Series Z Convertible Preferred certificate of designation. As of June 30, 2013, there were 82,508 shares of Series Z Preferred authorized with zero shares issued and outstanding.

The Company authorized 175,000 shares of Series X Convertible Preferred Stock with a par value of $0.01 per share (the “Series X Preferred”). The number of shares of Series X Preferred may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series X Preferred to less than the number of shares then issued and outstanding. In the event any Series X Preferred Shares shall be redeemed, (i) the Series X Preferred so redeemed shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series X Preferred Shares set forth in this section shall be automatically reduced by the number of Series X Preferred Shares so redeemed and the number of shares of the Corporation's undesignated Preferred Stock shall be deemed increased by such number. The Series X Preferred Shares rank senior to the Company’s common stock to the extent of $10.00 per Series X Preferred Shares and on a parity with the Company’s common stock as to amounts in excess thereof. The holders of Series X Preferred shall not have voting rights. Holders of the Series X Preferred shall be entitled to receive, when and as declared by the board of directors, dividends at an annual rate of 9% payable in cash when declared by the board. Holders of Series X Preferred have a liquidation preference per share equal to $10.00. The liquidation preference was $1,436,770 as of June 30, 2013. As of June 30, 2013, there were 143,677 shares authorized with 143,677 shares issued and outstanding. Of the 143,677 shares issued and outstanding, 53,677 shares were related to the 2010 conversion from notes payable due to related parties. The remaining 90,000 shares were issued for cash consideration.

In April 2012, the Company authorized 100,000 shares of Series E Convertible Preferred Stock (the “Series E Preferred”) with a par value of $0.001 per share, at ten dollars ($10.00) per share with a conversion rate of fifty (50) shares of the Company’s common stock for one share of Series E Preferred. The number of shares of Series E Preferred may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series E Preferred to less than the number of shares then issued and outstanding. In the event any Series E Preferred Shares shall be converted, (i) the Series E Preferred so converted shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series E Preferred Shares set forth shall be automatically reduced by the number of Series E Preferred Shares so converted and the number of shares of the Corporation's undesignated Preferred Stock shall be deemed increased by such number. The Series E Preferred Shares rank senior to the Company’s common stock to the extent of $10.00 per Series E Preferred Shares and on a parity with the Company’s common stock as to amounts in excess thereof. The holders of Series E Preferred shall not have voting rights. Holders of the Series E Preferred shall be entitled to receive, when and as declared by the board of directors, dividends at an annual rate of 9% payable in cash or common stock when declared by the board. Holders of Series E Preferred have a liquidation preference per share equal to $10.00. The liquidation preference was $700,000 as of June 30, 2013. Each share of Series E Preferred, if not previously converted by the holder, will automatically be converted into common stock at the then applicable conversion rate after thirty six months from the date of purchase. As of June 30, 2013, there were 70,000 shares issued and outstanding with total cash consideration of $700,000, convertible into 3,500,000 shares of the Company’s common stock.

The HGI Series A Convertible Preferred Stock (the “Series A Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series A Preferred would be entitled to upon conversion, as defined in the Series A Preferred certificate of designation. The liquidation preference was $629,376, of which $69,877 is an accrued (but undeclared) dividend as of June 30, 2013. Holders of the Series A Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company. The Series A Preferred is convertible into the Company’s common stock at a conversion price of $1.25 per share. The Series A Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company. The Series A Preferred is redeemable at the option of the Company at $1.80 per share prior to conversion. As of June 30, 2013, there have been 127,001 shares of Series A Preferred converted or redeemed. The Series A Preferred does not have voting rights. The Series A Preferred ranks senior to the following capital stock of the Company: (a) Series B Preferred, and (b) Series C Preferred.

The HGI Series B Convertible Preferred Stock (the “Series B Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series B Preferred would be entitled to upon conversion. The liquidation preference was $517,336, of which $57,424 is an accrued (but undeclared) dividend as of June 30, 2013. Holders of the Series B Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company. The Series B Preferred is convertible into the Company’s common stock at a conversion price of $1.74 per share. The Series B Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company. The Series B Preferred is redeemable at the option of the Company at $2.30 per share prior to conversion. As of June 30, 2013, there have been 270,044 shares of Series B Preferred converted or redeemed. The Series B Preferred does not have voting rights. Series B Preferred ranks senior to the following capital stock of the Company: the Series C Preferred.

The HGI Series C Convertible Preferred Stock (the “Series C Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series C Preferred would be entitled to upon conversion. The liquidation preference was $348,826, of which $38,826 is an accrued (but undeclared) dividend as of June 30, 2013. Holders of the Series C Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company. The Series C Preferred is convertible into the Company’s common stock at an initial conversion price of $2.27 per share. The Series C Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company. The Series C Preferred is redeemable at the option of the Company at $2.75 per share prior to conversion. As of June 30, 2013, there have been 28,000 shares of Series C Preferred converted or redeemed. The Series C Preferred does not have voting rights. Series C Preferred ranks senior to the following capital stock of the Company: None.

The Company had issued and outstanding at June 30, 2013, 372,999 shares of Series A Preferred, 229,956 shares of Series B Preferred, and 124,000 shares of Series C Preferred, all with a par value of $0.001.

NOTE 18. SUBSEQUENT EVENTS

Subsequent to June 30, 2013, the Company received $65,000 of the remaining $65,000 promissory note receivable (discussed in Note 1). The promissory note receivable has been paid in full as of August 13, 2013.

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

Currently, HAM is under contract to manage and service approximately 5,100 assets in various stages of their life-cycle including REO, non-performing loans, re-performing note modifications, and performing owner financed contract-for-deeds. As the Company currently has the management, infrastructure, and physical work area capacity to scale and support additional assets under contract, it is actively seeking new clients as well as helping existing clients increase their respective asset pool. The Company believes that the country is in a long term deleveraging cycle whereby home financing will continue to be difficult to obtain. For this same reason, we believe that investors will continue to be able to purchase assets in bulk from large institutional sellers at deep discounts and Halo’s goal is to establish itself, with the help of its unique technology platform and key servicing and vendor relationships, as the premier asset manager/servicer in the distressed non-performing loan and REO industry.

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

Results of Operations for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012

To completely understand the Company’s results, the below discussion should be read in conjunction with Note 4 Operating Segments of the consolidated financial statements.

Revenues

For the three months ended June 30, 2013, revenue increased $2,222,801 and 292% to $2,983,081 from $760,280 for the three months ended June 30, 2012. Of the $2,222,801 increase, $1,897,532 or 85% is related to HAM. As discussed in Note 2 of the consolidated financial statements, HAM revenues include boarding and initial asset management fees, success fees, and its monthly servicing fee. The Company saw an increase in its success fees during the three months ended June 30, 2013 compared to the three months ended June 30, 2012, primarily attributable to a significant transaction during the current quarter in which Halo facilitated and earned a fee of $1,700,000 for the sale of a majority of one of its customer’s assets to another existing Halo customer. At the time of the transaction, a majority of the assets remained (but re-boarded as a new client) on Halo’s platform for continued services. As such, during the three months ended June 30, 2013, there was a material increase in the number of assets boarded compared to the three months ended June 30, 2012 and thus an increase in the initial asset management fee. Outside of the $1,700,000 one-time significant transaction noted above, the Company saw a reduction in its remaining success fees during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. This reduction is primarily attributable to the volume of assets in our book considered sellable in early 2012 compared to early 2013. As the Company successfully earns a default/disposition success fee on a unit, that unit is no longer in its potential success fee pipeline. As the pipeline of units decreases, the Company would expect its overall success fees to decrease (all other factors such as reset value, workout rate, etc. remaining the same). Lastly, related to HAM, the Company saw a slight increase in monthly service fees for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Of the $2,222,801 increase in revenue noted above, the remaining $325,269 or 15% is primarily related to revenue growth attributable to the increase of assets under property preservation management and fees associated with portfolio strategy consulting and portfolio acquisition support. All of the above mentioned increases in revenue are slightly offset by a decrease in revenue related to previous immaterial subsidiaries of the Company having some transactional revenue for the three months ended June 30, 2012, compared to zero activity for the three months ended June 30, 2013 (entities sold in 2012). Overall, looking forward to the remainder of 2013 (the second full calendar year that HAM has been operational), the Company continues to evaluate and refine its sales and marketing process to increase its earning potential. This process has and will continue to include management evaluating its sales methodology, sale closing efficiency, personnel and incentives, marketing sources, technology support, asset count, type of assets under management, and customer base.

For the six months ended June 30, 2013, revenue increased $1,191,180 and 44% to $3,868,298 from $2,677,118 for the six months ended June 30, 2012. The increase is primarily attributable to the second quarter increase of $2,222,801 noted above, offset by $1,031,621 decrease in revenue for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. As discussed in the form 10-Q for the period ended March 31, 2013, the decrease was primarily related to the overall reduction in HAM’s initial asset management fee and success fee revenue during the first quarter of 2013.

Operating Expenses

Sales and marketing expenses include direct sales costs and marketing incurred in HPA for property preservation, tax and title reporting, eviction filing, mobile notary services, asset valuation, credit reports, and all other contract service commissions. Sales and marketing expenses increased $253,653 and 77% to $581,828 for the three months ended June 30, 2013 from $328,175 for the three months ended June 30, 2012. The increase is primarily attributable to variable expense associated with the above noted increases in revenues in HPA (for property preservation management and fees associated with portfolio strategy consulting and portfolio acquisition support) over the same time period. For the six months ended June 30, 2013, sales and marketing expenses increased $163,517 and 19% to $1,021,463 for the six months ended June 30, 2013 from $857,946 for the six months ended June 30, 2012. This increase is primarily attributable to the following factors; (1) overall increase in HPA direct sales cost and marketing associated with the above noted increases in HPA revenues, (2) offset by decreases attributable to a reduction in contract service cost from the Company’s servicer (external non-salaried sales force) in line with the Company’s reduction of success fees discussed above. When regulation requires, the Company outsources part of its sales process to its licensed sub servicer. As success fees decrease related to the Company’s note modification default strategy, the contract service cost related to those success fees also decreases.

General and administrative expenses decreased $114,959 and 30% to $263,197 for the three months ended June 30, 2013 from $378,156 for the three months ended June 30, 2012. The variance is primarily attributable to multiple variances including legal fees (Company had reduced legal fees and recovered previously incurred legal cost from its insurance carrier’s coverage in defending the litigation matters discussed in Note 15 to the consolidated financial statements), general insurance expense, utilities, and general overhead expenditures. General and administrative expenses decreased $172,988 and 24% to $559,978 for the six months ended June 30, 2013 from $732,966 for the six months ended June 30, 2012, primarily attributable the same decreases noted above.

Salaries, wages and benefits decreased $80,596 and 12% to $576,884 for the three months ended June 30, 2013 from $657,480 for the three months ended June 30, 2012. The decrease is primarily attributable to a reduction in overall employee headcount primarily in the HDS, HCS, HFS and HSIS entities that were operational during the first part of 2012 until sold, as discussed in Note 2 of the consolidated financial statements. Salaries, wages and benefits decreased $128,166 and 10% to $1,157,315 for the six months ended June 30, 2013 from $1,285,481 for the six months ended June 30, 2012, primarily attributable to the decreases in headcount noted above, offset by an increase in HAM payroll during the first part of the year 2013 compared to the same time period during 2012. Looking forward to the remainder of 2013, the Company will continue to gauge its headcount in the HAM subsidiary in line with the growth of asset units managed under HAM. As salaries, wages and benefits are the most significant cost to the Company, management actively monitors this cost to ensure it is in line with our business plan.

The Company experienced an overall increase in its net income of $2,131,582 and 290% to a net income of $1,396,961 for the three months ended June 30, 2013 from net loss of $734,621 for the three months ended June 30, 2012, primarily attributable to the reasons noted above. The Company experienced an overall increase in its net income of $1,332,554 and 293% to a net income of $877,084 for the six months ended June 30, 2013 from net loss of $455,470 for the six months ended June 30, 2012, primarily attributable to the reasons noted above.

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

Liquidity and Capital Resources

As of June 30, 2013, the Company had cash and cash equivalents of $82,968. The decrease of $101,153 in cash and cash equivalents from December 31, 2012 was due to net cash used in financing activities of $1,240,632, offset by net cash provided by operating activities and investing activities of $1,101,546 and $37,933, respectively.

Net cash provided by operating activities was $1,101,546 for the six months ended June 30, 2013, compared to $916,065 net cash used in operating activities for the six months ended June 30, 2012.  The net cash provided by operating activities for the six months ended June 30, 2013 was due to net income of $877,084 adjusted primarily by the following: (1) an increase in accounts payable of $276,166 and accrued and other liabilities of $113,518 (includes long term accrued interest), (2) reduction of the non-controlling interest balance from $82,460 to $0, and (3) offset by a decrease in deferred rent of $93,114 and an increase in gross trade accounts receivable of $196,555. The remaining immaterial variance is related to non cash depreciation and amortization, bad debt expense, non cash gain on the change in fair value of derivative, and an increase in deferred revenue.

The accounts payable increase of $276,166 is primarily the result of the timing of payments in monthly vendor commitments and payables. The Company strategically and pro-actively monitors the timing and aging of vendor payables and cash flow outlays. The $113,518 increase in accrued and other liabilities is primarily related to both the increase in deferred compensation to a portion of the management team. The increase in accrued and other liabilities is offset by a decrease in salaries and wages payable due to the timing of the payroll pay date for the period ending December 31, 2012 compared to June 30, 2013. The increase is also offset by a decrease in accrued interest at June 30, 2013, compared to December 31, 2012, primarily related to the payment on the secured asset promissory note and its corresponding accrued interest discussed in Note 12 of the consolidated financials. The decrease in deferred rent of $93,114 is due to the Company paying more in monthly contractual rental cash payments than straight line rent expense. The increase in gross trade accounts receivable of $196,555 is primarily related to the increase in accounts receivable balance in both HAM and HPA as of June 30, 2013, compared to December 31, 2012.

Net cash provided by investing activities was $37,933 for the six months ended June 30, 2013, compared to net cash provided by investing activities of $37,550 for the six months ended June 30, 2012. Investing activities for the six months ended June 30, 2013 consisted primarily of $100,000 in proceeds received on the note receivable from the sale of the HDS, HFS, and HCS subsidiaries, offset by $62,067 in purchases of software and computer equipment.

Net cash used in financing activities was $1,240,632 for the six months ended June 30, 2013, compared to net cash provided by financing activities of $329,968 for the six months ended June 30, 2012. Financing activities for the six months ended June 30, 2013 consisted primarily of the $1,200,000 principal payment on the secured asset promissory note, $115,551 in principal payments on notes payable to related parties, $73,583 in principal payments on subordinated debt, and $8,509 payment of principal on the note payable, offset by the proceeds received of $157,011 from notes payable to related parties.

As shown below, at June 30, 2013, our contractual cash obligations totaled approximately $1,933,178, all of which consisted of operating lease obligations and debt principal and accrued interest repayment.

	Payments due by December 31,
Contractual Obligations	2013	2014-2015	2016-2017	2018 & Thereafter	Total
Debt Obligations	$841,833	$228,530	$89,922	$0	$1,160,285

Operating Lease Obligations	$339,983	$432,910	$0	$0	$772,893

Total Contractual Cash Obligations	$1,181,816	$661,440	$89,922	$0	$1,933,178

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need to manage additional asset units under contract and/or additional financing to fully implement its business plan, including continued growth and establishment of a stronger brand name of HAM’s asset management in the distressed asset sector. The Company has recognized net income of $877,084 for the six months ended June 30, 2013, however, as included in the consolidated statements of cash flows, the Company has used a material amount of its net cash provided by operating activities towards the repayment of previously borrowed financing sources. The Company is actively seeking growth of its asset units under management, both organically and via new client relationships. Secondarily, there are no assurances that additional financing will be available on favorable terms, or at all. If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures. The failure to adequately fund its capital requirements could have a material adverse effect on the Company’s business, financial condition and results of operations. Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders, and incurring additional indebtedness could involve an increased debt service cash obligation, the imposition of covenants that restrict the Company operations or the Company’s ability to perform on its current debt service requirements. Management, in the ordinary course of business, is trying to raise additional capital through sales of common stock as well as seeking financing via equity or debt, or both from third parties. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Part II - Other Information

Item 1. Legal Proceedings

The Company and certain of its affiliates, officers and directors have been named as defendants in an action filed on December 12, 2011 in the 191st District Court of Dallas County, Texas. The Plaintiffs allege that the Company has misappropriated funds in connection with offerings of securities during 2010 and 2011. The complaint further alleges that Defendants engaged in fraudulent inducement, negligent misrepresentation, fraud, breach of fiduciary duty, negligence, breach of contract, unjust enrichment, conversion, violation of the Texas Securities Act, and civil conspiracy. The Plaintiffs amended their Petition on April 24, 2012 and dropped the conversion and civil conspiracy claims. The action seeks an injunction and a demand for accounting along with damages in the amount of $4,898,157. The Company has taken the position that the Plaintiff’s claims have no merit, and accordingly is defending the matter vigorously. Defendants have filed a general denial of the claims as well as a Motion to Designate Responsible Third Parties whom Defendants believe are responsible for any damages Plaintiffs may have incurred. Defendants have also filed a Motion for Sanctions against the Plaintiffs and their counsel arguing, among other things, that (i) Plaintiffs’ claims are “judicially stopped” from moving forward by virtue of the fact that the same Plaintiffs previously filed suit against separate entities and parties with dramatically opposed and contradicting views and facts; (ii) Plaintiffs have asserted claims against Defendants without any basis in law or fact; and (iii) Plaintiffs have made accusations against Defendants that Plaintiffs know to be false. Additionally, Defendants have filed a no evidence Motion for Summary Judgment which was scheduled to be heard in October of 2012. The Plaintiffs requested and were granted a six month continuance on the hearing of that motion. The Plaintiffs have also filed a Motion to Stay the case pending the outcome of the Company’s lawsuit with the insurance companies which the Company has opposed. Initially the motion to stay was granted and Defendants moved for reconsideration. The parties were alerted that the court had reversed the Stay on appeal. The no evidence Motion for Summary Judgment is currently set to be heard on August 9, 2013. Prior to the hearing, the Plaintiff’s filed a 3rd Amended Petition in which they dropped any claim of fraud including fraudulent inducement, fraud, conversion and civil conspiracy.

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

The Company and certain of its affiliates, officers and directors have been named as defendants in an action filed on July 19, 2012 in the United States District Court for the Northern District of Texas. The Plaintiff alleges that it has no duty to defend or indemnify the Company, its affiliates, officers or directors because the claims set forth in the lawsuit mentioned herein above are not covered by the insurance policy written by Plaintiff in favor or Defendants. The action seeks declaratory judgment that the Plaintiff has no duty to defend or indemnify the Defendants pursuant to the insurance policy that Defendants purchased from Plaintiff. Initially, the Company took the position that Plaintiff’s claims had no merit, and defended the matter vigorously. Additionally, Defendants filed a counterclaim against the insurer alleging breach of contract, violation of the Texas Insurance Code and violation of the duty of good faith and fair dealing. Plaintiff has filed a Motion for Summary Judgment seeking a judgment that it owes no duty to defend or indemnify Defendants. After careful consideration, Defendants decided not to oppose the Motion for Summary Judgment and a response in opposition was not filed. The Motion for Summary Judgment was granted and the matter is no longer pending before the court.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

As discussed in Note 12 of the accompanying consolidated financial statements, in May 2013, the Secured Asset Promissory Note was paid in full, along with $150,000 of the outstanding accrued interest balance. Halo and the secured asset promissory note holder agreed to include the remaining accrued interest in a promissory note due December 31, 2013. The new promissory note will accrue interest at a 10% annual rate, with interest only payments due periodically and final balloon payment due at maturity. Subsequent to the payment and new promissory note of accrued interest, the Company is no longer in default with its secured asset promissory note holder.

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

Date: August 14, 2013	By:	/s/ Brandon Cade Thompson
Brandon Cade Thompson
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2013	By:	/s/ Robbie Hicks
Robbie Hicks
Chief Accounting Officer
(Principal Financial Officer)

-34-