Form 10-K
period 2013-12-31
Halo Companies, Inc.
filed 2014-03-31
CIK 814286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-K

_______________

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes  [_] No [X]

As of June 30, 2013, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the issuer was approximately $327,102 based on the last sales price of the issuer’s Common Stock, as reported by OTCMarkets. This amount excludes the market value of all shares as to which any executive officer, director or person known to the registrant to be the beneficial owner of at least 5% of the registrant’s Common Stock may be deemed to have sole or shared voting power.

The number of shares outstanding of the registrant’s Common Stock as of March 31, 2014 was 66,364,083.

DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents incorporated herein by reference and the part of this Report into which each such document is incorporated:

None

HALO COMPANIES, INC.

FORM 10-K

TABLE OF CONTENTS

Forward-Looking Statements

Part I
Item 1.	Business.	-4-
Item 1A.	Risk Factors.	-6-
Item 1B.	Unresolved Staff Comments.	-9-
Item 2.	Properties.	-9-
Item 3.	Legal Proceedings.	-9-
Item 4.	Mine Safety Disclosures.	-10-

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	-10-
Item 6.	Selected Financial Data.	-11-
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	-11-
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	-17-
Item 8.	Financial Statements and Supplementary Data.	-17-
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	-17-
Item 9A.	Controls and Procedures.	-17-
Item 9B.	Other Information.	-18-

Part III
Item 10.	Directors, Executive Officers and Corporate Governance.	-18-
Item 11.	Executive Compensation.	-21-
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	-23-
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	-26-
Item 14.	Principal Accounting Fees and Services.	-27-

Part IV
Item 15.	Exhibits, Financial Statement Schedules.	-28-

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

PART I

Item 1. BUSINESS.

General

Halo Companies, Inc. (“Halo” or the “Company”) was incorporated under the laws of the State of Delaware on December 9, 1986. Its principal executive offices are located at 7668 Warren Parkway Suite 350, Frisco, Texas 75034 and its telephone number is 214-644-0065. The Company’s stock symbol is HALN.

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

The following outline briefly describes Halo’s various subsidiaries and the services they offer. The Company provides segment reporting in accordance with generally accepted accounting principles in Note 4 to the consolidated financial statements. Halo sold or wound down multiple subsidiaries during 2012 (discussed in the recent developments section below). These subsidiaries are not included in this section.

Halo Asset Management, LLC Halo Asset Management (“HAM”) was formed as the operating company for a “fee for service” default and disposition asset management business model supporting our clients’ investment into funds of real estate owned (“REO”) properties or non-performing loans. The client’s primary investment focus is to acquire properties in metropolitan areas with an emphasis on acquiring below replacement cost, undervalued or distressed properties through REO. The Company has allocated many of its resources to the development and launch of HAM which management notes is the core business of the Company today and moving forward. HAM created a unique business plan that takes advantage of two of the largest anomalies that exist in today’s residential real estate market: (1) the collapse of available capital for lending to a large percentage of the consumer market, and (2) the over-correction of home prices particularly in low to moderate-income markets.

Halo Portfolio Advisors, LLC Halo Portfolio Advisors (“HPA”) works with asset managers, investors and servicers to provide ongoing default management, asset/liability management, asset preservation management, portfolio acquisition and liquidation support. Secondarily, HPA offers its customers custom tailored workout programs that will improve the performance of the assets or notes through a myriad of creative analytic and retention strategies. HPA utilizes Halo’s proprietary, in-house technology to provide a proprietary, customized analysis of a Client’s position. HPA then custom tailors a solution for the Client which provides the Client analytics on which assets or notes to monetize first and what options are best utilized to monetize each individual asset or note.

Recent Developments

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

In November 2012, the Company entered into a stock/unit purchase agreement for the sale of the Company’s subsidiaries Halo Debt Solutions, Inc. (“HDS”), Halo Financial Services, LLC (“HFS”), and Halo Credit Solutions (“HCS”). The purchase agreement was finalized at $250,000, which included a $25,000 down payment at closing and promissory note financing for the remainder of the purchase price. The Company recorded a gain on the sale of HDS, HFS and HCS of $134,731. As of December 31, 2013, the buyer has paid (including the down payment) the Company $250,000 (paid in full).

In April 2013, the Company eliminated the noncontrolling interest balance on its balance sheet when it effectively closed the non-operating subsidiary Halo Choice Insurance Services, LLC (“HCIS”). See further discussion in Note 2 of the consolidated financial statements.

In August 2013, the Company and its office lessor agreed to a final settlement whereby it would vacate its previously leased office facilities in Allen, Texas. In doing so, the final settlement obligation of $254,023 is to be paid over twelve equal installments beginning in September 2013 through August 2014. This balance is included in the current portion of deferred rent. The final settlement released previously recognized rent expense which was included in accounts payable and deferred rent. The release of these obligations was credited to rent expense which is included in general and administrative expense on the consolidated statements of operations. Additionally, the final settlement included requirements that (1) the office lessor retain the Company’s $45,000 deposit and (2) the Company sell certain furniture and equipment in the office. Both the cost of the furniture and equipment and the related accumulated depreciation have been removed from the respective accounts, with the resulting income statement impact being expensed in general and administrative expenses on the consolidated statements of operations.

In October 2013, the Company entered into a senior unsecured convertible promissory note agreement of $1,500,000. The terms of the note include an interest rate of 15% with a maturity date of October 10, 2016. See further discussion in Note 10 of the consolidated financial statements.

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

Employees

As of December 31, 2013, the Company had 30 full-time employees. None of the Company’s employees are covered by a collective bargaining agreement. Halo believes that it maintains good relationships with its employees.

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

Specific laws which affect HAM and HPA in particular are the following: The Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (“S.A.F.E. Act”), the Fair Debt Collection Practices Act (“FDCPA”), and the Real Estate Settlement Procedures Act (“Regulation X” or “RESPA”). Currently, the Company believes it is fully compliant with each of these laws. The Company believes that these laws, as currently enacted, provide barriers to entry for potential competitors, by virtue of their respective bonding and licensing requirements, and the overall cost of compliance. The Company believes that HAM and HPA maintain a competitive advantage in the marketplace because of these barriers to entry.

In addition to the referenced federal laws and regulations, state mortgage origination and mortgage servicing laws and regulations also affect the HAM and HPA businesses, by providing further barriers to entry as well as additional compliance and enforcement procedures for our unlicensed, noncompliant competition. The Company believes it is currently compliant with all relevant state laws and regulations in the states in which the Company does business, however, if the relevant laws and regulations were to change in the states where the Company has its highest concentration of business, such change could have an adverse impact on the Company’s operating strategy and overall revenues.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

The Company’s corporate offices are located at 7668 Warren Parkway, Suite 350, Frisco, Texas 75034. The Company currently pays for its office space on a month to month basis, and will continue to do so for the foreseeable future. In relation to its previous office facilities, effective August 31, 2013 the Company and its office lessor agreed to a final settlement whereby it would vacate its previously leased office facilities in Allen, Texas.

Item 3. LEGAL PROCEEDINGS.

The Company and certain of its affiliates, officers and directors have been named as defendants in an action filed on December 12, 2011 in the 191st District Court of Dallas County, Texas. The Plaintiffs allege that the Company has misappropriated funds in connection with offerings of securities during 2010 and 2011. The complaint further alleges that Defendants engaged in fraudulent inducement, negligent misrepresentation, fraud, breach of fiduciary duty, negligence, breach of contract, unjust enrichment, conversion, violation of the Texas Securities Act, and civil conspiracy. The Plaintiffs amended their Petition on April 24, 2012 and dropped the conversion and civil conspiracy claims. The action seeks an injunction and a demand for accounting along with damages in the amount of $4,898,157. The Company has taken the position that the Plaintiff’s claims have no merit, and accordingly is defending the matter vigorously. Defendants have filed a general denial of the claims as well as a Motion to Designate Responsible Third Parties whom Defendants believe are responsible for any damages Plaintiffs may have incurred. Defendants have also filed a Motion for Sanctions against the Plaintiffs and their counsel arguing, among other things, that (i) Plaintiffs’ claims are “judicially stopped” from moving forward by virtue of the fact that the same Plaintiffs previously filed suit against separate entities and parties with dramatically opposed and contradicting views and facts; (ii) Plaintiffs have asserted claims against Defendants without any basis in law or fact; and (iii) Plaintiffs have made accusations against Defendants that Plaintiffs know to be false. Additionally, Defendants have filed a no evidence Motion for Summary Judgment which was scheduled to be heard in October of 2012. The Plaintiffs requested and were granted a six month continuance on the hearing of that motion. The Plaintiffs have also filed a Motion to Stay the case pending the outcome of the Company’s lawsuit with the insurance companies which the Company has opposed. Initially the motion to stay was granted and Defendants moved for reconsideration. The parties were alerted that the court had reversed the Stay on appeal. The no evidence Motion for Summary Judgment was heard on August 9, 2013. Prior to the hearing, the Plaintiff’s filed a 3rd Amended Petition in which they dropped any claim of fraud including fraudulent inducement, fraud, conversion and civil conspiracy and added a new “control person” claim which was not subject to the no evidence Motion for Summary Judgment heard on August 9, 2013. On September 25, 2013, Defendants no evidence Motion for Summary Judgment was granted in its entirety. Defendants subsequently filed a no evidence Motion for Summary Judgment on the final remaining “control person” claim which was heard before the court on October 21, 2013. On December 18, 2013 a final Order Granting Defendant’s Second No-Evidence Motion of Final Summary Judgment was signed. The Plaintiff’s subsequently filed a motion for new trial. Following a hearing, the Plaintiff’s motion for new trial was denied by operation of law. The Plaintiff’s Filed a Notice of Appeal on March 11, 2014.

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

See Note 15 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for more information.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information

The Company’s Common Stock is currently traded in the over-the-counter market and quoted under the symbol HALN. The following are the high and low sales prices for the Company’s Common Stock for the periods reflected below:

Fiscal Year Ended December 31, 2013	High	Low
First Quarter	$.50	$.02
Second Quarter	$.03	$.01
Third Quarter	$.49	$.01
Fourth Quarter	$.01	$.01
Fiscal Year Ended December 31, 2012	High	Low
First Quarter	$1.01	$.05
Second Quarter	$.99	$.20
Third Quarter	$.25	$.06
Fourth Quarter	$.50	$.05

The above prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Holders

The Company estimates that there are approximately 3,730 shareholders including approximately 2,030 stockholders of record and approximately 1,700 stockholders with shares held in “street name”.

Dividends

We intend to retain future earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2013, we have not sold any equity securities not registered under the Securities Act.

Repurchases of Equity Securities

The Company did not repurchase any of its equity securities during the year ended December 31, 2013.

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

Plan of Operations

Halo has developed a fee for service business model through HAM for the monetization of non-performing, residential mortgage notes (“NPNs”) or foreclosed single family homes (“REO”) (collectively, “Assets”). Halo, through HAM and HPA, provides investors and asset owners a complete suite of asset management and mortgage services including, but not limited to (i) portfolio due diligence such as valuation engines, tax research, portfolio bid management, cost allocations and decision support; (ii) acquisition services including portfolio reconciliation, title, and tax reporting, an investor portal, initial portfolio inspection and servicing transfer assistance; (iii) repositioning services including portfolio restructuring, valuations, document preparation engine, document e-vaulting and proprietary loan underwriting; (iv) asset management and mortgage servicing including portfolio accounting, servicing and loan management functions, escrow administration, payment processing, loss mitigation and default resolution; and (v) liquidation strategies including predictive liquidity waterfalls, portfolio liquidation analysis, market analysis and disposition support. Halo focuses on the monetization and servicing of distressed real estate assets and finding a win-win solution for the asset owner/investor and the consumer. Halo will board REO properties as well as sub-performing and non-performing first lien mortgages from banks, financial institutions and mortgage servicers which have been purchased by investors. The majority of the assets will be either modified first lien mortgages or sold via owner finance, as opposed to a fire sale through a real estate network. HAM, through its strategic sub-servicing relationship, will “season” the notes (season is defined as collecting consistent cash flow payments from the borrower). Following several months of seller financed payment seasoning, Halo will assist in the disposal of the performing Assets in bulk to various bulk performing asset buyers.

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

Currently, HAM is under contract to manage and service approximately 4,100 assets in various stages of their life-cycle including REO, non-performing loans, re-performing note modifications, and performing owner financed contract-for-deeds. As the Company currently has the management, infrastructure, and physical work area capacity to scale and support additional assets under contract, it is actively seeking new clients as well as helping existing clients increase their respective asset pool. The Company believes that the country is in a long-term deleveraging cycle whereby home financing will continue to be difficult to obtain. For this same reason, we believe that investors will continue to be able to purchase assets in bulk from large institutional sellers at deep discounts and Halo’s goal is to establish itself, with the help of its unique technology platform and key servicing and vendor relationships, as the premier asset manager/servicer in the distressed non-performing loan and REO industry.

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

Results of Operations for the year ended December 31, 2013 compared to the year ended December 31, 2012

Revenues

For the year ended December 31, 2013, revenue increased $444,693 or 9% to $5,255,287 for the year ended December 31, 2013 from $4,810,594 for the year ended December 31, 2012. The $444,693 increase is primarily attributable to the following; HPA revenue increased $596,179 and HAM revenue increased $326,449, offset by a decrease of $477,935 in other cumulative Halo subsidiaries. The HPA revenue increase of $596,179 for the year ended December 31, 2013 compared to the year ended December 31, 2012 is primarily attributable to the increase of assets under property preservation management and fees associated with portfolio strategy consulting and portfolio acquisition support.

As discussed in Note 2 of the consolidated financial statements, HAM revenues include boarding and initial asset management fees, success fees, and its monthly servicing fee. The $326,449 increase in HAM revenues year over year is broken down as follows (1) increase in success fees of $927,512, (2) offset by a decrease in asset management fees of $580,525 and monthly servicing fees of $20,538. The Company saw an increase in its success fees during the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily attributable to a significant transaction during April 2013 in which Halo facilitated and earned a fee of $1,700,000 for the sale of a majority of one of its customer’s assets to another existing Halo customer. Outside of the $1,700,000 one-time significant transaction noted above, the Company saw a reduction in its remaining success fees during the year December 31, 2013 compared to the year ended December 31, 2012. This reduction is primarily attributable to the volume of assets in our book considered sellable in 2012 compared to 2013. As the Company successfully earns a default/disposition success fee on a unit, that unit is no longer in its potential success fee pipeline. As the pipeline of units decreases, the Company would expect its overall success fees to decrease (all other factors such as reset value, workout rate, etc. remaining the same). The $580,525 decrease in asset management fees is primarily due to one significant client boarding in early 2012 compared to 2013. Lastly, related to HAM, the Company saw a slight decrease of $20,538 in monthly service fees for the year ended December 31, 2013 compared to the year ended December 31, 2012.

The $477,935 decrease in other cumulative Halo subsidiaries is related to previous immaterial subsidiaries of the Company having some transactional revenue for the year ended December 31, 2012 compared to very immaterial activity for the year ended December 31, 2013 (entities sold in 2012 as discussed in Note 1 in the consolidated financial statements).

Operating Expenses

Sales and marketing expenses include direct sales costs related to HPA’s revenue streams including property preservation, tax and title reporting, eviction filing, mobile notary services, asset valuation, credit reports, and all other contract service commissions. Sales and marketing expenses increased $32,258 and 2% to $1,663,474 for the year ended December 31, 2013 from $1,631,216 for the year ended December 31, 2012. This increase is primarily attributable to the following factors; (1) overall increase in HPA direct sales cost and marketing associated with the above noted increases in HPA revenues, (2) offset by decreases attributable to a reduction in contract service costs from the Company’s servicer in 2013 compared to the previous year’s (and previous servicer relationship) servicing contract.

General and administrative expenses decreased $486,840 and 35% to $899,776 for the year ended December 31, 2013 from $1,386,616 for the year ended December 31, 2012. The variance is primarily attributable to the reduction in rent expense directly related to the final settlement with the Company’s previous office space lessor. As discussed fully in Note 1 and Note 15 to the consolidated financial statements, the final settlement released previously recognized rent expense which was included in accounts payable and deferred rent. Offsetting the above decrease, the settlement agreement required the sale of certain furniture and equipment by the Company to the office lessor. Both the cost of the furniture and equipment and the related accumulated depreciation have been removed from the respective accounts with the remaining asset value sold being expensed within general and administrative expenses. Other decreasing variances over the same time period include reduced legal fees (Company had reduced legal fees in defending the litigation matters discussed in Note 15 to the consolidated financial statements), reduced general insurance expense, utilities, and general office overhead expenditures.

Salaries, wages and benefits decreased $240,314 and 10% to $2,269,006 for the year ended December 31, 2013 from $2,509,320 for the year ended December 31, 2012. The decrease is primarily attributable to a reduction in overall employee headcount primarily in the HDS, HCS, HFS and HSIS entities that were operational during the majority of 2012 until sold, as discussed in Note 1 of the consolidated financial statements. The decrease noted above was offset by an increase in HAM payroll during the first part of the year 2013 compared to the same time period during 2012. Looking forward to the remainder of 2014, the Company will continue to gauge its headcount in the HAM subsidiary in line with the growth of asset units managed under HAM. As salaries, wages and benefits are the most significant cost to the Company, management actively monitors this cost to ensure it is in line with our business plan.

Interest expense decreased $177,664 or 41% to $253,823 for the year ended December 31, 2013 from $431,487 for the year ended December 31, 2012. The decrease is primarily attributable to the paydown of the secured asset promissory note, scheduled paydowns of subordinated debt and related party notes, offset by the capitalized interest on the promissory note that originated in October 2013. The above is discussed fully in Notes 9-12 to the consolidated financial statements.

The Company experienced an overall increase in its net income of $1,077,489 and 108% to a net income of $78,203 for the year ended December 31, 2013 from net loss of $999,286 for the year ended December 31, 2012, primarily attributable to the reasons noted above.

Significant Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. These policies are contained in Note 2 to the consolidated financial statements and summarized here.

Revenue Recognition, Accounts Receivable and Deferred Revenue

The Company recognizes revenue in the period in which services are earned and realizable. To further understand the Company’s business, HAM earns fees from its clients for its boarding and initial asset management fee, success fees, and its monthly servicing fee. The boarding and initial asset management services are performed in the first 30-60 days of assets being boarded and include; IRR analysis of loans boarded, detailed asset level workout exit strategy analysis, boarding the assets onto HAM’s proprietary software platform and the integrated servicing platform, identification and oversight of custodial files, oversight of mortgage/deed assignment from previous servicer, oversight of title policy administration work, and delinquent property tax research and exposure review. HAM’s monthly success fees are earned for completing its default and asset disposition services including note sales, originating owner finance agreements, and cash sales of REO properties owned by the client. HAM’s servicing fees are earned monthly and are calculated on a monthly unit price for assets under management.

HAM and HPA receivables are typically paid the month following services performed. As of December 31, 2013, the Company’s accounts receivable are made up of the following percentages; HAM at 84% and HPA at 16%.

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

Equity-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with ASC 718 “Compensation-Stock Compensation”. Under ASC 718, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options beginning when the specified events become probable of occurrence. For the year ended December 31, 2013 and 2012, there were 0 and 20,000 shares, respectively, of stock options awarded (discussed in Note 16). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of (i) the date on which the counterparty’s performance is complete, or (ii) the date on which it is probable that performance will occur.

Liquidity and Capital Resources

As of December 31, 2013, the Company had cash and cash equivalents of $127,048. The decrease of $57,073 in cash and cash equivalents from December 31, 2012 was due to net cash used in operating activities of $169,322, offset by net cash provided by investing activities and financing activities of $104,210 and $8,039, respectively.

Net cash used in operating activities was $169,322 for the year ended December 31, 2013, compared to $1,104,520 net cash used in operating activities for the year ended December 31, 2012.  The net cash used in operating activities for the year ended December 31, 2013 was due to net income of $78,203, adjusted primarily by the following: (1) non cash depreciation and amortization, capitalization of interest into the note payable (discussed in Note 10 of the consolidated financial statements), immaterial bad debt expense, non cash gain on the change in fair value of derivative, (2) reduction of the non-controlling interest balance from $82,460 to $0, reduction in net deposits and other assets, reduction of gross accounts receivable, and (3) offset by a decrease in accounts payable of $83,470, decrease in accrued and other liabilities (includes long term accrued interest) of $267,859, decrease in deferred rent of $136,995, and a decrease in deferred revenue of $11,300.

The $267,859 decrease in accrued and other liabilities is primarily related to the the following: (1) decrease in deferred compensation which was paid to a portion of the management team, (2) decrease in salaries and wages payable due to the timing of the payroll pay date for the period ended December 31, 2012 compared to December 31, 2013, and (3) decrease in accrued interest at December 31, 2013, compared to December 31, 2012, primarily related to the payment on the secured asset promissory note and its corresponding accrued interest discussed in Note 12 of the consolidated financials. The decrease in deferred rent of $136,996 is due to the final settlement with the office lessor, further discussed in Note 1 of the consolidated financial statements. The Company anticipates the deferred rent balance will continue to decrease moving forward until final payment of the landlord settlement is made in August 2014 (discussed in Note 15 to the consolidated financial statements).

Net cash provided by investing activities was $104,210 for the year ended December 31, 2013, compared to net cash provided by investing activities of $156,618 for the year ended December 31, 2012. Investing activities for the year ended December 31, 2013 consisted primarily of $165,000 in proceeds received on the note receivable from the sale of the HDS, HFS, and HCS subsidiaries, offset by $60,790 in purchases of software and computer equipment.

Net cash provided by financing activities was $8,039 for the year ended December 31, 2013, compared to net cash provided by financing activities of $474,888 for the year ended December 31, 2012. Financing activities for the year ended December 31, 2013 consisted primarily of October 2013 proceeds received from the note payable of $1,500,000, proceeds received of $472,011 from notes payable to related parties, offset by the $1,200,000 principal payment on the secured asset promissory note, $527,713 in principal payments on notes payable to related parties, $227,750 in principal payments on subordinated debt, and $8,509 payment of principal on the note payable in early 2013.

As shown below, at December 31, 2013, our contractual cash obligations totaled approximately $2,651,350, all of which consisted of operating lease obligations and debt principal and accrued interest repayment.

	Payments due by Period
Contractual Obligations	Less than 1 Year	1-3 years	4-5 years	More than 5 years	Total
Debt Obligations	$670,691	$1,784,999	$0	$0	$2,455,690

Operating Lease Obligations	$181,059	$14,601	$0	$0	$195,660
Total Contractual Cash Obligations	$851,750	$1,799,600	$0	$0	$2,651,350

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework (issued 1992). Based on this assessment, the Company’s management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

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

Item 9B. OTHER INFORMATION.

None.

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

On November 14, 2013, Tony Chron resigned from the Board of Directors of the Company. Set forth below is certain information regarding the persons who were directors and executive officers at any time during the fiscal year 2013.

Name	Age	Positions with the Company
Brandon C. Thompson	34	Chairman of the Board, Chief Executive Officer and Director

Paul Williams	57	Vice Chairman of the Board, Treasurer, Assistant Secretary and Director

Tony J. Chron	59	Director (through November 14, 2013)

T. Craig Friesland	42	Secretary and Director

Richard G. Morris	59	Director

Reif Chron	35	President and Chief Legal Counsel

Robert A. Boyce	51	Chief Operating Officer

Robbie Hicks	34	Chief Accounting Officer and Controller

Brandon C. Thompson

Brandon C. Thompson, 34, currently serves as Chairman of the Board and Chief Executive Officer of the Company. Mr. Thompson was a co-founder of HGI and has served as the Chairman of the Board of Directors and Chief Executive Officer of HGI since its founding in January 2007.  Commencing in March 2003, Mr. Thompson served as a Loan Officer with Morningstar Mortgage, LLC, a mortgage company, and eventually acquired the assets of that company through Halo Funding Group, LLC in February 2005, which was ultimately consolidated into HGI in January 2007. Following this acquisition, Mr. Thompson founded and has served as Chairman, President, and Chief Executive Officer of Halo Credit Solutions, LLC, Halo Debt Solutions, Inc., and Halo Group Consulting, Inc.  In January 2007, upon the founding of HGI, Mr. Thompson contributed his interest in these companies, as well as his interest in Halo Funding Group, LLC (currently named Halo Group Mortgage, LLC), to HGI.  The breadth of Mr. Thompson’s entrepreneurial and consumer services experience led the Board of Directors to believe this individual is qualified to serve as a director of the Company. Mr. Thompson was nominated for the Ernst & Young Entrepreneur of the Year Award, has served on the advisory board of Independent Bank of Texas. Mr. Thompson graduated from Abilene Christian University with a degree in Finance.

Paul Williams

Paul Williams, 57, currently serves as Vice Chairman of the Board, Treasurer and Assistant Secretary of the Company. Mr. Williams was a co-founder of HGI, has served as Vice Chairman of the Board, Chief Financial Officer (thru August 2012) and Treasurer of HGI since its founding in January 2007 and as Assistant Secretary since late September 2009.  Mr. Williams has over 30 years of business experience primarily in the capital markets and mergers and acquisitions.  Since October 2007, Mr. Williams has also served as an executive officer for Bison Financial Group, Inc., a business development company, and as an executive officer for Blue Star Equities, Inc., a capital markets company, since September 2007. From November 1999 to the present, Mr. Williams has also served as the managing member of Lincoln America Investments, LLC, a real estate and equity investment company. From January 15, 2006 to March 12, 2008, Mr. Williams served as an officer and director of NeXplore Corporation. In June 2007, NeXplore and its executive team received an administrative order from the Arkansas Securities Department, suspending their ability to offer or sell securities in the state. Mr. Williams has previously served three terms on the Board of the Texas Economic Development Council in Austin. In 2007 he served as Chairman of the Board of the Frisco Chamber of Commerce and in 2009 was recognized by the Dallas Business Journal as the CFO of the Year for companies under $50MM in revenues. Mr. Williams graduated from Austin College in Sherman, Texas with a double-major in Economics and Business Administration.  He also graduated from the Institute of Organization Management, affiliated with the U.S. Chamber of Commerce. The breadth of Mr. Williams’ entrepreneurial and financial services experience led the Board of Directors to believe this individual is qualified to serve as a director of the Company.

Tony J. Chron

Tony J. Chron, 59, served as a Director of the Company through November 14, 2014. Mr. Chron joined Halo in late September 2009 as its President.  Mr. Chron brought to the Company over 33 years of business experience in both public and private companies.  From 1997 to September 2009, Mr. Chron was a Senior Partner with Trademark Property Company, a major mixed-use and retail developer, and served in various executive capacities including, most recently, as Chief Operating Officer and Executive Vice President.  Mr. Chron also served on Trademark Property’s Executive Committee.  From 1986-1992 Mr. Chron served as Associate Corporate Counsel and Director of Real Estate and Property Management for Pier 1 Imports, Inc., a specialty retailer.  In 1992, following Pier 1 Imports’ purchase of Sunbelt Nursery Group, Inc., Mr. Chron served as General Counsel and Vice-President of Real Estate for Sunbelt, a specialty nursery retailer, and following the purchase by Frank’s Nursery & Crafts, Inc. of a 49% interest in Sunbelt, as Vice President of Store Development for Frank’s, a specialty retailer, where he remained until 1994.  From 1994 until 1997 Mr. Chron served as Vice President of Real Estate and Real Estate Legal for Michael Stores, Inc., a specialty retailer.  Mr. Chron is Mr. Thompson’s uncle and Reif Chron’s father. Mr. Chron earned a Doctor of Jurisprudence degree from South Texas College of Law in 1983.  He also has a BS degree from Abilene Christian University.  Mr. Chron has been a licensed attorney in the State of Texas for more than twenty-six years. The breadth of Mr. Chron’s professional and legal experience led the Board of Directors to believe this individual is qualified to serve as a director of the Company.

T. Craig Friesland

T. Craig Friesland, 42, currently serves as Secretary of the Company and served as Chief Legal Officer until October of 2010. Mr. Friesland was a co-founder of HGI and had served as a Director and Chief Legal Officer since its inception in January 2007.  He also practices law in his own firm, Law Offices of T. Craig Friesland, founded in January 2005.  Prior to establishing his own firm, Mr. Friesland practiced law with Haynes and Boone, LLP, one of the largest law firms in Texas, from September 1998 through December 2004.  Mr. Friesland earned his law degree at Baylor University School of Law in 1998.  He also has a Master of Business Administration degree from Baylor University and a Bachelor of Business Administration degree in Finance from The University of Texas at Austin.  Mr. Friesland was admitted to the State Bar of Texas in 1998. The breadth of Mr. Friesland’s professional legal experience led the Board of Directors to believe this individual is qualified to serve as a director of the Company.

Richard G. Morris

Richard G. Morris, 59, currently serves as a Director of the Company. Mr. Morris was a co-founder of HGI, and has served as a Director since its inception in January 2007.  Prior to joining the Company, he served in various positions with United Parcel Service from 1976 until March 2002, most recently, from January 2001 to March 2002 as one of its three District Operations Managers.  In that role, Mr. Morris was responsible for 5,400 employees, a staff of 18 senior managers, a monthly operating budget of approximately $28 million, and revenues in excess of $35 million.  After departing UPS, in July 2002, Mr. Morris became the principal owner of Rammco Distributors, Incorporated, an equipment rental company which he still owns.  In July 2004, Mr. Morris co-founded Blue River Development, Inc., a real estate investment and development company, and is currently the sole owner and operator of this company.  In August 2008, Mr. Morris acquired Port City, Inc., a plastics manufacturing company which Mr. Morris also currently owns and operates. The breadth of Mr. Morris’ entrepreneurial, managerial and operational experience led the Board of Directors to believe this individual is qualified to serve as a director of the Company.

Reif O. Chron

Reif O. Chron, 35, currently serves as President and General Counsel of the Company. Mr. Chron joined Halo in March of 2009 to serve as General Counsel. Mr. Chron studied Accounting at Texas A&M University and subsequently graduated with his Juris Doctorate from Washington University School of Law. Prior to attending Washington University, Mr. Chron spent time at Pricewaterhouse Coopers LLP where he specialized in tax planning for high net worth clients. Mr. Chron also worked at Trademark Property Company, where he participated in several projects, including a $160 million real estate portfolio sale to Heritage Property Investment Trust, a new 400,000 square foot shopping center in Flowood, MS and a $100 million lifestyle center located in the Woodlands, TX. Mr. Chron also compiled market research that has led to three new development projects. After earning his law degree, he practiced as a real estate attorney at Kelly Hart & Hallman where his experience includes the negotiation, due diligence review, documentation, and closing of sophisticated real estate transactions, including the acquisition and disposition of office buildings, hotels, commercial tracts and ranch land as well as representing developers in the acquisition, leasing and management of shopping centers and mixed-use projects.

Robert A. Boyce, Jr.

Robert A. Boyce, Jr., 51, currently serves as Chief Operating Officer of the Company. Mr. Boyce joined Halo in June of 2011 bringing over 27 years of business operating experience in public companies and the private sector. For the five years prior to joining Halo, Mr. Boyce managed and operated commercial real estate holdings in Texas and commercial agricultural properties in Mississippi. From 1990 to 2005, Mr. Boyce held various executive positions for United Agri Products (and its related entities), which prior to being taken public by the Apollo Group, was a wholly-owned subsidiary of ConAgra Foods. While with UAP, Mr. Boyce held the positions of President of Verdicon, the non-crop distribution business with revenues of $300 million; Executive Vice President of United Agri Products responsible for $1.2 billion in revenue; and President and General Manager for two independent operating companies with revenue of $200 million. Prior to joining UAP, Mr. Boyce worked for Helena Chemical Company and ICI Americas. Throughout his career, Mr. Boyce has served on national and regional industry-related boards. He is a graduate from the University of Mississippi, B.B.A., 1984.

Robbie Hicks

Robbie Hicks, 34, currently serves as Chief Accounting Officer and Controller of the Company.  Mr. Hicks joined Halo in April of 2009 as the Company’s Controller. In this capacity, Mr. Hicks has been responsible for the preparation and timely filing of the Company’s annual and quarterly financials with the Securities Exchange Commission, all accounting functions including accounting policy and procedure and implementation, treasury management, and internal management reporting to the Company’s Executive Committee and Board of Directors.  Prior to joining the Company, Mr. Hicks was an audit manager with KPMG LLP, servicing its financial services clients in the Dallas metro area.  Several clients included a public national bank, a large mortgage servicing company, and several private investment companies.  Mr. Hicks is a certified public accountant in the State of Texas.  He is a 2003 graduate of Texas Tech University where he received both his B.B.A and Master of Science in Accounting.

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

Item 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The particulars of compensation paid to the following persons during the fiscal period ended December 31, 2013 and 2012 are set out in the summary compensation table below:

•	our Chief Executive Officer (Principal Executive Officer);
•	our Chief Accounting Officer (Principal Financial Officer);

•	each of our three most highly compensated executive officers, other than the Principal Executive Officer and the Principal Financial Officer, who were serving as executive officers at the end of the fiscal year ended December 31, 2013 and 2012; and
•	up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended December 31, 2013 and 2012;

(collectively, the “ Named Executive Officers ”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)**	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)***	Total ($)
Brandon C. Thompson, CEO	2013 2012	$250,000 $225,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$250,000 $225,000
Paul Williams, CFO (Principal Financial Officer thru August 31, 2012)	2013 2012	-0- $75,000	-0- -0-	-0- -0-	-0- -0-	$22,000 $3,000	$22,000 $78,000
Robbie Hicks, CAO (Principal Financial Officer from August 31, 2012)	2013 2012	$150,000 $138,865	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$150,000 $138,865
Reif Chron, President & General Counsel	2013 2012	$250,000 $225,000	$0 $0	-0- -0-	-0- -0-	-0- -0-	$250,000 $225,000

** 2013 and 2012 Salary includes both gross cash payments made and deferred compensation accrued during the year ended December 31, 2013 and 2012, respectively

*** Other compensation includes non-employee compensation for the sale of HDS, HFS and HCS subsidiaries. This compensation is paid as a percentage of cash proceeds received against the note receivable as discussed in Note 2 of the consolidated financial statements.

Summary Compensation

The Company has no employment agreements with any of its Directors or executive officers.

For the fiscal year ended December 31, 2013, no outstanding stock options or other equity-based awards were re-priced or otherwise materially modified. No stock appreciation rights have been granted to any of our Directors or executive officers and none of our Directors or executive officers exercised any stock options or stock appreciation rights. There are no non-equity incentive plan agreements with any of our Directors or executive officers.

Outstanding Equity Awards

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Brandon C. Thompson, CEO	0	0	0	0	0	0	0	0	0
Robbie Hicks, CAO	23,000 77,000	0	0	$0.94 $1.59	3/04/2014 6/29/2014	0	0	0	0
Reif Chron, President & General Counsel	23,000 77,000	0 0	0 0	$0.94 $1.59	3/11/2014 6/29/2014	0 0	0 0	0 0	0 0

Compensation of Directors

DIRECTOR COMPENSATION
Name	Fees earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
T. Craig Friesland	$13,235	-0-	-0-	-0-	$13,235
Richard G. Morris	$13,235	-0-	-0-	-0-	$13,235
Tony Chron	$11,550	-0-	-0-	-0-	$11,550
Paul Williams	$13,235	-0-	-0-	-0-	$13,235

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There is no employment or other contracts or arrangements with officers or Directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, Directors or consultants that would result from the resignation, retirement or any other termination of service in respect of such Directors, officers or consultants. There are no arrangements for Directors, officers, employees or consultants that would result from a change-in-control.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership, as of March 31, 2014 of the Company’s common stock, which is the Company’s only outstanding class of voting securities, and the voting power resulting from such beneficial ownership, by

•	each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock;
•	each director of the Company;
•	each executive officer of the Company; and
•	all directors and executive officers of the Company as a group.

Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (3)

Brandon C. Thompson (2)	20,051,110	28.1%

James Temme (2)	17,808,000 (7)	24.9%

Jimmy Mauldin (2)	8,500,000	11.9%

Paul Williams (2)	4,395,243	6.2%

T. Craig Friesland (2)	2,250,122	3.2%

Richard G. Morris (2)	4,210,006 (4)	5.9%

Tony J. Chron (2)	1,290,071 (5)	1.8%

Reif Chron (2)	1,160,005 (6)	1.6%

Robbie Hicks (2)	150,005 (6)	*(3)

Directors and executive officers as a group (six persons)	33,356,557 (8)	46.9%

(1)     We understand that, except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable to that owner.

(2)     The address for each such beneficial owner is 7668 Warren Parkway, Suite 350, Frisco, Texas 75034.

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

(8)     Includes (a) 3,822 shares of the Company’s Series Z preferred stock (172,009 shares of the Company’s common stock into which such Series Z preferred stock will be convertible) issuable upon exercise of HGI stock options and (b) 978 shares of the Company’s Series Z preferred stock (44,004 shares of the Company’s common stock into which such Series Z preferred stock will be convertible) issuable upon conversion of HGI preferred stock and (c) two separate calculations of 2,222 shares of the Company’s Series Z preferred stock (100,005 shares of the Company’s common stock into which such Series Z preferred stock will be convertible) issuable upon exercise of the HGI stock options. This also includes 40,000 shares of Series E convertible preferred stock (conversion rate of 50 common shares per share of Series E) for a total of 2,000,000 shares issuable upon conversion of the preferred stock into common stock.

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

Equity Compensation Plan Information
	A(1)	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	681,700(1)	$1.00	-0-
Equity compensation plans not approved by security holders	20,000	$0.34	-6,980,000-
Total	701,700	$0.98	-6,980,000-

(1)	Includes 681,700 shares subject to stock options under the HGI 2007 Stock Plan.

Following is a brief description of the material features of each compensation plan under which equity securities of the Company are authorized for issuance, which was adopted without the approval of the Company security holders:

Prior to the merger in 2009, HGI granted stock options to certain employees and contractors under the HGI 2007 Stock Plan. Pursuant to the terms of the merger and the terms of the HGI 2007 Stock Plan, the Company’s common stock will be issued upon the exercise of the HGI stock options. At December 31, 2009, pursuant to the terms of the merger agreement, all options available for issuance under the HGI 2007 Stock Plan have been forfeited and consequently the Company has no additional shares subject to options or stock purchase rights available for issuance under the HGI 2007 Stock Plan. Currently outstanding options under the HGI 2007 Stock Plan have fully vested and expire upon termination of employment or five years from the date of grant. This plan is discussed in further detail in Note 16 to the consolidated financials.

On July 19, 2010, the board of directors approved the Company’s 2010 Incentive Stock Plan (2010 Stock Plan). The 2010 Stock Plan allows for the reservation of 7,000,000 shares of the Company’s common stock for issuance under the plan. The 2010 Stock Plan became effective July 19, 2010 and terminates July 18, 2020. As of December 31, 2013, 20,000 shares were granted under the 2010 Stock Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons, Promoters and Certain Control Persons

Since the beginning of the fiscal year January 1, 2013 and except as disclosed below, none of the following persons has had any direct or indirect material interest in any transaction to which the Company was or is a party, or in any proposed transaction to which the Company proposes to be a party:

•	any director or officer of the Company;

•	any proposed director of officer of the Company;

•	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the Company’s common stock; or

•	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

Prior to and during 2013, the Company was indebted to Reif Chron, President and Chief Legal Officer, for $73,000 in proceeds less the $43,000 in paydowns on working capital advances he made to the Company. As of December 31, 2013, the advance balance was $30,000. The advance did not accrue interest. Subsequent to December 31, 2013, Mr. Chron advanced an additional $40,000 for total advances of $70,000.

Prior to and during 2013, the Company was indebted to Cade Thompson, CEO and Director of the Board, for $112,000 in proceeds less the $62,000 in paydowns on working capital advances he made to the Company. As of December 31, 2013, the advance balance was $50,000. The advance did not accrue interest. Subsequent to December 31, 2013, Mr. Thompson advanced an additional $65,000 for total advances of $115,000.

As of December 31, 2012, a Company director had an outstanding advance to the Company of $100,000, for short term capital. During the twelve months ended December 31, 2013, the director advanced an additional $325,000 to the Company for working capital less repayment of $375,000 advanced. As of December 31, 2013, the advance balance was $50,000. The advance did not accrue interest. Subsequent to December 31, 2013, a Director advanced an additional $300,000 for total outstanding advances of $350,000.

During 2011, the Company entered into one unsecured promissory note with Tony Chron, Director of the Company, in the amount of $250,000. The note accrued interest of $52,426. During 2011, the note and accrued interest were consolidated into one note balance of $302,426, with future payments to be made per the note amortization schedule. As of December 31, 2013 the remaining total principal on this consolidated note balance was $182,379. The balance accrues interest at an annual rate of 6%. Total interest paid to Mr. Chron during 2013 totaled $18,327.

During 2010, Martin Williamson invested $1,200,000 in the $20,000,000 Equitas Housing Fund 25% Secured Promissory Note Offering. In May 2013, the $1,200,000 of principal balance was paid in full, along with $150,000 of the outstanding accrued interest balance. Halo and the secured asset promissory note holder agreed to include the remaining accrued interest in a promissory note due December 31, 2013. The maturity date has been extended to December 31, 2014. The new promissory note will accrue interest at a 10% annual rate, with interest only payments due periodically and final balloon payment due at maturity. As of December 31, 2013, the accrued interest balance was $218,568. Mr. Williamson is Reif Chron’s stepfather.

Prior to and during 2013, the Company had a related party note with an entity owned by the father of Jimmy Mauldin, a beneficial owner, totaling $370,639. The note currently bears interest of 6% and has a maturity date of September 15, 2016. As of December 31, 2013, the note balance was $270,180. Total interest paid in 2013 on this note totaled $29,103.

Director Independence; Board Leadership Structure

The Company’s common stock is quoted through the OTC System. For purposes of determining whether members of the Company’s Board of Directors are “independent,” the Company’s Board utilizes the standards set forth in the NASDAQ Stock Market Marketplace Rules. At present, the Company’s entire Board serves as its Audit, Compensation and Nominating Committees. The Company’s Board of Directors has determined that, of the Company’s present directors, both Richard G. Morris and T. Craig Friesland, constituting two of the four members of the Board, is an “independent director,” as defined under NASDAQ’s Marketplace Rules, for purposes of qualifying as independent members of the Board and an Audit, Compensation and Nominating Committee of the Board, but that Brandon C. Thompson and Paul Williams are not “independent directors” since they currently serve as or in the past three years have served as executive officers of the Company. In reaching its conclusion, the Board determined that both Mr. Morris and Mr. Friesland do not have a relationship with the Company that, in the Board’s opinion, would interfere with his exercise of independent judgment in carrying out the responsibilities of a director, nor does Mr. Morris have any of the specific relationships set forth in NASDAQ’s Marketplace Rules that would disqualify him from being considered an independent director.

Since the effective date of the merger in 2009, the Company has not changed the structure of its Board of Directors and currently, Mr. Brandon C. Thompson serves as both Chairman of the Board and Chief Executive Officer. As noted above, Mr. Richard G. Morris and Mr. T. Craig Friesland are the only independent directors and, neither Mr. Morris nor Mr. Friesland have taken on any supplemental role in their capacity as director. It is anticipated that additional independent directors will be added to the Board, however, the Company’s Board of Directors has not set a timetable for such action.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following information summarizes the fees billed to us by Whitley Penn LLP and Montgomery Coscia Greilich L.L.P. for professional services rendered for the fiscal year ended December 31, 2013 and 2012, respectively.

Audit Fees.   Fees billed or remainder to be billed for audit services by Whitley Penn LLP were $77,500 for fiscal year 2013 and $74,000 for fiscal year 2012, and $1,838 was paid to Montgomery Coscia Greilich L.L.P. for fiscal year 2012. Audit fees include fees associated with the annual audit and the reviews of the Company’s quarterly reports on Form 10-Q, and other SEC filings.

Audit-Related Fees.   The Company did not pay any audit-related service fees to Whitley Penn LLP, other than the fees described above, for services rendered during fiscal year 2013 or 2012.

Tax Fees.   Fees billed for tax compliance by Whitley Penn LLP were $9,500 for fiscal year 2013 and $9,000 for fiscal year 2012.

All Other Fees. Other Fees billed by Whitley Penn LLP were $0 in fiscal year 2013 and 2012.

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

Date: March 31, 2014	By:	/s/ Brandon Cade Thompson
Brandon Cade Thompson
Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2014	By:	/s/ Robbie Hicks
Robbie Hicks
Chief Accounting Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Brandon Cade Thompson	Chairman, CEO, Director
Brandon Cade Thompson	(principal executive officer)	March 31, 2014

/s/ Robbie Hicks	Chief Accounting Officer
Robbie Hicks	(principal financial officer)	March 31, 2014

/s/ Paul Williams
Paul Williams	Vice Chairman, Director	March 31, 2014

/s/ T. Craig Friesland
T. Craig Friesland	Director	March 31, 2014

/s/ Richard Morris
Richard Morris	Director	March 31, 2014

HALO COMPANIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

The following consolidated financial statements of the Company are contained in this Report on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Halo Companies, Inc.

We have audited the accompanying consolidated balance sheets of Halo Companies, Inc. (the “Company”), as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WHITLEY PENN LLP

Dallas, Texas

March xx, 2014

Halo Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2013	December 31, 2012

CURRENT ASSETS
Cash and cash equivalents	$127,048	$184,121
Trade accounts receivable, net of allowance for doubtful
accounts of $375,665 and $375,665, respectively	157,765	183,151
Note receivable	—	165,000
Total current assets	284,813	532,272

PROPERTY, EQUIPMENT AND SOFTWARE, net	108,348	146,697
DEPOSITS AND OTHER ASSETS	39,589	45,000

TOTAL ASSETS	$432,750	$723,969

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$616,878	$700,348
Accrued and other liabilities (including $58,149 and
$55,927 to related parties, respectively)	345,524	601,742
Deferred revenue	—	11,300
Current portion of secured asset promissory note	—	1,200,000
Current portion of subordinated debt	5,417	226,713
Current portion of notes payable to related parties	388,232	396,129
Current portion of notes payable	—	8,509
Current portion of deferred rent	169,349	186,227
Total current liabilities	1,525,400	3,330,968

NOTES PAYABLE, LESS CURRENT PORTION	1,551,828	—
NOTES PAYABLE TO RELATED PARTIES, LESS CURRENT PORTION	194,327	242,132
SUBORDINATED DEBT, LESS CURRENT PORTION	15,833	20,833
ACCRUED INTEREST ON RELATED PARTY NOTES, LESS CURRENT PORTION	23,011	34,652
DERIVATIVE LIABILITY	15,772	29,351
DEFERRED RENT, LESS CURRENT PORTION	—	120,117
Total liabilities	3,326,171	3,778,053

SHAREHOLDERS' DEFICIT
Series Z Convertible Preferred Stock, par value $0.01 per share; 82,508 shares
authorized; 0 shares issued and outstanding at December 31, 2013 and December 31, 2012	—	—
Preferred Stock, par value $0.001 per share; 917,492 shares
authorized; 0 shares issued and outstanding at December 31, 2013 and December 31, 2012	—	—
Series X Convertible Preferred Stock, par value $0.01 per share; 143,677 shares authorized; 143,677 shares issued and outstanding at December 31, 2013 and December 31, 2012,
liquidation preference of $1,436,770	1,437	1,437
Series E Convertible Preferred Stock, par value $0.001 per share; 100,000 shares authorized;
70,000 shares issued and outstanding at December 31, 2013 and December 31, 2012,
respectively, liquidation preference of $700,000	70	70
Halo Group, Inc. Preferred Stock, par value $0.001 per share; 2,000,000 shares authorized
Series A Convertible Preferred Stock;
372,999 shares issued and outstanding at December 31, 2013 and December 31, 2012
liquidation preference of $648,667	373	373
Series B Convertible Preferred Stock;
229,956 shares issued and outstanding at December 31, 2013 and December 31, 2012
liquidation preference of $539,010	230	230
Series C Convertible Preferred Stock;
124,000 shares issued and outstanding at December 31, 2013 and December 31, 2012
liquidation preference of $363,276	124	124
Common Stock, par value $0.001 per share; 375,000,000 shares authorized;
66,364,083 shares issued and outstanding
at December 31, 2013 and December 31, 2012	66,364	66,364
Additional paid-in capital	7,638,764	7,638,764
Accumulated deficit	(10,600,783)	(10,678,986)
Total deficit	(2,893,421)	(2,971,624)
NONCONTROLLING INTEREST	—	(82,460)
Total shareholders' deficit	(2,893,421)	(3,054,084)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$432,750	$723,969

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2013	2012
REVENUE (including $457,148 and $20,783
from related parties, respectively)	$5,255,287	$4,810,594

OPERATING EXPENSES
Sales and marketing expenses	1,663,474	1,631,216
General and administrative expenses	899,776	1,386,616
Salaries, wages, and benefits	2,269,006	2,509,320
Total operating expenses	4,832,256	5,527,152

OPERATING INCOME (LOSS)	423,031	(716,558)

OTHER INCOME (EXPENSE)
Gain (loss) on change in fair value of derivative	13,579	(4,381)
Gain on sale of software	—	50,000
Gain on sale of HDS, HFS and HCS subsidiaries	—	134,731
Wind down of noncontrolling interest subsidiary	(82,460)	—
Loss on sale of HGR subsidiary	—	(7,500)
Interest expense (including $33,128 and $36,633
to related parties, respectively)	(253,823)	(431,487)
Net income (loss) from operations, before income tax provision	100,327	(975,195)

INCOME TAX PROVISION	22,124	24,172

NET INCOME (LOSS)	78,203	(999,367)

Gain attributable to the noncontrolling interest	—	81

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$78,203	$(999,286)

Earning per share:
Basic	$0.00	$(0.02)
Diluted	$0.00	$(0.02)

Weighted Average Shares Outstanding
Basic	66,364,083	65,929,295
Diluted	71,661,135	65,929,295

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

For the Years Ended December 31, 2013 and 2012

	Halo Companies, Inc. Common Stock		Halo Companies, Inc. Series X Convertible Preferred Stock		Halo Companies, Inc. Series E Convertible Preferred Stock		Halo Group, Inc. Series A Convertible Preferred Stock		Halo Group, Inc. Series B Convertible Preferred Stock		Halo Group, Inc. Series C Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2011	65,494,506	$65,495	152,177	$1,522	—	$—	372,999	$373	229,956	$230	124,000	$124	7,000,218	$(9,679,700)	$(82,379)	$(2,694,117)

Stock-based compensation expense	—	—	—	—			—	—	—	—	—	—	6,800	—	—	$6,800

Exercise of Stock Options	10,000	10	—	—	—	—	—	—	—	—	—	—	90	—	—	$100

Issuance of Common Shares	79,546	79	—	—	—	—	—	—	—	—	—	—	17,421	—	—	17,500

Discretionary redemption of Series X Convertible Preferred Stock	—	—	(8,500)	(85)	—	—	—	—	—	—	—	—	(84,915)	—	—	(85,000)

Issuance of Common Stock Shares as payment of stock dividends	780,031	780	—	—	—	—	—	—	—	—	—	—	(780)	—	—	—

Issuance of Series E Convertible Preferred Stock for cash	—	—	—	—	70,000	70	—	—	—	—	—	—	699,930	—	—	700,000

Net loss attributable to common shareholders	—	—	—	—	—	—	—	—	—	—	—	—	—	(999,286)	—	(999,286)

Allocation of gain to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(81)	(81)

Balance at December 31, 2012	66,364,083	$66,364	143,677	$1,437	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$7,638,764	$(10,678,986)	$(82,460)	$(3,054,084)

Net income attributable to common shareholders	—	—	—	—	—	—	—	—	—	—	—	—	—	78,203	—	78,203

Wind down of noncontrolling interest subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	—	82,460	82,460
Balance at December 31, 2013	66,364,083	$66,364	143,677	$1,437	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$7,638,764	$(10,600,783)	$—	$(2,893,421)

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2013	December 31, 2012
CASH FLOWS FROM OPERATIONS

Net income (loss)	$78,203	$(999,286)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	99,139	71,435
Amortization of debt discount	1,454	17,444
Amortization of loan origination costs	3,333	—
Capitalization of interest into note payable	51,828	—
Bad debt expense	1,197	35,259
(Gain) loss on change in fair value of derivative	(13,579)	4,381
Gain on sale of software and equipment	—	(50,000)
Stock based compensation	—	6,800
Stock based payment for services	—	17,500
Gain on sale of HDS, HFS and HCS subsidiaries	—	(134,731)
Loss on sale of HGR subsidiary	—	7,500
Noncontrolling interest	82,460	(81)
Changes in operating assets and liabilities:
Accounts receivable	24,189	410,908
Deposits and other assets	2,078	(35,000)
Accounts payable	(83,470)	86,971
Accrued and other liabilities	(267,859)	253,506
Deferred rent	(136,995)	(114,311)
Deferred revenue	(11,300)	(682,815)
Net cash used in operating activities	(169,322)	(1,104,520)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received from joint venture	—	9,823
Proceeds received from sale of HDS, HFS and HCS subsidiaries	—	85,000
Proceeds received from note receivable	165,000	—
Proceeds received from sale of HGR subsidiary	—	30,000
Purchases of property and equipment	(60,790)	(18,205)
Proceeds received on sale of software and equipment	—	50,000
Net cash provided by investing activities	104,210	156,618

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from issuance of preferred stock	—	700,000
Discretionary redemption of preferred stock	—	(85,000)
Issuance of common stock for the exercise of stock options	—	100
Principal payments on secured asset promissory note	(1,200,000)	—
Proceeds from notes payable	1,500,000	—
Principal payments on notes payable	(8,509)	(164,365)
Proceeds from notes payable to related parties	472,011	190,000
Principal payments on notes payable to related parties	(527,713)	(113,847)
Proceeds from subordinated debt	—	25,000
Principal payments on subordinated debt	(227,750)	(77,000)
Net cash provided by financing activities	8,039	474,888

Net decrease in cash and cash equivalents	(57,073)	(473,014)

CASH AND CASH EQUIVALENTS, beginning of year	184,121	657,135

CASH AND CASH EQUIVALENTS, end of year	$127,048	$184,121

SUPPLEMENTAL INFORMATION
Cash paid for taxes - Texas Margin Tax	$22,124	$24,172
Cash paid for interest	$243,172	$173,507

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc.

Notes To Consolidated Financial Statements

December 31, 2013

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

Halo has multiple wholly-owned subsidiaries including Halo Group Inc. (“HGI”), Halo Asset Management, LLC (“HAM”), Halo Portfolio Advisors, LLC (“HPA”), and Halo Benefits, Inc. (“HBI”). HGI is the management and shared services operating company. HAM provides asset management and mortgage servicing services to investors and asset owners including all aspects of buying and managing distressed REO and non-performing loans. HPA exists to market the Company’s operations as a turnkey solution for strategic business to business opportunities with HAM’s investors and asset owners, major debt servicers and field service providers, lenders, and mortgage backed securities holders. HBI was originally established as an association benefit services to customers throughout the United States and although a non-operating entity, remains a subsidiary due to its historical net operating loss carryforward. During the year, several non-operating subsidiary entities were legally closed. They included Halo Select Insurance Services, LLC (“HSIS”), Halo Group Mortgage, LLC (“HGM”), and Equitas Housing Fund, LLC (“EHF”). These subsidiaries were established in previous years to provide insurance brokerage and mortgage services. EHF was set up as the Company’s investment in non-performing loans as discussed below in Note 7.

In November 2012, the Company entered into a stock/unit purchase agreement for the sale of the Company’s subsidiaries Halo Debt Solutions, Inc. (“HDS”), Halo Financial Services, LLC (“HFS”), and Halo Credit Solutions (“HCS”). The purchase agreement was finalized at $250,000, which included a $25,000 down payment at closing and promissory note financing for the remainder of the purchase price. The Company recorded a gain on the sale of HDS, HFS and HCS of $134,731. As of December 31, 2013, the buyer has paid (including the down payment) the Company $250,000 (paid in full).

In April 2013, the Company eliminated the noncontrolling interest balance on its balance sheet when it effectively closed the non-operating subsidiary Halo Choice Insurance Services, LLC (“HCIS”). See further discussion in Note 2 of the consolidated financial statements.

In August 2013, the Company and its office lessor agreed to a final settlement whereby it would vacate its previously leased office facilities in Allen, Texas. In doing so, the final settlement obligation of $254,023 is to be paid over twelve equal installments beginning in September 2013 through August 2014. This balance is included in the current portion of deferred rent. The final settlement released previously recognized rent expense which was included in accounts payable and deferred rent. The release of these obligations was credited to rent expense which is included in general and administrative expense on the consolidated statements of operations. Additionally, the final settlement included requirements that (1) the office lessor retain the Company’s $45,000 deposit and (2) the Company sell certain furniture and equipment in the office. Both the cost of the furniture and equipment and the related accumulated depreciation have been removed from the respective accounts, with the resulting income statement impact being expensed in general and administrative expenses on the consolidated statements of operations.

In October 2013, the Company entered into a senior unsecured convertible promissory note agreement of $1,500,000. The terms of the note include an interest rate of 15% with a maturity date of October 10, 2016. See further discussion in Note 10 of the consolidated financial statements.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements as of December 31, 2013 and 2012 include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain balances have been reclassified in prior period to be consistent with current year presentation.

Revenue Recognition, Accounts Receivable and Deferred Revenue

The Company recognizes revenue in the period in which services are earned and realizable. To further understand the Company’s business, HAM earns fees from its clients for its boarding and initial asset management fee, success fees, and its monthly servicing fee. The boarding and initial asset management services are performed in the first 30-60 days of assets being boarded and include; IRR analysis of loans boarded, detailed asset level workout exit strategy analysis, boarding the assets onto HAM’s proprietary software platform and the integrated servicing platform, identification and oversight of custodial files, oversight of mortgage/deed assignment from previous servicer, oversight of title policy administration work, and delinquent property tax research and exposure review. HAM’s monthly success fees are earned for completing its default and asset disposition services including note sales, originating owner finance agreements, and cash sales of REO properties owned by the client. HAM’s servicing fees are earned monthly and are calculated on a monthly unit price for assets under management.

HAM and HPA receivables are typically paid the month following services performed. As of December 31, 2013, the Company’s accounts receivable are made up of the following percentages; HAM at 84% and HPA at 16%.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: past transaction history with the customer, current economic and industry trends, and changes in customer payment terms. The Company provides for estimated uncollectible amounts through an increase to the allowance for doubtful accounts and a charge to earnings based on actual historical trends and individual account analysis. Balances that remain outstanding after the Company has used reasonable collection efforts are written-off through a charge to the allowance for doubtful accounts. The below table summarizes the Company’s allowance for doubtful accounts as of December 31, 2013 and December 31, 2012, respectively;

	Balance at Beginning of Period	Increase in the Provision	Accounts Receivable Write-offs	Balance at End of Period
Year ended December 31, 2013
Allowance for doubtful accounts	$375,665	$1,197	$1,197	$375,665
Year ended December 31, 2012
Allowance for doubtful accounts	$446,722	$35,259	$106,316	$375,665

As of December 31, 2013, the Company’s allowance for doubtful accounts is made up of the following percentages; HAM at 96% and HPA at 4%. The HAM and HPA allowance is related to one client. The client is in a court appointed receivership and the Company is awaiting final outcome of its receivable claim into the receivership to determine any potential recoverability. As of December 31, 2013, the Company has fully reserved all outstanding accounts receivables of this client.

Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing (i) net income (loss) available to common shareholders (numerator), by (ii) the weighted average number of common shares outstanding during the period (denominator). Diluted net income (loss) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. At December 31, 2013 and 2012, there were 5,030,327 and 5,563,777 shares, respectively, underlying potentially dilutive convertible preferred stock and stock options outstanding. These shares were not included in dilutive weighted average shares outstanding for the year ended December 31, 2012 because their effect is anti-dilutive due to the Company’s reported net loss.

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

Principles of Consolidation

The consolidated financial statements of the Company for the year ended December 31, 2013 include the financial results of HCI, HGI, HGM, HBI, HSIS, HCIS, HPA, HAM, and EHF. All significant intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements of the Company for the year ended December 31, 2012 include the financial results of HCI, HGI, HGM, HBI, HSIS, HCIS, HPA, HAM, and EHF. The financial results of Halo Group Realty are included for the one month period ended January 31, 2012. The financial results of HDS, HFS, and HCS are included for period beginning January 1, 2012 thru November 9, 2012. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of 90 days or less to be cash equivalents.

Note Receivable

In November 2012, the Company entered into a stock/unit purchase agreement for the sale of the Company’s subsidiaries HDS, HFS, and HCS for consideration of $250,000 (sale discussed in further detail above). As of December 31, 2013, the buyer has paid (including the down payment) the Company $250,000. The balance has been paid in full. The note receivable did not bear interest.

Deposits and Other Assets

At December 31, 2013, deposits and other assets was $39,589, which included $36,667 in deferred origination costs ($40,000 in total origination fees offset by $3,333 in accumulated amortization) for the senior unsecured promissory note discussed in Note 10, with the remaining $2,922 as a prepaid vendor expense. The fees are to be amortized over the life of the promissory note. During the year ended December 31, 2012, the Company established a $45,000 deposit held with the Company’s office lessor. As discussed in Note 1, in August 2013, the office lessor final settlement with the Company required that the lessor retain the Company’s $45,000 deposit. As such, the office lessor deposit was $0 at December 31, 2013.

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

Fair Value of Financial Instruments

The carrying value of trade accounts receivable, accounts payable, and accrued and other liabilities approximate fair value due to the short maturity of these items. The estimated fair value of the notes payable and subordinated debt approximates the carrying amounts as they bear market interest rates.

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

Long-Lived Assets

Long-lived assets are reviewed on an annual basis or whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by that asset. If it is determined that the carrying amount of an asset may not be recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is the estimated value at which the asset could be bought or sold in a transaction between willing parties. There were no impairment charges for the year ended December 31, 2013 and 2012.

Equity-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with ASC 718 “Compensation-Stock Compensation”. Under ASC 718, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options beginning when the specified events become probable of occurrence. For the year ended December 31, 2013 and 2012, there were 0 and 20,000 shares, respectively, of stock options awarded (discussed in Note 16). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of (i) the date on which the counterparty’s performance is complete, or (ii) the date on which it is probable that performance will occur.

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

The Company accounts for its position in tax uncertainties under ASC 740-10. ASC 740-10 establishes standards for accounting for uncertainty in income taxes. ASC 740-10 provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. ASC 740-10 applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) No additional liabilities have been recognized as a result of the implementation. The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the years ended December 31, 2013 or 2012.

The Company incurred no penalties or interest for taxes for the years ended December 31, 2013 or 2012. The Company is subject to a three year statute of limitations by major tax jurisdictions for the fiscal years ended December 31, 2010, 2011 and 2012. The Company files income tax returns in the U.S. federal jurisdiction.

Deferred Rent

As discussed in Note 1, in August 2013, the Company and its office lessor agreed to a final settlement whereby it would vacate its previously leased office facilities. In doing so, the final settlement obligation of $254,023 is to be paid over twelve equal installments beginning in September 2013 through August 2014. At December 31, 2013, the $169,349 balance is included in current portion of deferred rent.

Non-controlling Interest

On January 1, 2009, HSIS entered into a joint venture with another entity to form HCIS. HSIS contributed 49% of the opening equity balance. Under a qualitative analysis performed in accordance with ASC 810 “Consolidation”, HCIS is a variable interest entity and HSIS is the primary beneficiary as HSIS’s parent company, HGI, acts as the sole manager of the entity. Based on this analysis, HSIS has consolidated HCIS with the non-controlling 51% interest included in non-controlling interest on the consolidated balance sheets and consolidated statements of operations. In April 2013, the Company closed the non-operating HCIS subsidiary. With the closure of HCIS, there is no future income stream to offset the deficit in the non-controlling interest balance, and as the non-controlling 51% entity will not reimburse HSIS for its share of cumulative losses, HSIS incurred an expense of $82,460, included in other expense on the consolidated statements of operations. As of December 31, 2013, the non-controlling interest balance was $0.

NOTE 3. CONCENTRATIONS OF CREDIT RISK

The Company maintains aggregate cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). During the year ended December 31, 2013, the FDIC insured deposit accounts up to $250,000. At December 31, 2013, the Company’s cash accounts were all less than the $250,000 FDIC insured amount and as such were insured in full.

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

Operating Segments	For the Year Ended
	December 31,
	2013	2012
Revenue:
Halo Asset Management	$3,190,393	$2,863,944
Halo Portfolio Advisors	2,036,362	1,440,183
Other	28,532	506,467
Net revenue	$5,255,287	$4,810,594

Operating income (loss):
Halo Asset Management	$1,882,315	$1,248,448
Halo Portfolio Advisors	367,075	350,968
Other	(201,411)	(142,158)
Less: Corporate expenses (a)	(1,969,776)	(2,456,544)
Operating income (loss):	$78,203	$(999,286)

a.	Corporate expenses include salaries, benefits and other expenses, including rent and general & administrative expenses, related to corporate office overhead and functions that benefit all operating segments. Corporate expenses are expenses that the Company does not directly allocate to any segment above. Allocating these indirect expenses to operating segments would require an imprecise allocation methodology. Further, there are no material amounts that are the elimination or reversal of transactions between the above reportable operating segments.

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

All debt of the Company is recorded at the corporate parent companies HCI and HGI, with the exception of the $1,200,000 secured asset promissory note of EHF, which was paid in full during May 2013, as discussed further in Note 12. Interest expense related to the secured asset promissory note totaled $129,069 for the year ended December 31, 2013, and is included above in “Other” and in “Other Income (expense)” in the consolidated statements of operations. The remaining $124,754 of the $253,823 interest expense in the consolidated statements of operations for the year ended December 31, 2013 are included in corporate expenses above.

For the year ended December 31, 2013 and 2012, there have been no material transactions between reportable units that would materially affect an operating segment profit or loss. Intercompany transactions are eliminated in the consolidated financial statements.

NOTE 5. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need to manage additional asset units under contract and/or additional financing to fully implement its business plan, including continued growth and establishment of a stronger brand name of HAM’s asset management in the distressed asset sector. The Company has recognized net income of $78,203 for the year ended December 31, 2013, however, as included in the consolidated statements of cash flows, the Company has used a material amount of its net cash provided by financing activities, specifically the $1,500,000 new promissory note, towards the repayment of previously borrowed financing sources and previously existing liabilities. The new promissory note agreement, as discussed in Note 10, specifically required certain repayment of previous financing and other liability obligations.

The Company is actively seeking growth of its asset units under management, both organically and via new client relationships. Management, in the ordinary course of business, is trying to raise additional capital through sales of common stock as well as seeking financing via equity or debt, or both from third parties. There are no assurances that additional financing will be available on favorable terms, or at all. If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures. The failure to adequately fund its capital requirements could have a material adverse effect on the Company’s business, financial condition and results of operations. Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders, and incurring additional indebtedness could involve an increased debt service cash obligation, the imposition of covenants that restrict the Company operations or the Company’s ability to perform on its current debt service requirements. The Company has incurred an accumulated deficit of $10,600,783 as of December 31, 2013.  However, of the accumulated deficit, $2,110,748 of expense was incurred as stock-based compensation, $533,600 in depreciation expense, and $279,241 in impairment loss on investment in portfolio assets, all of which are noncash expenses. Further, $906,278 of the accumulated deficit is related to the issuance of stock dividends, also non cash reductions. The $3,829,867 total of these non-cash retained earnings reductions represents 36% of the total deficit balance. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6. PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software consist of the following as of December 31, 2013 and December 31, 2012, respectively:

Computers and purchased software	$149,557	$159,159
Furniture and equipment	235,515	352,800
	385,072	511,959
Less: accumulated depreciation	(276,724)	(365,262)
	$108,348	$146,697

Depreciation totaled $99,139 and $70,603 for the year ended December 31, 2013 and 2012, respectively. As discussed further in Note 1, in August 2013, the Company entered into a settlement agreement with its previous landlord. As part of this agreement, the Company was required to sell certain furniture and equipment to the landlord. As of December 31, 2013, both the cost of the furniture and equipment and the related accumulated depreciation have been removed from the respective accounts, with $40,460 of the $99,139 noted above included in other general and administrative expenses on the consolidated statements of operations. Further, the Company retired $187,677 of fully depreciated assets for the year ended December 31, 2013.

NOTE 7. INVESTMENTS IN PORTFOLIO ASSETS

In December 2010, EHF entered into an agreement to purchase non-performing mortgage notes secured by the property, across the United States, for 6.6% of unpaid principal balance. Total purchase price of the investment was $300,000. Payments of $20,759 were received during 2011 and applied to the investment. During 2011, the seller’s estate, including the above mentioned non-performing mortgage notes purchased for $300,000 were placed into receivership with a court appointed receiver of the seller. The receiver has asserted ownership of the assets in receivership, including the referenced mortgage notes. As the Company’s right to these assets had been impaired, the Company assessed its ability to reclaim the assets as remote and an impairment of the investment in portfolio assets was warranted. Accordingly, the Company recognized impairment of the assets of $279,241 as of December 31, 2011. As of December 31, 2013, the Company is still awaiting final outcome of any potential recoverability from the receivership and as such the value remains $0.

NOTE 8. ACCRUED AND OTHER LIABILITIES

The Company had $345,524 in accrued liabilities at December 31, 2013. Included in this accrual is $63,926 in deferred compensation to multiple senior management personnel, $277,042 in accrued interest ($218,568 of this balance related to interest on the secured asset promissory note discussed in more detail in Note 12), and $4,556 in other. The Company had $601,742 in accrued liabilities at December 31, 2012. Included in this accrual was $77,296 in salaries and wages payable, $211,936 in deferred compensation to multiple senior management personnel, $311,365 in accrued interest ($252,000 of this balance is discussed in more detail in Note 12), and $1,145 in other.

NOTE 9. NOTES PAYABLE TO RELATED PARTIES

The notes payable to related parties reside as follows;

During March 2011, the Company entered into one unsecured promissory note with a related party (a company director) in the amount of $250,000 (the “2011 Related Party Note”). The 2011 Related Party Note had a fixed interest amount of $50,000 and a maturity date of July 31, 2011. On September 20, 2011, the 2011 Related Party Note was amended to include the 2011 Related Party Note plus $52,426 of accrued interest for a total note balance of $302,426. The 2011 Related Party Note has a 6% interest rate and is a monthly installment note with final maturity of September 2014. Interest and principal is due upon maturity. As of December 31, 2012, the balance of the 2011 Related Party Note was $206,292, all of which is included in current portion of notes payable to related parties. As of December 31, 2013, the 2011 Related Party Note was $182,379, all of which is included in current portion of notes payable to related parties.

On September 1, 2011, several previous related party notes totaling $370,639 were amended and consolidated (“the 2011 Consolidated Related Party Note”). This note bears interest of 6% and has a maturity date of September 15, 2016. As of December 31, 2012, the 2011 Consolidated Related Party Note balance was $291,969, of which $49,837 is included in current portion of notes payable to related parties. As of December 31, 2013, the 2011 Consolidated Related Party Note balance was $270,180, of which $75,853 is included in current portion of notes payable to related parties.

As of December 31, 2012, a Company director had an outstanding advance to the Company of $100,000, for short term capital. During the twelve months ended December 31, 2013, the director advanced an additional $325,000 to the Company for working capital less repayments of $375,000 advanced. As of December 31, 2013, the advance balance was $50,000. At the time of the filing of these consolidated financial statements, the Company and the director had not finalized a maturity date for the advance repayment, and as such the entire balance is included in current portion of notes payable to related parties. The advance does not accrue interest.

In December 2012, the Company’s President and Chief Legal Officer advanced $28,000 to the Company for short term capital. During the twelve months ended December 31, 2013, an additional advance of $45,000 was made for working capital less repayments of $43,000 advanced. As of December 31, 2013, the advance balance was $30,000. At the time of the filing of these consolidated financial statements, the Company and the President had not finalized a maturity date for the advance repayment, and as such the entire balance is included in current portion of notes payable to related parties. The advance does not accrue interest.

In December 2012, the Company’s CEO and Director of the Board advanced $12,000 to the Company for short term capital. During the twelve months ended December 31, 2013, an additional advance of $100,000 was made for working capital less repayments of $62,000 advanced. As of December 31, 2013, the advance balance was $50,000. At the time of the filing of these consolidated financial statements, the Company and the CEO had not finalized a maturity date for the advance repayment, and as such the entire balance is included in current portion of notes payable to related parties. The advance does not accrue interest.

As of December 31, 2013, the notes payable to related party balance totaled $582,559, of which $388,232 is included in current portion of notes payable to related parties in the consolidated financial statements. As of December 31, 2012, the notes payable to related party balance totaled $638,261, of which $396,129 is included in current portion of notes payable to related parties in the consolidated financial statements.

The Company incurred $33,128 and $36,633 of interest expense to directors, officers, and other related parties during the year ended December 31, 2013 and 2012, respectively. Accrued interest due to directors and other related parties totaled $81,160 at December 31, 2013, of which $58,149 is included in accrued and other current liabilities at December 31, 2013. Accrued interest due to directors and other related parties totaled $90,579 at December 31, 2012, of which $55,927 is included in accrued and other current liabilities.

NOTE 10. NOTES PAYABLE

In October 2013, the Company entered into a senior unsecured convertible promissory note agreement of $1,500,000. The terms of the note include an interest rate of 15% with a maturity date of October 10, 2016. The Company, although not required, is entitled to capitalize any accrued interest into the outstanding principal balance of the note up until maturity. At the maturity date, all unpaid principal and accrued interest is due. As part of the promissory note, the Company was required to pay origination fees and expenses associated with this note agreement (discussed in Other Assets Note 2), pay the subordinated debt originated in January 2010 (debt discussed in Note 11), pay $375,000 to a related party note held by a director (discussed in Note 9 above), with the remaining use of proceeds for general corporate purposes including paying deferred compensation to several management personnel. Additionally, the noteholder has the right, but not the obligation, to convert up to $1,000,000 of the principal balance of the note into common shares of the Company. The $1,000,000 maximum conversion ratio would entitle the noteholder to a maximum total of 10% of the then outstanding common stock of the Company, calculated on a fully diluted basis. Any conversion of the principal amount of this note into common stock would effectively lower the outstanding principal amount of the note. As of December 31, 2013, the notes payable balance was $1,551,828, which includes capitalized interest of $51,828.

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

NOTE 11. SUBORDINATED DEBT

During January 2010, the Company authorized a $750,000 subordinated debt offering (“Subordinated Offering”), which consists of the issuance of notes paying a 16% coupon with a 1% origination fee at the time of closing. The maturity date of the notes was originally January 31, 2013, however, subsequent to December 31, 2012, the Company and the subordinated debt holders agreed to an extended maturity date of April 30, 2013, and then again to December 31, 2013. Repayment terms of the notes included interest only payments through July 31, 2010. Thereafter, level monthly payments of principal and interest are made as calculated on a 60 month payment amortization schedule with final balloon payment due at maturity. The rights of holders of notes issued in the Subordinated Offering are subordinated to any and all liens granted by the Company to a commercial bank or other qualified financial institution in connection with lines of credit or other loans extended to the Company in an amount not to exceed $2,000,000, and liens granted by the Company in connection with the purchase of furniture, fixtures or equipment. This includes the LTB debt disclosed in Note 10. Since inception of the offering, the Company has raised $420,000 in the Subordinated Offering. In October 2013, the company entered into a senior unsecured convertible promissory note (discussed in Note 10) which required the use of those financing proceeds to pay down the subordinated debt. As such, as of December 31, 2013, the remaining balance was $0.

As part of the Subordinated Offering, the Company granted to investors common stock purchase warrants (the “Warrants”) to purchase an aggregate of 200,000 shares of common stock of the Company at an exercise price of $0.01 per share. The 200,000 shares of common stock contemplated to be issued upon exercise of the Warrants are based on an anticipated cumulative debt raise of $750,000. The investors are granted the Warrants pro rata based on their percentage of investment relative to the $750,000 aggregate principal amount of notes contemplated to be issued in the Subordinated Offering. The Warrants shall have a term of seven years, exercisable from January 31, 2015 to January 31, 2017. The Company will have a call option any time prior to maturity, so long as the principal and interest on the notes are fully paid, to purchase the Warrants for an aggregate of $150,000. After the date of maturity until the date the Warrants are exercisable, the Company will have a call option to purchase the Warrants for $200,000. The call option purchase price assume a cumulative debt raise of $750,000.

The Company adopted the provisions of ASC 815, “Derivatives and Hedging”. ASC 815 requires freestanding contracts that are settled in a company’s own stock to be designated as an equity instrument, assets or liability. Under the provisions of ASC 815, a contract designated as an asset or liability must be initially recorded and carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires. Accordingly, the Company determined that the warrants should be accounted for as derivative liabilities and has recorded the initial value as a debt discount which will be amortized into interest expense using the effective interest method. As of December 31, 2013, the balance of the debt discount was $0 (fully amortized). As of December 31, 2012, the balance of the debt discount was $1,454, included in current portion of subordinated debt. Subsequent changes to the marked-to-market value of the derivative liability will be recorded in earnings as derivative gains and losses. As of December 31, 2013, there were 112,000 warrants outstanding with a derivative liability of $15,772. As of December 31, 2012, there were 112,000 warrants outstanding with a derivative liability of $29,351. The $13,579 decrease in fair value is included in the consolidated statements of operations as gain on change in fair value of derivative. The Warrants were valued using the Black-Scholes model, which resulted in the fair value of the warrants at $0.14 per share using the following assumptions:

December 31, 2013
Risk-free rate	0.76%
Expected volatility	602.94%
Expected remaining life (in years)	3.00
Dividend yield	0.00%

During August 2012, the Company entered into an additional $25,000 subordinated term note with a then current holder of the Company’s subordinated debt. The note pays an 18% coupon rate with a maturity date of August 31, 2015. There are no warrants associated with this subordinated term note. Repayment terms of the note include interest only payments through February 28, 2013. Thereafter, level monthly payments of principal and interest are made as calculated on a 60 month payment amortization schedule with final balloon payment due at maturity. The rights of the holder of this note is subordinated to any and all liens granted by the Company to a commercial bank or other qualified financial institution in connection with lines of credit or other loans extended to the Company in an amount not to exceed $2,000,000, and liens granted by the Company in connection with the purchase of furniture, fixtures or equipment. As of December 31, 2013, the remaining balance of this note totals $21,250 of which $5,417 is included in current portion of subordinated debt. As of December 31, 2012, the balance of this note totals $25,000.

As of December 31, 2012, the cumulative subordinated debt balance (including the January 2010 and August 2012 offering) was $247,546, of which $226,713 was included in current portion of subordinated debt.

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

In May 2013, the Secured Asset Promissory Note was paid in full, along with $150,000 of the outstanding accrued interest balance. Halo and the secured asset promissory note holder agreed to include the remaining accrued interest in a promissory note originally due December 31, 2013. The maturity date has been extended to December 31, 2014. The new promissory note will accrue interest at a 10% annual rate, with interest only payments due periodically and final balloon payment due at maturity. As of December 31, 2013, the accrued interest balance was $218,568. As of December 31, 2012, the accrued interest balance was $252,000. For the year ended December 31, 2013 and 2012, the Company incurred $129,069 and $327,000 respectively, in interest expense on the note.

NOTE 13. RELATED PARTY TRANSACTIONS

For the year ended December 31, 2013 and 2012, HAM recognized monthly servicing fee revenue totaling $457,148 and $20,783 from an entity that is an affiliate of the Company.

For the year ended December 31, 2013 and 2012, the Company incurred interest expense to related parties (See Note 9).

NOTE 14. INCOME TAXES

The following table summarizes the difference between the actual tax provision and the amounts obtained by applying the statutory tax rates to the income or loss before income taxes for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
Tax benefit calculated at statutory rate	34.0%	34.0%
Permanent Differences	3.3	(0.6)
State Income Tax	18.5	(1.6)
Other	(0.0)	(0.0)
Total	55.8	31.8

Increase to Valuation Allowance	(27.7)	(34.3)

Provision for income taxes	28.1%	(2.5%)

Deferred tax assets and liabilities are computed by applying the effective U.S. federal and state income tax rate to the gross amounts of temporary differences and other tax attributes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At December 31, 2013, the Company believed it was more likely than not that future tax benefits from net operating loss carry-forwards and other deferred tax assets would not be realizable through generation of future taxable income and are fully reserved.

The Company has net operating loss (“NOL”) carry-forwards of approximately $4,760,000 available for federal income tax purposes, which expire from 2024 to 2033. Separately, because of the changes in ownership that occurred on June 30, 2004 and September 30, 2009, prior to GVC merging with HCI, and based on the Section 382 Limitation calculation, the Company will be allowed approximately $6,500 per year of GVC Venture Corp.’s federal NOLs generated prior to June 30, 2004 until they would otherwise expire. The Company would also be allowed approximately $159,000 per year of GVC Venture Corp.’s federal NOLs generated between June 30, 2004 and September 30, 2009 until they would otherwise expire.

Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

	2013	2012
Net current deferred tax assets:
Bad debt allowance	$127,726	$127,726
Installment sale of HDS		(47,465)
Net	127,726	80,261
Net non-current deferred tax assets:
Property and equipment	19,555	0
Capital loss carryover	635,743	94,942
Deferred rent	57,579	104,157
Stock compensation	279,111	279,111
Other	7,095	9,356
Net operating loss carry-forward	1,620,088	1,634,374
Net	2,746,897	2,202,201
Less valuation allowance	(2,746,897)	(2,202,201)
Net deferred taxes	$—	$—

NOTE 15. COMMITMENTS AND CONTINGENCIES

The Company leases various office equipment, each under a non-cancelable operating lease providing for minimum monthly rental payments. In relation to its office facilities, as discussed in Note 1, effective August 31, 2013 the Company and its office lessor agreed to a final settlement whereby it would vacate its previously leased office facilities in Allen, Texas. In doing so, the final settlement obligation of $254,023 is to be paid over twelve equal installments beginning in September 2013 through August 2014. This balance is included in current portion of deferred rent. As of December 31, 2013, the Company has not entered into any additional office lease whereby it is contractually committed. The Company currently pays for its office space on a month to month basis, and will continue to do so for the foreseeable future.

Future minimum rental obligations, including its previous office lease space, as of December 31, 2013 are as follows:

Years Ending December 31:
2014	$181,059
2015	14,601
Thereafter	0
Total minimum lease commitments	$195,660

For the year ended December 31, 2013 and 2012, the Company incurred facilities rent expense totaling $155,334 and $408,850, respectively. As discussed in Note 1, the final settlement released previously recognized rent expense which was included in accounts payable and deferred rent. The release of these obligations was credited to rent expense which is included in general and administrative expense on the consolidated statements of operations.

In the ordinary course of conducting its business, the Company may be subject to loss contingencies including possible disputes or lawsuits. The Company notes the following;

The Company and certain of its affiliates, officers and directors have been named as defendants in an action filed on December 12, 2011 in the 191st District Court of Dallas County, Texas. The Plaintiffs allege that the Company has misappropriated funds in connection with offerings of securities during 2010 and 2011. The complaint further alleges that Defendants engaged in fraudulent inducement, negligent misrepresentation, fraud, breach of fiduciary duty, negligence, breach of contract, unjust enrichment, conversion, violation of the Texas Securities Act, and civil conspiracy. The Plaintiffs amended their Petition on April 24, 2012 and dropped the conversion and civil conspiracy claims. The action seeks an injunction and a demand for accounting along with damages in the amount of $4,898,157. The Company has taken the position that the Plaintiff’s claims have no merit, and accordingly is defending the matter vigorously. Defendants have filed a general denial of the claims as well as a Motion to Designate Responsible Third Parties whom Defendants believe are responsible for any damages Plaintiffs may have incurred. Defendants have also filed a Motion for Sanctions against the Plaintiffs and their counsel arguing, among other things, that (i) Plaintiffs’ claims are “judicially stopped” from moving forward by virtue of the fact that the same Plaintiffs previously filed suit against separate entities and parties with dramatically opposed and contradicting views and facts; (ii) Plaintiffs have asserted claims against Defendants without any basis in law or fact; and (iii) Plaintiffs have made accusations against Defendants that Plaintiffs know to be false. Additionally, Defendants have filed a no evidence Motion for Summary Judgment which was scheduled to be heard in October of 2012. The Plaintiffs requested and were granted a six month continuance on the hearing of that motion. The Plaintiffs have also filed a Motion to Stay the case pending the outcome of the Company’s lawsuit with the insurance companies which the Company has opposed. Initially the motion to stay was granted and Defendants moved for reconsideration. The parties were alerted that the court had reversed the Stay on appeal. The no evidence Motion for Summary Judgment was heard on August 9, 2013. Prior to the hearing, the Plaintiff’s filed a 3rd Amended Petition in which they dropped any claim of fraud including fraudulent inducement, fraud, conversion and civil conspiracy and added a new “control person” claim which was not subject to the no evidence Motion for Summary Judgment heard on August 9, 2013. On September 25, 2013, Defendants no evidence Motion for Summary Judgment was granted in its entirety. Defendants subsequently filed a no evidence Motion for Summary Judgment on the final remaining “control person” claim which was heard before the court on October 21, 2013. On December 18, 2013 a final Order Granting Defendant’s Second No-Evidence Motion of Final Summary Judgment was signed. The Plaintiff’s subsequently filed a motion for new trial. Following a hearing, the Plaintiff’s motion for new trial was denied by operation of law. The Plaintiff’s Filed a Notice of Appeal on March 11, 2014.

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

NOTE 16. STOCK OPTIONS

The Company granted stock options to certain employees under the HGI 2007 Stock Plan, as amended (the “Plan”). The Company was authorized to issue 2,950,000 shares subject to options, or stock purchase rights under the Plan. These options (i) vest over a period no greater than two years, (ii) are contingently exercisable upon the occurrence of a specified event as defined by the option agreements, and (iii) expire three months following termination of employment or five years from the date of grant depending on whether or not the options were granted as incentive options or non-qualified options. At September 30, 2009, pursuant to the terms of the merger, all options granted prior to the merger were assumed by the Company and any options available for issuance under the Plan but unissued, have been forfeited and consequently the Company has no additional shares subject to options or stock purchase rights available for issuance under the Plan. As of December 31, 2013, 438,300 option shares have been exercised. Total stock options outstanding through December 31, 2013 total 681,700. The weighted average remaining contractual life of the outstanding options at December 31, 2013 is approximately 2.5 years.

A summary of stock option activity in the Plan is as follows:

			Weighted
		Exercise	Average
	Number of	Price	Exercise
	Options	Per Option	Price
Outstanding at December 31, 2011	1,462,350	$ 0.01 – 1.59	$0.81
Granted	—	—	—
Exercised	(10,000)	0.01	0.01
Canceled	(237,200)	0.01	0.01
Outstanding at December 31, 2012	1,215,150	$ 0.01 – 1.59	$0.97
Granted	—	—	—
Exercised	—	—	—
Canceled	(533,450)	0.01 – 0.94	0.93
Outstanding at December 31, 2013	681,700	$ 0.01 – 1.59	$1.00

All stock options granted under the Plan and as of December 31, 2013 became exercisable upon the occurrence of the merger that occurred on September 30, 2009. As such, equity-based compensation for the options was recognized in earnings from issuance date of the options over the vesting period of the options effective December 31, 2009. Total compensation cost expensed over the vesting period of stock options was $2,103,948, all of which was expensed as of September 30, 2011.

On July 19, 2010, the board of directors approved the Company’s 2010 Incentive Stock Plan (“2010 Stock Plan”). The 2010 Stock Plan allows for the reservation of 7,000,000 shares of the Company’s common stock for issuance under the plan. The 2010 Stock Plan became effective July 19, 2010 and terminates July 18, 2020. As of December 31, 2013, 20,000 shares were granted under the 2010 Stock Plan with an exercise price of $0.34 per option. These are the only shares that have been issued under the 2010 Stock Plan. The shares granted vested immediately and can become exercisable for so long as the Company remains a reporting company under the Securities Exchange Act of 1934. Total compensation cost expensed over the vesting period of the stock options was $6,800, all of which was expensed in the year ended December 31, 2012. As of December 31, 2013, none of the shares issued under the 2010 Stock Plan have been exercised.

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

As mentioned above, the Agreement provides for “clawback” provisions, pursuant to which all of the shares of Halo Common Stock issued to the member of EAM are subject to forfeiture in the event certain financial metrics are not timely achieved. The financial metrics call for significant cash generation by EHF within the first 12 months, and within the first 24 months following the closing date. We refer you to Section 2(b)(i) and (ii) of the Agreement, for the specifics of the clawback provisions. As of December 31, 2012, no cash was generated by EHF. The times to meet both the 12 month and 24 month financial metrics have lapsed and the metrics have not been met. Based upon the events that have transpired, and the lack of progress toward the financial metrics, the Company demanded that the recipients of the shares of Halo Common Stock give effect to both clawback provisions and immediately forfeit back all of the Halo shares issued to such recipients – an aggregate of 21,200,000 shares. Additionally, the Company has instructed the Company’s transfer agent to cancel all of the shares of Company Common Stock issued pursuant to the Agreement. To date, the Company’s transfer agent has refused to cancel the shares without either (i) presentation of the physical certificates to the transfer agent, or (ii) a court order requiring the transfer agent to cancel. At the time of issuing these consolidated financial statements, the Company has been unsuccessful in its attempts to procure the physical certificates for presentment to the transfer agent, and the Company has yet to secure a court order requiring the transfer agent to cancel the certificates. Accordingly, the 21,200,000 shares issued are still outstanding at December 31, 2013.

The Company’s total common shares outstanding totaled 66,364,083 at December 31, 2013.

Preferred Stock

In connection with the merger, the Company authorized 1,000,000 shares of Series Z Convertible Preferred Stock with a par value of $0.01 per share (the “Series Z Convertible Preferred”). The number of shares of Series Z Preferred Stock may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series Z Preferred Shares to less than the number of shares then issued and outstanding.  In the event any Series Z Preferred Shares shall be converted, (i) the Series Z Preferred Shares so converted shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series Z Preferred Shares set forth in this section shall be automatically reduced by the number of Series Z Preferred Shares so converted and the number of shares of the Corporation’s undesignated Preferred Stock shall be deemed increased by such number. The Series Z Convertible Preferred is convertible into common shares at the rate of 45 shares of common per one share of Series Z Convertible Preferred. The Series Z Convertible Preferred has liquidation and other rights in preference to all other equity instruments. Simultaneously upon conversion of the remaining Series A Preferred, Series B Preferred, and Series C Preferred and exercise of any outstanding stock options issued under the HGI 2007 Stock Plan into Series Z Convertible Preferred, they will automatically, without any action on the part of the holders, be converted into common shares of the Company. Since the merger, in connection with the exercise of stock options into common stock and converted Series A Preferred, Series B Preferred and Series C Preferred as noted above, 82,508 shares of Series Z Convertible Preferred were automatically authorized and converted into shares of the Company’s common stock leaving 917,492 shares of authorized undesignated Preferred Stock in the Company in accordance with the Series Z Convertible Preferred certificate of designation. As of December 31, 2013, there were 82,508 shares of Series Z Preferred authorized with zero shares issued and outstanding.

The Company authorized 175,000 shares of Series X Convertible Preferred Stock with a par value of $0.01 per share (the “Series X Preferred”). The number of shares of Series X Preferred may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series X Preferred to less than the number of shares then issued and outstanding. In the event any Series X Preferred Shares shall be redeemed, (i) the Series X Preferred so redeemed shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series X Preferred Shares set forth in this section shall be automatically reduced by the number of Series X Preferred Shares so redeemed and the number of shares of the Corporation's undesignated Preferred Stock shall be deemed increased by such number. The Series X Preferred Shares rank senior to the Company’s common stock to the extent of $10.00 per Series X Preferred Shares and on a parity with the Company’s common stock as to amounts in excess thereof. The holders of Series X Preferred shall not have voting rights. Holders of the Series X Preferred shall be entitled to receive, when and as declared by the board of directors, dividends at an annual rate of 9% payable in cash when declared by the board. Holders of Series X Preferred have a liquidation preference per share equal to $10.00. The liquidation preference was $1,436,770 as of December 31, 2013. As of December 31, 2013, there were 143,677 shares authorized with 143,677 shares issued and outstanding. Of the 143,677 shares issued and outstanding, 53,677 shares were related to the 2010 conversion from notes payable due to related parties. The remaining 90,000 shares were issued for cash consideration.

In April 2012, the Company authorized 100,000 shares of Series E Convertible Preferred Stock (the “Series E Preferred”) with a par value of $0.001 per share, at ten dollars ($10.00) per share with a conversion rate of fifty (50) shares of the Company’s common stock for one share of Series E Preferred. The number of shares of Series E Preferred may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series E Preferred to less than the number of shares then issued and outstanding. In the event any Series E Preferred Shares shall be converted, (i) the Series E Preferred so converted shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series E Preferred Shares set forth shall be automatically reduced by the number of Series E Preferred Shares so converted and the number of shares of the Corporation's undesignated Preferred Stock shall be deemed increased by such number. The Series E Preferred Shares rank senior to the Company’s common stock to the extent of $10.00 per Series E Preferred Shares and on a parity with the Company’s common stock as to amounts in excess thereof. The holders of Series E Preferred shall not have voting rights. Holders of the Series E Preferred shall be entitled to receive, when and as declared by the board of directors, dividends at an annual rate of 9% payable in cash or common stock when declared by the board. Holders of Series E Preferred have a liquidation preference per share equal to $10.00. The liquidation preference was $700,000 as of December 31, 2013. Each share of Series E Preferred, if not previously converted by the holder, will automatically be converted into common stock at the then applicable conversion rate after thirty-six months from the date of purchase. As of December 31, 2013, there were 70,000 shares issued and outstanding with total cash consideration of $700,000, convertible into 3,500,000 shares of the Company’s common stock.

The HGI Series A Convertible Preferred Stock (the “Series A Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series A Preferred would be entitled to upon conversion, as defined in the Series A Preferred certificate of designation. The liquidation preference was $648,667, of which $89,168 is an accrued (but undeclared) dividend as of December 31, 2013. Holders of the Series A Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company. The Series A Preferred is convertible into the Company’s common stock at a conversion price of $1.25 per share. The Series A Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company. The Series A Preferred is redeemable at the option of the Company at $1.80 per share prior to conversion. As of December 31, 2013, there have been 127,001 shares of Series A Preferred converted or redeemed. The Series A Preferred does not have voting rights. The Series A Preferred ranks senior to the following capital stock of the Company: (a) Series B Preferred, and (b) Series C Preferred.

The HGI Series B Convertible Preferred Stock (the “Series B Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series B Preferred would be entitled to upon conversion. The liquidation preference was $539,010, of which $79,098 is an accrued (but undeclared) dividend as of December 31, 2013. Holders of the Series B Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company. The Series B Preferred is convertible into the Company’s common stock at a conversion price of $1.74 per share. The Series B Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company. The Series B Preferred is redeemable at the option of the Company at $2.30 per share prior to conversion. As of December 31, 2013, there have been 270,044 shares of Series B Preferred converted or redeemed. The Series B Preferred does not have voting rights. Series B Preferred ranks senior to the following capital stock of the Company: the Series C Preferred.

The HGI Series C Convertible Preferred Stock (the “Series C Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series C Preferred would be entitled to upon conversion. The liquidation preference was $363,276, of which $53,276 is an accrued (but undeclared) dividend as of December 31, 2013. Holders of the Series C Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company. The Series C Preferred is convertible into the Company’s common stock at an initial conversion price of $2.27 per share. The Series C Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company. The Series C Preferred is redeemable at the option of the Company at $2.75 per share prior to conversion. As of December 31, 2013, there have been 28,000 shares of Series C Preferred converted or redeemed. The Series C Preferred does not have voting rights. Series C Preferred ranks senior to the following capital stock of the Company: None.

The Company had issued and outstanding at December 31, 2013, 372,999 shares of Series A Preferred, 229,956 shares of Series B Preferred, and 124,000 shares of Series C Preferred, all with a par value of $0.001.

NOTE 18. SUBSEQUENT EVENTS

Subsequent to December 31, 2013, the CEO and Director of the Board advanced $65,000 for working capital. At the time of the filing of these financial statements, a maturity date had not been set.

Subsequent to December 31, 2013, the President and Chief Legal Officer advanced $40,000 for working capital. At the time of the filing of these financial statements, a maturity date had not been set.

Subsequent to December 31, 2013, a Director advanced $300,000 for working capital. At the time of the filing of these financial statements, a maturity date had not been set.

There were no other subsequent events to disclose.

