Form 10-Q
period 2014-03-31
Halo Companies, Inc.
filed 2014-05-15
CIK 814286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes  [_] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, May 15, 2014: 66,364,083 shares of Common Stock, $.001 par value per share outstanding.

Halo Companies, Inc.

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets at March 31, 2014 (unaudited) and December 31, 2013	3
	Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2014 and 2013	4
	Consolidated Statements of Changes in (Deficit) Equity (unaudited) for the three months ended March 31, 2014 and 2013	5
	Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2014 and 2013	6
	Notes to Consolidated Financial Statements	7-23
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-29
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29
Item 4T.	Controls and Procedures	29

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings	30-31
Item 1A.	Risk Factors	31-33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	34
	SIGNATURES	35

Part 1 – Financial Information

Item 1. Financial Statements

Halo Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2014	December 31, 2013
	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$136,401	$127,048
Trade accounts receivable, net of allowance for doubtful
accounts of $375,665 and $375,665, respectively	153,014	157,765
Total current assets	289,415	284,813

PROPERTY, EQUIPMENT AND SOFTWARE, net	93,975	108,348
DEPOSITS AND OTHER ASSETS	33,333	39,589

TOTAL ASSETS	$416,723	$432,750

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$472,350	$616,878
Accrued and other liabilities (including $71,110 and
$58,149 to related parties, respectively)	476,190	345,524
Deferred revenue	46,725	—
Current portion of subordinated debt	5,000	5,417
Current portion of notes payable to related parties	786,146	388,232
Current portion of deferred rent	105,843	169,349
Total current liabilities	1,892,254	1,525,400

SUBORDINATED DEBT, LESS CURRENT PORTION	14,583	15,833
NOTES PAYABLE TO RELATED PARTIES, LESS CURRENT PORTION	196,557	194,327
NOTES PAYABLE	1,610,751	1,551,828
ACCRUED INTEREST ON RELATED PARTY NOTES, LESS CURRENT PORTION	18,978	23,011
DERIVATIVE LIABILITY	12,757	15,772
Total liabilities	3,745,880	3,326,171

SHAREHOLDERS' DEFICIT
Series Z Convertible Preferred Stock, par value $0.01 per share; 82,508 shares
authorized; 0 shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Preferred Stock, par value $0.001 per share; 917,492 shares
authorized; 0 shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Series X Convertible Preferred Stock, par value $0.01 per share; 143,677 shares authorized; 143,677
shares issued and outstanding at March 31, 2014 and December 31, 2013,	1,437	1,437
liquidation preference of $1,436,770
Series E Convertible Preferred Stock, par value $0.001 per share; 100,000 shares authorized;
70,000 shares issued and outstanding at March 31, 2014 and December 31, 2013,
respectively, liquidation preference of $700,000	70	70
Halo Group, Inc. Preferred Stock, par value $0.001 per share; 2,000,000 shares authorized
Series A Convertible Preferred Stock;
372,999 shares issued and outstanding at March 31, 2014 and December 31, 2013,
liquidation preference of $668,689	373	373
Series B Convertible Preferred Stock;
229,956 shares issued and outstanding at March 31, 2014 and December 31, 2013,
liquidation preference of $549,770	230	230
Series C Convertible Preferred Stock;
124,000 shares issued and outstanding at March 31, 2014 and December 31, 2013,
liquidation preference of $370,640	124	124
Common Stock, par value $0.001 per share; 375,000,000 shares authorized;
66,364,083 shares issued and outstanding
at March 31, 2014 and December 31, 2013	66,364	66,364
Additional paid-in capital	7,638,764	7,638,764
Accumulated deficit	(11,036,519)	(10,600,783)
Total shareholders' deficit	(3,329,157)	(2,893,421)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$416,723	$432,750

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
REVENUE (including $103,575 and $104,278
from related parties, respectively)	$592,288	$885,217

OPERATING EXPENSES
Sales and marketing expenses	259,424	439,635
General and administrative expenses	181,491	296,781
Salaries, wages, and benefits	497,329	580,431
Total operating expenses	938,244	1,316,847

OPERATING INCOME (LOSS)	(345,956)	(431,630)

OTHER INCOME (EXPENSE)
Gain on change in fair value of derivative	3,015	15,911
Interest expense (including $21,750 and $8,093
to related parties, respectively)	(92,795)	(104,158)
Net income (loss) from operations, before income tax provision	(435,736)	(519,877)

INCOME TAX PROVISION	—	—

NET INCOME (LOSS)	$(435,736)	$(519,877)

Loss per share:
Basic	$(0.01)	$(0.01)

Weighted Average Shares Outstanding
Basic	66,364,083	66,364,083

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Halo Companies, Inc. Common Stock		Halo Companies, Inc. Series X Convertible Preferred Stock		Halo Companies, Inc. Series E Convertible Preferred Stock		Halo Group, Inc. Series A Convertible Preferred Stock		Halo Group, Inc. Series B Convertible Preferred Stock		Halo Group, Inc. Series C Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2012	66,364,083	$66,364	143,677	$1,437	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$7,638,764	$(10,678,986)	$(82,460)	$(3,054,084)

Net loss attributable to common shareholders	—	—	—	—	—	—	—	—	—	—	—	—	—	(519,877)	—	(519,877)

Balance at March 31, 2013	66,364,083	$66,364	143,677	$1,437	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$7,638,764	$(11,198,863)	$(82,460)	$(3,573,961)

Balance at December 31, 2013	66,364,083	$66,364	143,677	$1,437	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$7,638,764	$(10,600,783)	$—	$(2,893,421)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(435,736)	—	(435,736)

Balance at March 31, 2014	66,364,083	$66,364	143,677	$1,437	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$7,638,764	$(11,036,519)	$—	$(3,329,157)

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	March 31, 2014	March 31, 2013
CASH FLOWS FROM OPERATIONS

Net income (loss)	$(435,736)	$(519,877)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	14,373	14,812
Amortization of debt discount	—	1,454
Amortization of loan origination costs	3,333	—
Capitalization of interest into note payable	58,923	—
Bad debt expense	62	568
Gain on change in fair value of derivative	(3,015)	(15,911)
Changes in operating assets and liabilities:
Accounts receivable	4,689	(42,709)
Deposits and other assets	2,923	—
Accounts payable	(144,528)	210,573
Accrued and other liabilities	126,633	144,731
Deferred rent	(63,506)	(46,556)
Deferred revenue	46,725	8,225
Net cash used in operating activities	(389,124)	(244,690)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received from sale of HDS, HFS and HCS subsidiaries	—	10,000
Purchases of property and equipment	—	(32,189)
Net cash used in investing activities	—	(22,189)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	—	(8,509)
Proceeds from notes payable to related parties	405,000	157,011
Principal payments on notes payable to related parties	(4,856)	(7,509)
Principal payments on subordinated debt	(1,667)	(21,000)
Net cash provided by financing activities	398,477	119,993

Net increase/(decrease) in cash and cash equivalents	9,353	(146,886)

CASH AND CASH EQUIVALENTS, beginning of period	127,048	184,121

CASH AND CASH EQUIVALENTS, end of period	$136,401	$37,235

SUPPLEMENTAL INFORMATION
Cash paid for interest	$23,742	$16,910

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc.

Notes To Consolidated Financial Statements

March 31, 2014

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial statements are unaudited; however, in the opinion of management, all adjustments considered necessary for fair presentation of the results of the interim periods have been included (consisting of normal recurring accruals). The accompanying consolidated financial statements as of March 31, 2014, and for the three months ended March 31, 2014 and 2013, include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Certain balances have been reclassified in prior periods to be consistent with current year presentation.

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

HAM and HPA receivables are typically paid the month following services performed. As of March 31, 2014, the Company’s accounts receivable are made up of the following percentages; HAM at 83% and HPA at 17%.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: past transaction history with the customer, current economic and industry trends, and changes in customer payment terms. The Company provides for estimated uncollectible amounts through an increase to the allowance for doubtful accounts and a charge to earnings based on actual historical trends and individual account analysis. Balances that remain outstanding after the Company has used reasonable collection efforts are written-off through a charge to the allowance for doubtful accounts. The below table summarizes the Company’s allowance for doubtful accounts as of March 31, 2014 and December 31, 2013, respectively;

	Balance at Beginning of Period	Increase in the Provision	Accounts Receivable Write-offs	Balance at End of Period
Three Months ended March 31, 2014
Allowance for doubtful accounts	$375,665	$62	$62	$375,665
Year ended December 31, 2013
Allowance for doubtful accounts	$375,665	$1,197	$1,197	$375,665

As of March 31, 2014, the Company’s allowance for doubtful accounts is made up of the following percentages; HAM at 96% and HPA at 4%. The HAM and HPA allowance is related to one client. The client is in a court appointed receivership and the Company is awaiting final outcome of its receivable claim into the receivership to determine any potential recoverability. As of March 31, 2014, the Company has fully reserved all outstanding accounts receivables of this client.

Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing (i) net income (loss) available to common shareholders (numerator), by (ii) the weighted average number of common shares outstanding during the period (denominator). Diluted net income (loss) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. For the three month period ended March 31, 2014 and 2013, there were 4,835,127 and 5,563,777 shares, respectively, underlying potentially dilutive convertible preferred stock and stock options outstanding. These shares were not included in dilutive weighted average shares outstanding for the three months ended March 31, 2014 and 2013 because their effect is anti-dilutive due to the Company’s reported net loss.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include the Company’s revenue recognition method and derivative liabilities.

Principles of Consolidation

The consolidated financial statements of the Company for the three months ended March 31, 2014 include the financial results of HCI, HGI, HBI, HPA and HAM. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Deposits and Other Assets

At March 31, 2014, deposits and other assets was $33,333 ($40,000 in total origination fees offset by $6,666 in accumulated amortization) for the senior unsecured promissory note discussed in Note 10. At December 31, 2013, deposits and other assets was $39,589, which included $36,667 in deferred origination costs ($40,000 in total origination fees offset by $3,333 in accumulated amortization) for the senior unsecured promissory note, with the remaining $2,922 as a prepaid vendor expense. The fees are to be amortized over the life of the promissory note.

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

Long-Lived Assets

Long-lived assets are reviewed on an annual basis or whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by that asset. If it is determined that the carrying amount of an asset may not be recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is the estimated value at which the asset could be bought or sold in a transaction between willing parties. There were no impairment charges for the three months ended March 31, 2014 and 2013.

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

The Company accounts for its position in tax uncertainties under ASC 740-10. ASC 740-10 establishes standards for accounting for uncertainty in income taxes. ASC 740-10 provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. ASC 740-10 applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) No additional liabilities have been recognized as a result of the implementation. The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the three months ended March 31, 2014 or 2013.

The Company incurred no penalties or interest for taxes for the three months ended March 31, 2014 or 2013. The Company is subject to a three year statute of limitations by major tax jurisdictions for the fiscal years ended December 31, 2010, 2011 and 2012. The Company files income tax returns in the U.S. federal jurisdiction.

Deferred Rent

As discussed in Note 1, in August 2013, the Company and its office lessor agreed to a final settlement whereby it would vacate its previously leased office facilities. In doing so, the final settlement obligation of $254,023 is to be paid over twelve equal installments beginning in September 2013 through August 2014. At March 31, 2014 and December 31, 2013, the $105,843 and $169,349 balance, respectively, is included in current portion of deferred rent.

NOTE 3. CONCENTRATIONS OF CREDIT RISK

The Company maintains aggregate cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). During the three months ended March 31, 2014, the FDIC insured deposit accounts up to $250,000. At March 31, 2014, the Company’s cash accounts were all less than the $250,000 FDIC insured amount and as such were insured in full.

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

Operating Segments	For the Three Months Ended
	March 31,
	2014	2013
Revenue:
Halo Asset Management	$302,517	$324,616
Halo Portfolio Advisors	289,771	532,069
Other	—	28,532
Net revenue	$592,288	$885,217

Operating income (loss):
Halo Asset Management	$39,613	$(25,562)
Halo Portfolio Advisors	45,983	91,616
Other	—	(83,215)
Less: Corporate expenses (a)	(521,332)	(502,716)
Operating income (loss):	$(435,736)	$(519,877)

a.	Corporate expenses include salaries, benefits and other expenses, including rent and general & administrative expenses, related to corporate office overhead and functions that benefit all operating segments. Corporate expenses are expenses that the Company does not directly allocate to any segment above. Allocating these indirect expenses to operating segments would require an imprecise allocation methodology. Further, there are no material amounts that are the elimination or reversal of transactions between the above reportable operating segments.

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

All debt of the Company is recorded at the corporate parent companies HCI and HGI. In 2014, all interest expense is included in corporate expenses above. In 2013, interest expense of $84,000 (majority of 2013 balance in “Other”) related to the secured asset promissory note is included above in “Other”, with all remaining $20,158 of the $104,158 interest expense in the consolidated statements of operations included in corporate expenses above.

For the three months ended March 31, 2014 and 2013, there have been no material transactions between reportable units that would materially affect an operating segment profit or loss. Intercompany transactions are eliminated in the consolidated financial statements.

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

The Company is actively seeking growth of its asset units under management, both organically and via new client relationships. Management, in the ordinary course of business, is trying to raise additional capital through sales of common stock as well as seeking financing via equity or debt, or both from third parties. There are no assurances that additional financing will be available on favorable terms, or at all. If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures. The failure to adequately fund its capital requirements could have a material adverse effect on the Company’s business, financial condition and results of operations. Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders, and incurring additional indebtedness could involve an increased debt service cash obligation, the imposition of covenants that restrict the Company operations or the Company’s ability to perform on its current debt service requirements. The Company has incurred an accumulated deficit of $11,036,519 as of March 31, 2014. However, of the accumulated deficit, $2,110,748 of expense was incurred as stock-based compensation, $547,973 in depreciation expense, and $279,241 in impairment loss on investment in portfolio assets, all of which are noncash expenses. Further, $906,278 of the accumulated deficit is related to the issuance of stock dividends, also non cash reductions. The $3,844,240 total of these non-cash retained earnings reductions represents 35% of the total deficit balance. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6. PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software consist of the following as of March 31, 2014 and December 31, 2013, respectively:

Computers and purchased software	$149,557	$149,557
Furniture and equipment	235,515	235,515
	385,072	385,072
Less: accumulated depreciation	(291,097)	(276,724)
	$93,975	$108,348

Depreciation totaled $14,373 and $14,812 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 7. INVESTMENTS IN PORTFOLIO ASSETS

In December 2010, Equitas Housing Fund, LLC (“EHF”), a subsidiary of the Company, entered into an agreement to purchase non-performing mortgage notes secured by the property, across the United States, for 6.6% of unpaid principal balance. Total purchase price of the investment was $300,000. Payments of $20,759 were received during 2011 and applied to the investment. During 2011, the seller’s estate, including the above mentioned non-performing mortgage notes purchased for $300,000 were placed into receivership with a court appointed receiver of the seller. The receiver has asserted ownership of the assets in receivership, including the referenced mortgage notes. As the Company’s right to these assets had been impaired, the Company assessed its ability to reclaim the assets as remote and an impairment of the investment in portfolio assets was warranted. Accordingly, the Company recognized impairment of the assets of $279,241 as of December 31, 2011. As of March 31, 2014, the Company is still awaiting final outcome of any potential recoverability from the receivership and as such the value remains $0.

NOTE 8. ACCRUED AND OTHER LIABILITIES

The Company had $476,190 in accrued liabilities at March 31, 2014. Included in this accrual is $287,871 in accrued interest ($216,762 of this balance is related to interest on the secured asset promissory note discussed in more detail in Note 12) and $188,319 in deferred compensation to several senior management personnel. The Company had $345,524 in accrued liabilities at December 31, 2013. Included in this accrual is $63,926 in deferred compensation to multiple senior management personnel, $277,042 in accrued interest ($218,568 of this balance is related to interest on the secured asset promissory note discussed in Note 12), and $4,556 in other.

NOTE 9. NOTES PAYABLE TO RELATED PARTIES

During March 2011, the Company entered into one unsecured promissory note with a related party (a company director) in the amount of $250,000 (the “2011 Related Party Note”). The 2011 Related Party Note had a fixed interest amount of $50,000 and a maturity date of July 31, 2011. On September 20, 2011, the 2011 Related Party Note was amended to include the 2011 Related Party Note plus $52,426 of accrued interest for a total note balance of $302,426. The 2011 Related Party Note has a 6% interest rate and is a monthly installment note with final balloon payment at maturity in September 2014. As of December 31, 2013, the 2011 Related Party Note was $182,379, all of which is included in current portion of notes payable to related parties. As of March 31, 2014, the 2011 Related Party Note was $179,973, all of which is included in current portion of notes payable to related parties.

On September 1, 2011, several previous related party notes totaling $370,639 were amended and consolidated (“the 2011 Consolidated Related Party Note”). This note bears interest of 6% and has a maturity date of September 15, 2016. As of December 31, 2013, the 2011 Consolidated Related Party Note balance was $270,180, of which $75,853 is included in current portion of notes payable to related parties. As of March 31, 2014, the 2011 Consolidated Related Party Note balance was $267,730, of which $71,173 is included in current portion of notes payable to related parties.

As of December 31, 2013, a Company director had an outstanding advance to the Company of $50,000 for short term capital. During the three months ended March 31, 2014, the director advanced an additional $300,000 for working capital. As of March 31, 2014, the outstanding advance balance was $350,000. At the time of the filing of these consolidated financial statements, the Company and the director had not finalized a maturity date for the advance repayment, and as such the entire balance is included in current portion of notes payable to related parties. The advance accrues interest at a rate of 15%.

As of December 31, 2013, the Company’s President and Chief Legal Officer had an outstanding advance balance of $30,000 for short term capital. During the three months ended March 31, 2014, the President advanced an additional $40,000 for working capital. As of March 31, 2014, the outstanding advance balance was $70,000. At the time of the filing of these consolidated financial statements, the Company and the President had not finalized a maturity date for the advance repayment, and as such the entire balance is included in current portion of notes payable to related parties. The advance accrues interest at a rate of 15%.

As of December 31, 2013, the Company’s CEO and Director of the Board had an outstanding advance balance of $50,000 for short term capital. During the three months ended March 31, 2014, the CEO advanced an additional $65,000 for working capital. As of March 31, 2014, the outstanding advance balance was $115,000. At the time of the filing of these consolidated financial statements, the Company and the CEO had not finalized a maturity date for the advance repayment, and as such the entire balance is included in current portion of notes payable to related parties. The advance accrues interest at a rate of 15%.

As of March 31, 2014, the notes payable to related party balance totaled $982,703, of which $786,146 is included in current portion of notes payable to related parties in the consolidated financial statements. As of December 31, 2013, the notes payable to related party balance totaled $582,559, of which $388,232 is included in current portion of notes payable to related parties in the consolidated financial statements.

The Company incurred $21,750 and $8,093 of interest expense to directors, officers, and other related parties during the three months ended March 31, 2014 and 2013, respectively. Accrued interest due to directors and other related parties totaled $90,088 at March 31, 2014, of which $71,110 is included in accrued and other current liabilities. Accrued interest due to directors and other related parties totaled $81,160 at December 31, 2013, of which $58,149 is included in accrued and other current liabilities at December 31, 2013.

NOTE 10. NOTES PAYABLE

In October 2013, the Company entered into a senior unsecured convertible promissory note agreement of $1,500,000. The terms of the note include an interest rate of 15% with a maturity date of October 10, 2016. The Company, although not required, is entitled to capitalize any accrued interest into the outstanding principal balance of the note up until maturity. At the maturity date, all unpaid principal and accrued interest is due. As part of the promissory note, the Company was required to pay origination fees and expenses associated with this note agreement (discussed in Other Assets Note 2), pay the subordinated debt originated in January 2010 (debt discussed in Note 11), pay $375,000 to a related party note held by a director (discussed in Note 9 above), with the remaining use of proceeds for general corporate purposes including payment of deferred compensation to several management personnel. Additionally, the noteholder has the right, but not the obligation, to convert up to $1,000,000 of the principal balance of the note into common shares of the Company. The $1,000,000 maximum conversion ratio would entitle the noteholder to a maximum total of 10% of the then outstanding common stock of the Company, calculated on a fully diluted basis. Any conversion of the principal amount of this note into common stock would effectively lower the outstanding principal amount of the note. As of March 31, 2014, the notes payable balance was $1,610,751, which includes capitalized interest of $110,751. As of December 31, 2013, the notes payable balance was $1,551,828, which includes capitalized interest of $51,828.

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

As part of the Subordinated Offering, the Company granted to investors common stock purchase warrants (the “Warrants”) to purchase an aggregate of 200,000 shares of common stock of the Company at an exercise price of $0.01 per share. The 200,000 shares of common stock contemplated to be issued upon exercise of the Warrants are based on an anticipated cumulative debt raise of $750,000. The investors are granted the Warrants pro rata based on their percentage of investment relative to the $750,000 aggregate principal amount of notes contemplated to be issued in the Subordinated Offering. The Warrants shall have a term of seven years, exercisable from January 31, 2015 to January 31, 2017. The Company will have a call option any time prior to maturity, so long as the principal and interest on the notes are fully paid, to purchase the Warrants for an aggregate of $150,000. After the date of maturity until the date the Warrants are exercisable, the Company will have a call option to purchase the Warrants for $200,000. The call option purchase price assumed a cumulative debt raise of $750,000.

The Company follows the provisions of ASC 815, “Derivatives and Hedging”. ASC 815 requires freestanding contracts that are settled in a company’s own stock to be designated as an equity instrument, assets or liability. Under the provisions of ASC 815, a contract designated as an asset or liability must be initially recorded and carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires. Accordingly, the Company determined that the warrants should be accounted for as derivative liabilities and has recorded the initial value as a debt discount which will be amortized into interest expense using the effective interest method. As of December 31, 2013, the balance of the debt discount was $0 (fully amortized). Subsequent changes to the marked-to-market value of the derivative liability will be recorded in earnings as derivative gains and losses. As of March 31, 2014, there were 112,000 warrants outstanding with a derivative liability of $12,757. As of December 31, 2013, there were 112,000 warrants outstanding with a derivative liability of $15,772. The $3,015 decrease in fair value is included in the consolidated statements of operations as gain on change in fair value of derivative. The Warrants were valued using the Black-Scholes model, which resulted in the fair value of the warrants at $0.11 per share using the following assumptions:

March 31, 2014
Risk-free rate	0.91%
Expected volatility	588.90%
Expected remaining life (in years)	3.00
Dividend yield	0.00%

During August 2012, the Company entered into an additional $25,000 subordinated term note with a then current holder of the Company’s subordinated debt. The note pays an 18% coupon rate with a maturity date of August 31, 2015. There are no warrants associated with this subordinated term note. Repayment terms of the note include interest only payments through February 28, 2013. Thereafter, level monthly payments of principal and interest are made as calculated on a 60 month payment amortization schedule with final balloon payment due at maturity. The rights of the holder of this note is subordinated to any and all liens granted by the Company to a commercial bank or other qualified financial institution in connection with lines of credit or other loans extended to the Company in an amount not to exceed $2,000,000, and liens granted by the Company in connection with the purchase of furniture, fixtures or equipment. As of March 31, 2014, the remaining balance of this note totals $19,583 of which $5,000 is included in current portion of subordinated debt. As of December 31, 2013, the remaining balance of this note totals $21,250 of which $5,417 is included in current portion of subordinated debt.

NOTE 12. SECURED ASSET PROMISSORY NOTE

During December 2010, the Company authorized a debt offering to be secured by real estate assets purchased in connection with Equitas Housing Fund, LLC, (“Equitas Offering”). The Equitas Offering, which is now closed, generated $1,200,000 in proceeds. Of the $1,200,000 in proceeds received in December 2010, $300,000 was used to acquire non-performing, residential mortgage notes and the balance was used for mortgage note workout expenses and operational expenses of Halo Asset Management. The Secured Asset Promissory Notes consist of a 25% coupon with a maturity date of December 31, 2012. Accrued interest is to be paid quarterly at the end of each fiscal quarter beginning March 31, 2011 through maturity date and continuing until the promissory note has been paid in full. In May 2013, the Secured Asset Promissory Note was paid in full, along with $150,000 of the outstanding accrued interest balance. Halo and the secured asset promissory note holder agreed to include the remaining accrued interest in a promissory note originally due December 31, 2013. The maturity date has been extended to December 31, 2014. The new promissory note will accrue interest at a 10% annual rate, with interest only payments due periodically and final balloon payment due at maturity. As of March 31, 2014, the accrued interest balance was $216,762. As of December 31, 2013, the accrued interest balance was $218,568. For the three months ended March 31, 2014 and 2013, the Company incurred $5,419 and $84,000 respectively, in interest expense on the note.

NOTE 13. RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2014 and 2013, HAM recognized monthly servicing fee revenue totaling $103,575 and $104,278, respectively, from an entity that is an affiliate of the Company.

For the three months ended March 31, 2014 and 2013, the Company incurred interest expense to related parties (See Note 9).

NOTE 14. INCOME TAXES

For the three months ended March 31, 2014 and 2013, the effective tax rate of 0% varies from the U.S. federal statutory rate primarily due to state income taxes, net losses, certain non-deductible expenses and an increase in the valuation allowance associated with the net operating loss carryforwards. Our deferred tax assets related to net operating loss carryforwards remain fully reserved due to uncertainty of utilization of those assets.

Deferred tax assets and liabilities are computed by applying the effective U.S. federal and state income tax rate to the gross amounts of temporary differences and other tax attributes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At March 31, 2014, the Company believed it was more likely than not that future tax benefits from net operating loss carry-forwards and other deferred tax assets would not be realizable through generation of future taxable income and are fully reserved.

The Company has net operating loss (“NOL”) carry-forwards of approximately $5,200,000 available for federal income tax purposes, which expire from 2024 to 2033. Separately, because of the changes in ownership that occurred on June 30, 2004 and September 30, 2009, prior to GVC merging with HCI, and based on the Section 382 Limitation calculation, the Company will be allowed approximately $6,500 per year of GVC Venture Corp.’s federal NOLs generated prior to June 30, 2004 until they would otherwise expire. The Company would also be allowed approximately $159,000 per year of GVC Venture Corp.’s federal NOLs generated between June 30, 2004 and September 30, 2009 until they would otherwise expire.

NOTE 15. COMMITMENTS AND CONTINGENCIES

The Company leases various office equipment, each under a non-cancelable operating lease providing for minimum monthly rental payments. In relation to its office facilities, as discussed in Note 1, effective August 31, 2013 the Company and its office lessor agreed to a final settlement whereby it would vacate its previously leased office facilities in Allen, Texas. In doing so, the final settlement obligation of $254,023, all of which was expensed during 2013, is to be paid over twelve equal installments beginning in September 2013 through August 2014. This balance is included in current portion of deferred rent. As of March 31, 2014, the Company has not entered into any additional office lease whereby it is contractually committed. The Company currently pays for its office space on a month to month basis, and will continue to do so for the foreseeable future.

Future minimum rental obligations, including its previous office lease space, as of March 31, 2014 are as follows:

Years Ending December 31:
2014	$125,920
2015	14,601
Thereafter	—
Total minimum lease commitments	$140,521

For the three months ended March 31, 2014 and 2013, the Company incurred facilities rent expense totaling $29,742 and $107,321, respectively.

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

NOTE 16. STOCK OPTIONS

The Company granted stock options to certain employees under the HGI 2007 Stock Plan, as amended (the “Plan”). The Company was authorized to issue 2,950,000 shares subject to options, or stock purchase rights under the Plan. These options (i) vest over a period no greater than two years, (ii) are contingently exercisable upon the occurrence of a specified event as defined by the option agreements, and (iii) expire three months following termination of employment or five years from the date of grant depending on whether or not the options were granted as incentive options or non-qualified options. At September 30, 2009, pursuant to the terms of the merger, all options granted prior to the merger were assumed by the Company and any options available for issuance under the Plan but unissued, have been forfeited and consequently the Company has no additional shares subject to options or stock purchase rights available for issuance under the Plan. As of March 31, 2014, 438,300 option shares have been exercised. Total stock options outstanding as of March 31, 2014 total 486,500. The weighted average remaining contractual life of the outstanding options at March 31, 2014 is approximately 2.5 years.

A summary of stock option activity in the Plan is as follows:

			Weighted
		Exercise	Average
	Number of	Price	Exercise
	Options	Per Option	Price
Outstanding at December 31, 2012	1,215,150	$0.01 – 1.59	$0.97
Granted	—	—	—
Exercised	—	—	—
Canceled	(533,450)	0.01 – 0.94	0.93
Outstanding at December 31, 2013	681,700	$0.01 – 1.59	$1.00
Granted	—	—	—
Exercised	—	—	—
Canceled	(195,200)	0.94 – 1.59	0.96
Outstanding at March 31, 2014	486,500	$0.01 – 1.59	$1.02

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

On July 19, 2010, the board of directors approved the Company’s 2010 Incentive Stock Plan (“2010 Stock Plan”). The 2010 Stock Plan allows for the reservation of 7,000,000 shares of the Company’s common stock for issuance under the plan. The 2010 Stock Plan became effective July 19, 2010 and terminates July 18, 2020. As of March 31, 2014, 20,000 shares were granted under the 2010 Stock Plan with an exercise price of $0.34 per option. These are the only shares that have been issued under the 2010 Stock Plan. The shares granted vested immediately and can become exercisable for so long as the Company remains a reporting company under the Securities Exchange Act of 1934. Total compensation cost expensed over the vesting period of the stock options was $6,800, all of which was expensed in the year ended December 31, 2012. As of March 31, 2014, none of the shares issued under the 2010 Stock Plan have been exercised.

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

As mentioned above, the Agreement provides for “clawback” provisions, pursuant to which all of the shares of Halo Common Stock issued to the member of EAM are subject to forfeiture in the event certain financial metrics are not timely achieved. The financial metrics call for significant cash generation by EHF within the first 12 months, and within the first 24 months following the closing date. We refer you to Section 2(b)(i) and (ii) of the Agreement, for the specifics of the clawback provisions. As of December 31, 2012, no cash was generated by EHF. The times to meet both the 12 month and 24 month financial metrics have lapsed and the metrics have not been met. Based upon the events that have transpired, and the lack of progress toward the financial metrics, the Company demanded that the recipients of the shares of Halo Common Stock give effect to both clawback provisions and immediately forfeit back all of the Halo shares issued to such recipients – an aggregate of 21,200,000 shares. Additionally, the Company has instructed the Company’s transfer agent to cancel all of the shares of Company Common Stock issued pursuant to the Agreement. To date, the Company’s transfer agent has refused to cancel the shares without either (i) presentation of the physical certificates to the transfer agent, or (ii) a court order requiring the transfer agent to cancel. At the time of issuing these consolidated financial statements, the Company has been unsuccessful in its attempts to procure the physical certificates for presentment to the transfer agent, and the Company has yet to secure a court order requiring the transfer agent to cancel the certificates. Accordingly, the 21,200,000 shares issued are still outstanding at March 31, 2014.

The Company’s total common shares outstanding totaled 66,364,083 at March 31, 2014.

Preferred Stock

In connection with the merger, the Company authorized 1,000,000 shares of Series Z Convertible Preferred Stock with a par value of $0.01 per share (the “Series Z Convertible Preferred”). The number of shares of Series Z Preferred Stock may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series Z Preferred Shares to less than the number of shares then issued and outstanding.  In the event any Series Z Preferred Shares shall be converted, (i) the Series Z Preferred Shares so converted shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series Z Preferred Shares set forth in this section shall be automatically reduced by the number of Series Z Preferred Shares so converted and the number of shares of the Corporation’s undesignated Preferred Stock shall be deemed increased by such number. The Series Z Convertible Preferred is convertible into common shares at the rate of 45 shares of common per one share of Series Z Convertible Preferred. The Series Z Convertible Preferred has liquidation and other rights in preference to all other equity instruments. Simultaneously upon conversion of the remaining Series A Preferred, Series B Preferred, and Series C Preferred and exercise of any outstanding stock options issued under the HGI 2007 Stock Plan into Series Z Convertible Preferred, they will automatically, without any action on the part of the holders, be converted into common shares of the Company. Since the merger, in connection with the exercise of stock options into common stock and converted Series A Preferred, Series B Preferred and Series C Preferred as noted above, 82,508 shares of Series Z Convertible Preferred were automatically authorized and converted into shares of the Company’s common stock leaving 917,492 shares of authorized undesignated Preferred Stock in the Company in accordance with the Series Z Convertible Preferred certificate of designation. As of March 31, 2014, there were 82,508 shares of Series Z Preferred authorized with zero shares issued and outstanding.

The Company authorized 175,000 shares of Series X Convertible Preferred Stock with a par value of $0.01 per share (the “Series X Preferred”). The number of shares of Series X Preferred may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series X Preferred to less than the number of shares then issued and outstanding. In the event any Series X Preferred Shares shall be redeemed, (i) the Series X Preferred so redeemed shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series X Preferred Shares set forth in this section shall be automatically reduced by the number of Series X Preferred Shares so redeemed and the number of shares of the Corporation's undesignated Preferred Stock shall be deemed increased by such number. The Series X Preferred Shares rank senior to the Company’s common stock to the extent of $10.00 per Series X Preferred Shares and on a parity with the Company’s common stock as to amounts in excess thereof. The holders of Series X Preferred shall not have voting rights. Holders of the Series X Preferred shall be entitled to receive, when and as declared by the board of directors, dividends at an annual rate of 9% payable in cash when declared by the board. Holders of Series X Preferred have a liquidation preference per share equal to $10.00. The liquidation preference was $1,436,770 as of March 31, 2014. As of March 31, 2014, there were 143,677 shares authorized with 143,677 shares issued and outstanding. Of the 143,677 shares issued and outstanding, 53,677 shares were related to the 2010 conversion from notes payable due to related parties. The remaining 90,000 shares were issued for cash consideration.

In April 2012, the Company authorized 100,000 shares of Series E Convertible Preferred Stock (the “Series E Preferred”) with a par value of $0.001 per share, at ten dollars ($10.00) per share with a conversion rate of fifty (50) shares of the Company’s common stock for one share of Series E Preferred. The number of shares of Series E Preferred may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series E Preferred to less than the number of shares then issued and outstanding. In the event any Series E Preferred Shares shall be converted, (i) the Series E Preferred so converted shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series E Preferred Shares set forth shall be automatically reduced by the number of Series E Preferred Shares so converted and the number of shares of the Corporation's undesignated Preferred Stock shall be deemed increased by such number. The Series E Preferred Shares rank senior to the Company’s common stock to the extent of $10.00 per Series E Preferred Shares and on a parity with the Company’s common stock as to amounts in excess thereof. The holders of Series E Preferred shall not have voting rights. Holders of the Series E Preferred shall be entitled to receive, when and as declared by the board of directors, dividends at an annual rate of 9% payable in cash or common stock when declared by the board. Holders of Series E Preferred have a liquidation preference per share equal to $10.00. The liquidation preference was $700,000 as of March 31, 2014. Each share of Series E Preferred, if not previously converted by the holder, will automatically be converted into common stock at the then applicable conversion rate after thirty-six months from the date of purchase. As of March 31, 2014, there were 70,000 shares issued and outstanding with total cash consideration of $700,000, convertible into 3,500,000 shares of the Company’s common stock.

The HGI Series A Convertible Preferred Stock (the “Series A Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series A Preferred would be entitled to upon conversion, as defined in the Series A Preferred certificate of designation. The liquidation preference was $668,689, of which $109,191 is an accrued (but undeclared) dividend as of March 31, 2014. Holders of the Series A Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company. The Series A Preferred is convertible into the Company’s common stock at a conversion price of $1.25 per share. The Series A Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company. The Series A Preferred is redeemable at the option of the Company at $1.80 per share prior to conversion. As of March 31, 2014, there have been 127,001 shares of Series A Preferred converted or redeemed. The Series A Preferred does not have voting rights. The Series A Preferred ranks senior to the following capital stock of the Company: (a) Series B Preferred, and (b) Series C Preferred.

The HGI Series B Convertible Preferred Stock (the “Series B Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series B Preferred would be entitled to upon conversion. The liquidation preference was $549,770, of which $89,858 is an accrued (but undeclared) dividend as of March 31, 2014. Holders of the Series B Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company. The Series B Preferred is convertible into the Company’s common stock at a conversion price of $1.74 per share. The Series B Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company. The Series B Preferred is redeemable at the option of the Company at $2.30 per share prior to conversion. As of March 31, 2014, there have been 270,044 shares of Series B Preferred converted or redeemed. The Series B Preferred does not have voting rights. Series B Preferred ranks senior to the following capital stock of the Company: the Series C Preferred.

The HGI Series C Convertible Preferred Stock (the “Series C Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series C Preferred would be entitled to upon conversion. The liquidation preference was $370,640, of which $60,640 is an accrued (but undeclared) dividend as of March 31, 2014. Holders of the Series C Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company. The Series C Preferred is convertible into the Company’s common stock at an initial conversion price of $2.27 per share. The Series C Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company. The Series C Preferred is redeemable at the option of the Company at $2.75 per share prior to conversion. As of March 31, 2014, there have been 28,000 shares of Series C Preferred converted or redeemed. The Series C Preferred does not have voting rights. Series C Preferred ranks senior to the following capital stock of the Company: None.

The Company had issued and outstanding at March 31, 2014, 372,999 shares of Series A Preferred, 229,956 shares of Series B Preferred, and 124,000 shares of Series C Preferred, all with a par value of $0.001.

NOTE 18. SUBSEQUENT EVENTS

There were no subsequent events to disclose.

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

Currently, HAM is under contract to manage and service approximately 4,200 assets in various stages of their life-cycle including REO, non-performing loans, re-performing note modifications, and performing owner financed contract-for-deeds. As the Company currently has the management, infrastructure, and physical work area capacity to scale and support additional assets under contract, it is actively seeking new clients as well as helping existing clients increase their respective asset pool. The Company believes that the country is in a long-term deleveraging cycle whereby home financing will continue to be difficult to obtain. For this same reason, we believe that investors will continue to be able to purchase assets in bulk from large institutional sellers at deep discounts and Halo’s goal is to establish itself, with the help of its unique technology platform and key servicing and vendor relationships, as the premier asset manager/servicer in the distressed non-performing loan and REO industry.

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

Significant effort and investment capital has been incurred by the Company over the past ten years in order to attract and maintain a qualified and capable staff, develop proprietary software platforms, and implement systems, procedures, and infrastructure to execute the business plan on a large scale. Given the short time frame this current market opportunity has existed, we have a significant competitive advantage over others who may try to execute the same business plan.

Results of Operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013

To completely understand the Company’s results, the below discussion should be read in conjunction with Note 4 Operating Segments of the consolidated financial statements.

Revenues

For the three months ended March 31, 2014, revenue decreased $292,929 and 33% to $592,288 from $885,217 for the three months ended March 31, 2013. The variance is primarily attributable to a (1) revenue decrease of $242,298 in HPA (2) revenue decrease of $22,099 in HAM and (3) revenue decrease of $28,532 related to previous immaterial subsidiaries of the Company having some transactional revenue for the three months ended March 31, 2013, compared to zero activity for the three months ended March 31, 2014 (entities sold in early 2013).

The HPA revenue decrease of $242,298 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 is primarily attributable to (1) the decrease of assets under property preservation management, (2) decrease of asset units the Company performed portfolio strategy consulting and portfolio acquisition support for, (3) offset by the amount of assets under management for title research and tax monitoring.

As discussed in Note 2 of the consolidated financial statements, HAM revenues include boarding and initial asset management fees, success fees, and its monthly servicing fee. HAM revenues decreased $22,099 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Attributable to the variance, the Company saw a slight reduction in its success fees during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This reduction is primarily attributable to the volume of assets on the Company’s book considered sellable in the first quarter 2014 compared to the first quarter 2013. As the Company successfully earns a default/disposition success fee on a unit, that unit is no longer in its potential success fee pipeline. As the pipeline of units decreases, the Company would expect its overall success fees to decrease (all other factors such as reset value, workout rate, etc. remaining the same). The Company also experienced a slight decrease in its overall monthly service fee for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily a result of the Company receiving less monthly servicing fees on one of its clients during early 2014 compared to early 2013. Lastly, related to HAM, the Company saw an increase in its units boarded during the quarter and its initial boarding and asset management fees for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Overall, looking forward to the remainder of 2014, the Company continues to evaluate and refine its sales and marketing process to increase its earning potential. This process has and will continue to include management evaluating its sales methodology, sale closing efficiency, personnel and incentives, marketing sources, technology support, asset count, type of assets under management, customer base, and vendor relationships and pricing strategies. The Company is actively seeking growth of its asset units under management, both organically and via new client relationships.

Operating Expenses

Sales and marketing expenses include direct sales costs and marketing incurred in HPA for property preservation, tax and title reporting, eviction filing, mobile notary services, asset valuation, credit reports, and all other contract service commissions. Sales and marketing expenses decreased $180,211 and 41% to $259,424 for the three months ended March 31, 2014 from $439,635 for the three months ended March 31, 2013. The decrease is primarily related to the variable expense associated with the above noted decrease in revenues in HPA (for property preservation management) over the same time period.

General and administrative expenses decreased $115,290 and 39% to $181,491 for the three months ended March 31, 2014 from $296,781 for the three months ended March 31, 2013. The variance is primarily attributable to the reduction in rent expense ($29,742 for the three months ended March 31, 2014 compared to $107,321 for the three months ended March 31, 2013) directly related to the final settlement with the Company’s previous office space lessor. Other variances over the same time period include reduced health and general insurance expense, utilities, and general overhead expenditures.

Salaries, wages and benefits decreased $83,102 and 14% to $497,329 for the three months ended March 31, 2014 from $580,431 for the three months ended March 31, 2013. The decrease is primarily attributable to a reduction in overall employee headcount primarily in HAM from the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Looking forward to the remainder of 2014, the Company will continue to gauge its headcount in the HAM subsidiary in line with the growth of asset units managed under HAM. As salaries, wages and benefits are the most significant cost to the Company, management actively monitors this cost to ensure it is in line with our business plan.

The Company experienced an overall improvement in its net loss of $84,141 and 16% to a net loss of $435,736 for the three months ended March 31, 2014 from a net loss of $519,877 for the three months ended March 31, 2013, primarily attributable to the reasons noted above.

Significant Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. These policies are contained in Note 2 to the consolidated financial statements and included in Note 2 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in our significant accounting policies since the last fiscal year end 2013.

 Liquidity and Capital Resources

As of March 31, 2014, the Company had cash and cash equivalents of $136,401. The increase of $9,353 in cash and cash equivalents from December 31, 2013 was due to net cash provided by financing activities of $398,477, offset by net cash used in operating activities of $389,124.

Net cash used in operating activities was $389,124 for the three months ended March 31, 2014, compared to $244,690 net cash used in operating activities for the three months ended March 31, 2013.  The net cash used in operating activities for the three months ended March 31, 2014 was due to net loss of $435,736, adjusted primarily by the following: (1) a decrease in accounts payable of $144,528 and deferred rent of $63,506, (2) offset by an increase in accrued and other liabilities of $126,633 (includes long term accrued interest), non cash capitalization of interest in the note payable of $58,923 (discussed in note 10 of the consolidated financial statements), and an increase in deferred revenue of $46,725. The remaining immaterial variance is related to non cash depreciation and amortization, bad debt expense, non cash gain on the change in fair value of derivative, decrease in deferred revenue, a decrease in gross trade accounts receivable, and a decrease in other assets.

The $144,528 decrease in accounts payable for the three months ended March 31, 2014 is primarily related to the decrease in sales and marketing expenses and general and administrative expenses as well as the overall cash flow management of the Company. The decrease in deferred rent of $63,506 is due to the final settlement with the office lessor, further discussed in Note 1 of the consolidated financial statements. The Company anticipates the deferred rent balance will continue to decrease moving forward until final payment of the landlord settlement is made in August 2014 (discussed in Note 15 to the consolidated financial statements).

The $126,633 increase in accrued and other liabilities is primarily related to the increase in deferred compensation to a portion of the management team. The $46,725 increase in deferred revenue is a short term timing difference between cash receipts and the Company’s revenue recognition in its HAM subsidiary.

Net cash provided by investing activities remains unchanged for the three months ended March 31, 2014, compared to net cash used in investing activities of $22,189 for the three months ended March 31, 2013.

Net cash provided by financing activities was $398,477 for the three months ended March 31, 2014, compared to net cash provided by financing activities of $119,993 for the three months ended March 31, 2013. Financing activities for the three months ended March 31, 2014 consisted primarily of the $405,000 in proceeds received from notes payable to related parties, offset by $4,856 and $1,667 in principal payments on notes payable to related parties and subordinated debt, respectively.

As shown below, at March 31, 2014, our contractual cash obligations totaled approximately $3,060,407, all of which consisted of operating lease obligations (including final landlord deferred rent settlement) and debt principal and accrued interest repayment.

	Payments due by December 31,
Contractual Obligations	2014	2015-2016	2017-2018	2019 & Thereafter	Total
Debt Obligations	$1,051,266	$1,868,620	$0	$0	$2,919,886

Operating Lease Obligations	$125,920	$14,601	$0	$0	$140,521

Total Contractual Cash Obligations	$1,177,186	$1,883,221	$0	$0	$3,060,407

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

Date: May 15, 2014	By:	/s/ Brandon Cade Thompson
Brandon Cade Thompson
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2014	By:	/s/ Robbie Hicks
Robbie Hicks
Chief Accounting Officer
(Principal Financial Officer)

-35-