Form 10-Q
period 2014-06-30
Halo Companies, Inc.
filed 2014-08-14
CIK 814286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes  [_] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, August 14, 2014: 66,364,083 shares of Common Stock, $.001 par value per share outstanding.

Halo Companies, Inc.

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets at June 30, 2014 (unaudited) and December 31, 2013	3
	Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2014 and 2013	4
	Consolidated Statements of Changes in Shareholders’ Deficit (unaudited) for the six months ended June 30, 2014 and 2013	5
	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2014 and 2013	6
	Notes to Consolidated Financial Statements	7-23
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-29
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29
Item 4T.	Controls and Procedures	29

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings	30-31
Item 1A.	Risk Factors	31-34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	34
	SIGNATURES	35

Part 1 – Financial Information

Item 1. Financial Statements

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2014	December 31, 2013
	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$131,556	$127,048
Trade accounts receivable, net of allowance for doubtful
accounts of $375,665 and $375,665, respectively	279,994	157,765
Total current assets	411,550	284,813

PROPERTY, EQUIPMENT AND SOFTWARE, net	79,689	108,348
DEPOSITS AND OTHER ASSETS	30,000	39,589

TOTAL ASSETS	$521,239	$432,750

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$609,700	$616,878
Accrued and other liabilities (including $92,541 and
$58,149 to related parties, respectively)	618,222	345,524
Deferred revenue	875	—
Current portion of subordinated debt	5,000	5,417
Current portion of notes payable to related parties	794,717	388,232
Current portion of deferred rent	42,337	169,349
Total current liabilities	2,070,851	1,525,400

SUBORDINATED DEBT, LESS CURRENT PORTION	13,333	15,833
NOTES PAYABLE TO RELATED PARTIES, LESS CURRENT PORTION	188,518	194,327
NOTES PAYABLE	1,672,600	1,551,828
ACCRUED INTEREST ON RELATED PARTY NOTES, LESS CURRENT PORTION	19,275	23,011
DERIVATIVE LIABILITY	2,239	15,772
Total liabilities	3,966,816	3,326,171

SHAREHOLDERS' DEFICIT
Series Z Convertible Preferred Stock, par value $0.01 per share; 82,508 shares
authorized; 0 shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Preferred Stock, par value $0.001 per share; 917,492 shares
authorized; 0 shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Series X Convertible Preferred Stock, par value $0.01 per share; 143,677 shares authorized; 143,677
shares issued and outstanding at June 30, 2014 and December 31, 2013,	1,437	1,437
liquidation preference of $1,436,770
Series E Convertible Preferred Stock, par value $0.001 per share; 100,000 shares authorized;
70,000 shares issued and outstanding at June 30, 2014 and December 31, 2013,
respectively, liquidation preference of $700,000	70	70
Halo Group, Inc. Preferred Stock, par value $0.001 per share; 2,000,000 shares authorized
Series A Convertible Preferred Stock;
372,999 shares issued and outstanding at June 30, 2014 and December 31, 2013,
liquidation preference of $682,177	373	373
Series B Convertible Preferred Stock;
229,956 shares issued and outstanding at June 30, 2014 and December 31, 2013,
liquidation preference of $560,804	230	230
Series C Convertible Preferred Stock;
124,000 shares issued and outstanding at June 30, 2014 and December 31, 2013,
liquidation preference of $378,086	124	124
Common Stock, par value $0.001 per share; 375,000,000 shares authorized;
66,364,083 shares issued and outstanding
at June 30, 2014 and December 31, 2013	66,364	66,364
Additional paid-in capital	7,638,764	7,638,764
Accumulated deficit	(11,152,939)	(10,600,783)
Total shareholders' deficit	(3,445,577)	(2,893,421)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$521,239	$432,750

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
REVENUE (including $114,680, $126,706, $218,255 and
$230,984 from related parties, respectively)	$827,905	$2,983,081	$1,420,193	$3,868,298

OPERATING EXPENSES
Sales and marketing expenses	206,781	581,828	466,205	1,021,463
General and administrative expenses	194,173	263,197	375,664	559,978
Salaries, wages, and benefits	428,093	576,884	925,422	1,157,315
Total operating expenses	829,047	1,421,909	1,767,291	2,738,756

OPERATING INCOME (LOSS)	(1,142)	1,561,172	(347,098)	1,129,542

OTHER INCOME (EXPENSE)
Gain (loss) on change in fair value of derivative	10,518	(5,927)	13,533	9,984
Wind down of noncontrolling interest subsidiary	—	(82,460)	—	(82,460)
Interest expense (including $27,260, $8,077, $49,010 and
$16,170 to related parties, respectively)	(103,671)	(52,201)	(196,466)	(156,359)
Net income (loss) from operations, before income tax provision	(94,295)	1,420,584	(530,031)	900,707

INCOME TAX PROVISION	22,125	23,623	22,125	23,623

NET INCOME (LOSS)	$(116,420)	$1,396,961	$(552,156)	$877,084

Loss per share:
Basic	$(0.00)	$0.02	$(0.01)	$0.01
Diluted	$(0.00)	$0.02	$(0.01)	$0.01

Weighted Average Shares Outstanding
Basic	66,364,083	66,364,083	66,364,083	66,364,083
Diluted	66,364,083	71,924,260	66,364,083	71,924,260

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Halo Companies, Inc. Common Stock		Halo Companies, Inc. Series X Convertible Preferred Stock		Halo Companies, Inc. Series E Convertible Preferred Stock		Halo Group, Inc. Series A Convertible Preferred Stock		Halo Group, Inc. Series B Convertible Preferred Stock		Halo Group, Inc. Series C Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2012	66,364,083	$66,364	143,677	$1,437	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$7,638,764	$(10,678,986)	$(82,460)	$(3,054,084)

Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	877,084	—	877,084

Wind down of noncontrolling interest subsidiary															82,460	82,460

Balance at June 30, 2013	66,364,083	$66,364	143,677	$1,437	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$7,638,764	$(9,801,902)	$—	$(2,094,540)

Balance at December 31, 2013	66,364,083	$66,364	143,677	$1,437	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$7,638,764	$(10,600,783)	$—	$(2,893,421)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(552,156)	—	(552,156)

Balance at June 30, 2014	66,364,083	$66,364	143,677	$1,437	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$7,638,764	$(11,152,939)	$—	$(3,445,577)

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)

	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATIONS

Net income (loss)	$(552,156)	$877,084
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Depreciation	28,659	29,386
Amortization of debt discount	—	1,454
Amortization of loan origination costs	6,667	—
Capitalization of interest into note payable	120,772	—
Bad debt expense	92	931
Gain on change in fair value of derivative	(13,533)	(9,984)
Noncontrolling interest	—	82,460
Changes in operating assets and liabilities:
Accounts receivable	(122,321)	(196,555)
Deposits and other assets	2,922	—
Accounts payable	(7,178)	276,166
Accrued and other liabilities	270,755	113,518
Deferred rent	(127,012)	(93,114)
Deferred revenue	875	20,200
Net cash (used in) provided by operating activities	(391,458)	1,101,546

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received from note receivable	—	100,000
Purchases of property and equipment	—	(62,067)
Net cash provided by investing activities	—	37,933

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on secured asset promissory note	—	(1,200,000)
Principal payments on notes payable	—	(8,509)
Proceeds from notes payable to related parties	405,000	157,011
Principal payments on notes payable to related parties	(6,117)	(115,551)
Principal payments on subordinated debt	(2,917)	(73,583)
Net cash provided by (used in) financing activities	395,966	(1,240,632)

Net increase (decrease) in cash and cash equivalents	4,508	(101,153)

CASH AND CASH EQUIVALENTS, beginning of period	127,048	184,121

CASH AND CASH EQUIVALENTS, end of period	$131,556	$82,968

SUPPLEMENTAL INFORMATION
Cash paid for taxes - Texas Margin Tax	$—	$22,000
Cash paid for interest	$42,308	$193,969

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc.

Notes To Consolidated Financial Statements

June 30, 2014

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

Halo has multiple wholly-owned subsidiaries including Halo Group Inc. (“HGI”), Halo Asset Management, LLC (“HAM”), Halo Portfolio Advisors, LLC (“HPA”), and Halo Benefits, Inc. (“HBI”). HGI is the management and shared services operating company. HAM provides asset management and mortgage servicing services to investors and asset owners including all aspects of buying and managing distressed real estate owned (“REO”) and non-performing loans. HPA exists to market the Company’s operations as a turnkey solution for strategic business to business opportunities with HAM’s investors and asset owners, major debt servicers and field service providers, lenders, and mortgage backed securities holders. HBI was originally established as an association benefit services to customers throughout the United States and although a non-operating entity, remains a subsidiary due to its historical net operating loss carryforward.

In August 2013, the Company and its office lessor agreed to a final settlement whereby it would vacate its previously leased office facilities in Allen, Texas. In doing so, the final settlement obligation of $254,023 is to be paid over twelve equal installments beginning in September 2013 through August 2014. This balance is included in the current portion of deferred rent. The final settlement released previously recognized rent expense which was included in accounts payable and deferred rent. The release of these obligations was credited to rent expense which is included in general and administrative expense on the consolidated statements of operations. Additionally, the final settlement included requirements that (1) the office lessor retain the Company’s $45,000 deposit and (2) the Company sell certain furniture and equipment in the office. Both the cost of the furniture and equipment and the related accumulated depreciation have been removed from the respective accounts, with the resulting August 2013 income statement impact being expensed in general and administrative expenses on the consolidated statements of operations.

In October 2013, the Company entered into a senior unsecured convertible promissory note agreement of $1,500,000. The terms of the note include an interest rate of 15% with a maturity date of October 10, 2016. See further discussion in Note 10 of the consolidated financial statements.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial statements are unaudited; however, in the opinion of management, all adjustments considered necessary for fair presentation of the results of the interim periods have been included (consisting of normal recurring accruals). The accompanying consolidated financial statements as of June 30, 2014, and for the three and six months ended June 30, 2014 and 2013, include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

HAM and HPA receivables are typically paid the month following services performed. As of June 30, 2014, the Company’s accounts receivable are made up of the following percentages; HAM at 91% and HPA at 9%.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: past transaction history with the customer, current economic and industry trends, and changes in customer payment terms. The Company provides for estimated uncollectible amounts through an increase to the allowance for doubtful accounts and a charge to earnings based on actual historical trends and individual account analysis. Balances that remain outstanding after the Company has used reasonable collection efforts are written-off through a charge to the allowance for doubtful accounts. The below table summarizes the Company’s allowance for doubtful accounts as of June 30, 2014 and December 31, 2013, respectively;

	Balance at Beginning of Period	Increase in the Provision	Accounts Receivable Write-offs	Balance at End of Period
Six Months ended June 30, 2014
Allowance for doubtful accounts	$375,665	$92	$92	$375,665
Year ended December 31, 2013
Allowance for doubtful accounts	$375,665	$1,197	$1,197	$375,665

As of June 30, 2014, the Company’s allowance for doubtful accounts is made up of the following percentages; HAM at 96% and HPA at 4%. The HAM and HPA allowance is related to one client. The client is in a court appointed receivership and the Company is awaiting final outcome of its receivable claim into the receivership to determine any potential recoverability. As of June 30, 2014, the Company has fully reserved all outstanding accounts receivables of this client.

Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing (i) net income (loss) available to common shareholders (numerator), by (ii) the weighted average number of common shares outstanding during the period (denominator). Diluted net income (loss) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. At June 30, 2014 and 2013, there were 4,596,126 and 5,556,577 shares, respectively, underlying potentially dilutive convertible preferred stock and stock options outstanding. For the three and six months ended June 30, 2014, the 4,596,126 shares were not included in dilutive weighted average shares because their effect is anti-dilutive due to the Company’s net loss.

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

Principles of Consolidation

The consolidated financial statements of the Company for the three and six months ended June 30, 2014 include the financial results of HCI, HGI, HBI, HPA and HAM. All significant intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements of the Company for the three and six months ended June 30, 2013 include the financial results of HCI, HGI, HGM, HBI, HSIS, HCIS, HPA, HAM, and EHF. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of 90 days or less to be cash equivalents.

Deposits and Other Assets

At June 30, 2014, deposits and other assets was $30,000 ($40,000 in total origination fees offset by $10,000 in accumulated amortization) for the senior unsecured promissory note discussed in Note 10. The fees are to be amortized over the life of the promissory note. At December 31, 2013, deposits and other assets was $39,589, which included $36,667 in deferred origination costs ($40,000 in total origination fees offset by $3,333 in accumulated amortization) for the senior unsecured promissory note, with the remaining $2,922 as a prepaid vendor expense.

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

Long-Lived Assets

Long-lived assets are reviewed on an annual basis or whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by that asset. If it is determined that the carrying amount of an asset may not be recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is the estimated value at which the asset could be bought or sold in a transaction between willing parties. There were no impairment charges for the three and six months ended June 30, 2014 and 2013.

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

The Company accounts for its position in tax uncertainties under ASC 740-10. ASC 740-10 establishes standards for accounting for uncertainty in income taxes. ASC 740-10 provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. ASC 740-10 applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) No additional liabilities have been recognized as a result of the implementation. The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the three and six months ended June 30, 2014 or 2013.

The Company incurred no penalties or interest for taxes for the three and six months ended June 30, 2014 or 2013. The Company is subject to a three year statute of limitations by major tax jurisdictions for the fiscal years ended December 31, 2010, 2011 and 2012. The Company files income tax returns in the U.S. federal jurisdiction.

Deferred Rent

As discussed in Note 1, in August 2013, the Company and its office lessor agreed to a final settlement whereby it would vacate its previously leased office facilities. In doing so, the final settlement obligation of $254,023 is to be paid over twelve equal installments beginning in September 2013 through August 2014. At June 30, 2014 and December 31, 2013, the $42,337 and $169,349 balance, respectively, is included in current portion of deferred rent.

Recent Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

NOTE 3. CONCENTRATIONS OF CREDIT RISK

The Company maintains aggregate cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). During the three and six months ended June 30, 2014, the FDIC insured deposit accounts up to $250,000. At June 30, 2014, the Company’s cash accounts were all less than the $250,000 FDIC insured amount and as such were insured in full.

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

Operating Segments	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
Halo Asset Management	$579,902	$2,284,338	$882,419	$2,608,954
Halo Portfolio Advisors	248,003	698,743	537,774	1,230,813
Other	—	—	—	28,531
Net revenue	$827,905	$2,983,081	$1,420,193	$3,868,298

Operating income (loss):
Halo Asset Management	$392,799	$1,956,415	$432,412	$1,930,853
Halo Portfolio Advisors	39,668	109,477	85,651	208,659
Other	—	(109,082)	—	(200,085)
Less: Corporate expenses (a)	(548,887)	(559,849)	(1,070,219)	(1,062,343)
Operating income (loss):	$(116,420)	$1,396,961	$(552,156)	$877,084

a.	Corporate expenses include salaries, benefits and other expenses, including rent and general & administrative expenses, related to corporate office overhead and functions that benefit all operating segments. Corporate expenses also include interest expense. Corporate expenses are expenses that the Company does not directly allocate to any segment above. Allocating these indirect expenses to operating segments would require an imprecise allocation methodology. Further, there are no material amounts that are the elimination or reversal of transactions between the above reportable operating segments.

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

All debt of the Company is recorded at the corporate parent companies HCI and HGI. In 2014, all interest expense is included in corporate expenses above. In 2013, interest expense of $118,231 (majority of 2013 balance in “Other”) related to the secured asset promissory note is included above in “Other”, with the remaining $38,128 of the $156,359 interest expense in the consolidated statements of operations included in corporate expenses above. Interest expense is discussed in further detail in Notes 9, 10, and 12.

For the three and six months ended June 30, 2014 and 2013, there have been no material transactions between reportable units that would materially affect an operating segment profit or loss. Intercompany transactions are eliminated in the consolidated financial statements.

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

The Company has incurred an accumulated deficit of $11,152,939 as of June 30, 2014. However, of the accumulated deficit, $2,110,748 of expense was incurred as stock-based compensation, $562,259 in depreciation expense, and $279,241 in impairment loss on investment in portfolio assets, all of which are noncash expenses. Further, $906,278 of the accumulated deficit is related to the issuance of stock dividends, also non cash reductions. The $3,858,526 total of these non-cash retained earnings reductions represents 35% of the total deficit balance.

NOTE 6. PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software consist of the following as of June 30, 2014 and December 31, 2013, respectively:

Computers and purchased software	$149,557	$149,557
Furniture and equipment	235,515	235,515
	385,072	385,072
Less: accumulated depreciation	(305,383)	(276,724)
	$79,689	$108,348

Depreciation totaled $14,286, $28,659, $14,574 and $29,386 for the three and six months ended June 30, 2014 and 2013, respectively.

NOTE 7. INVESTMENTS IN PORTFOLIO ASSETS

In December 2010, Equitas Housing Fund, LLC (“EHF”), a subsidiary of the Company, entered into an agreement to purchase non-performing mortgage notes secured by the property, across the United States, for 6.6% of unpaid principal balance. Total purchase price of the investment was $300,000. Payments of $20,759 were received during 2011 and applied to the investment. During 2011, the seller’s estate, including the above mentioned non-performing mortgage notes purchased for $300,000 were placed into receivership with a court appointed receiver of the seller. The receiver has asserted ownership of the assets in receivership, including the referenced mortgage notes. As the Company’s right to these assets had been impaired, the Company assessed its ability to reclaim the assets as remote and an impairment of the investment in portfolio assets was warranted. Accordingly, the Company recognized impairment of the assets of $279,241 as of December 31, 2011. As of June 30, 2014, the Company is still awaiting final outcome of any potential recoverability from the receivership and as such the value remains $0.

NOTE 8. ACCRUED AND OTHER LIABILITIES

The Company had $618,222 in accrued liabilities at June 30, 2014. Included in this accrual is $307,497 in accrued interest ($214,955 of this balance is related to interest on the secured asset promissory note discussed in more detail in Note 12) and $310,725 in deferred compensation to several senior management personnel. The Company had $345,524 in accrued liabilities at December 31, 2013. Included in this accrual is $63,926 in deferred compensation to multiple senior management personnel, $277,042 in accrued interest ($218,568 of this balance is related to interest on the secured asset promissory note discussed in Note 12), and $4,556 in other.

NOTE 9. NOTES PAYABLE TO RELATED PARTIES

During March 2011, the Company entered into one unsecured promissory note with a related party (a company director) in the amount of $250,000 (the “2011 Related Party Note”). The 2011 Related Party Note had a fixed interest amount of $50,000 and a maturity date of July 31, 2011. On September 20, 2011, the 2011 Related Party Note was amended to include the 2011 Related Party Note plus $52,426 of accrued interest for a total note balance of $302,426. The 2011 Related Party Note has a 6% interest rate and is a monthly installment note with final balloon payment at maturity in September 2014. As of December 31, 2013, the 2011 Related Party Note was $182,379, all of which is included in current portion of notes payable to related parties. As of June 30, the 2011 Related Party Note was $180,666, all of which is included in current portion of notes payable to related parties.

On September 1, 2011, several previous related party notes totaling $370,639 were amended and consolidated (“the 2011 Consolidated Related Party Note”). This note bears interest of 6% and has a maturity date of September 15, 2016. As of December 31, 2013, the 2011 Consolidated Related Party Note balance was $270,180, of which $75,853 is included in current portion of notes payable to related parties. As of June 30, 2014, the 2011 Consolidated Related Party Note balance was $267,569, of which $79,051 is included in current portion of notes payable to related parties.

As of December 31, 2013, a Company director had an outstanding advance to the Company of $50,000 for short term capital. During the six months ended June 30, 2014, the director advanced an additional $300,000 for working capital. As of June 30, 2014, the outstanding advance balance was $350,000. At the time of the filing of these consolidated financial statements, the Company and the director had not finalized a maturity date for the advance repayment, and as such the entire balance is included in current portion of notes payable to related parties. The advance accrues interest at a rate of 15%.

As of December 31, 2013, the Company’s President and Chief Legal Officer had an outstanding advance balance of $30,000 for short term capital. During the six months ended June 30, 2014, the President advanced an additional $40,000 for working capital. As of June 30, 2014, the outstanding advance balance was $70,000. At the time of the filing of these consolidated financial statements, the Company and the President had not finalized a maturity date for the advance repayment, and as such the entire balance is included in current portion of notes payable to related parties. The advance accrues interest at a rate of 15%.

As of December 31, 2013, the Company’s CEO and Director of the Board had an outstanding advance balance of $50,000 for short term capital. During the six months ended June 30, 2014, the CEO advanced an additional $65,000 for working capital. As of June 30, 2014, the outstanding advance balance was $115,000. At the time of the filing of these consolidated financial statements, the Company and the CEO had not finalized a maturity date for the advance repayment, and as such the entire balance is included in current portion of notes payable to related parties. The advance accrues interest at a rate of 15%.

As of June 30, 2014, the notes payable to related party balance totaled $983,235, of which $794,717 is included in current portion of notes payable to related parties in the consolidated financial statements. As of December 31, 2013, the notes payable to related party balance totaled $582,559, of which $388,232 is included in current portion of notes payable to related parties in the consolidated financial statements.

The Company incurred $27,260, $49,010, $8,077, and $16,170 of interest expense to directors, officers, and other related parties during the three and six months ended June 30, 2014 and 2013, respectively. Accrued interest due to directors and other related parties totaled $111,816 at June 30, 2014, of which $92,541 is included in accrued and other current liabilities. Accrued interest due to directors and other related parties totaled $81,160 at December 31, 2013, of which $58,149 is included in accrued and other current liabilities at December 31, 2013.

NOTE 10. NOTES PAYABLE

In October 2013, the Company entered into a senior unsecured convertible promissory note agreement of $1,500,000. The terms of the note include an interest rate of 15% with a maturity date of October 10, 2016. The Company, although not required, is entitled to capitalize any accrued interest into the outstanding principal balance of the note up until maturity. At the maturity date, all unpaid principal and accrued interest is due. As part of the promissory note, the Company was required to pay origination fees and expenses associated with this note agreement (discussed in Other Assets Note 2), pay the subordinated debt originated in January 2010 (debt discussed in Note 11), pay $375,000 to a related party note held by a director (discussed in Note 9 above), with the remaining use of proceeds for general corporate purposes including payment of deferred compensation to several management personnel. Additionally, the noteholder has the right, but not the obligation, to convert up to $1,000,000 of the principal balance of the note into common shares of the Company. The $1,000,000 maximum conversion ratio would entitle the noteholder to a maximum total of 10% of the then outstanding common stock of the Company, calculated on a fully diluted basis. Any conversion of the principal amount of this note into common stock would effectively lower the outstanding principal amount of the note. As of June 30, 2014, the notes payable balance was $1,672,600, which includes capitalized interest of $172,600. As of December 31, 2013, the notes payable balance was $1,551,828, which includes capitalized interest of $51,828.

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

The Company follows the provisions of ASC 815, “Derivatives and Hedging”. ASC 815 requires freestanding contracts that are settled in a company’s own stock to be designated as an equity instrument, assets or liability. Under the provisions of ASC 815, a contract designated as an asset or liability must be initially recorded and carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires. Accordingly, the Company determined that the warrants should be accounted for as derivative liabilities and has recorded the initial value as a debt discount which will be amortized into interest expense using the effective interest method. As of December 31, 2013, the balance of the debt discount was $0 (fully amortized). Subsequent changes to the marked-to-market value of the derivative liability will be recorded in earnings as derivative gains and losses. As of June 30, 2014, there were 112,000 warrants outstanding with a derivative liability of $2,239. As of December 31, 2013, there were 112,000 warrants outstanding with a derivative liability of $15,772. The $13,533 decrease in fair value is included in the consolidated statements of operations as gain on change in fair value of derivative. The Warrants were valued using the Black-Scholes model, which resulted in the fair value of the warrants at $0.02 per share using the following assumptions:

June 30, 2014
Risk-free rate	0.90%
Expected volatility	604.02%
Expected remaining life (in years)	2.50
Dividend yield	0.00%

During August 2012, the Company entered into an additional $25,000 subordinated term note with a then current holder of the Company’s subordinated debt. The note pays an 18% coupon rate with a maturity date of August 31, 2015. There are no warrants associated with this subordinated term note. Repayment terms of the note include interest only payments through February 28, 2013. Thereafter, level monthly payments of principal and interest are made as calculated on a 60 month payment amortization schedule with final balloon payment due at maturity. The rights of the holder of this note is subordinated to any and all liens granted by the Company to a commercial bank or other qualified financial institution in connection with lines of credit or other loans extended to the Company in an amount not to exceed $2,000,000, and liens granted by the Company in connection with the purchase of furniture, fixtures or equipment. As of June 30, 2014, the remaining balance of this note totals $18,333 of which $5,000 is included in current portion of subordinated debt. As of December 31, 2013, the remaining balance of this note totals $21,250 of which $5,417 is included in current portion of subordinated debt.

NOTE 12. SECURED ASSET PROMISSORY NOTE

During December 2010, the Company authorized a debt offering to be secured by real estate assets purchased in connection with Equitas Housing Fund, LLC, (“Equitas Offering”). The Equitas Offering, which is now closed, generated $1,200,000 in proceeds. Of the $1,200,000 in proceeds received in December 2010, $300,000 was used to acquire non-performing, residential mortgage notes and the balance was used for mortgage note workout expenses and operational expenses of Halo Asset Management. The Secured Asset Promissory Notes consist of a 25% coupon with a maturity date of December 31, 2012. Accrued interest is to be paid quarterly at the end of each fiscal quarter beginning March 31, 2011 through maturity date and continuing until the promissory note has been paid in full. In May 2013, the Secured Asset Promissory Note was paid in full, along with $150,000 of the outstanding accrued interest balance. Halo and the secured asset promissory note holder agreed to include the remaining accrued interest in a promissory note originally due December 31, 2013. The maturity date has been extended to December 31, 2014. The new promissory note will accrue interest at a 10% annual rate, with interest only payments due periodically and final balloon payment due at maturity. As of June 30, 2014, the accrued interest balance was $214,955. As of December 31, 2013, the accrued interest balance was $218,568. For the three and six months ended June 30, 2014 and 2013, the Company incurred $5,419, $10,838, $34,231 and $118,231 respectively, in interest expense on the note.

NOTE 13. RELATED PARTY TRANSACTIONS

For the three and six months ended June 30, 2014 and 2013, HAM recognized monthly servicing fee revenue totaling $114,680, $218,255, $126,706 and $230,984, respectively, from an entity that is an affiliate of the Company.

For the three and six months ended June 30, 2014 and 2013, the Company incurred interest expense to related parties (See Note 9).

NOTE 14. INCOME TAXES

For the three and six months ended June 30, 2014 and 2013, the effective tax rate -23%, -4%, 2% and 3% varies from the U.S. federal statutory rate primarily due to state income taxes, net losses, certain non-deductible expenses and an increase in the valuation allowance associated with the net operating loss carryforwards. Our deferred tax assets related to net operating loss carryforwards remain fully reserved due to uncertainty of utilization of those assets.

Deferred tax assets and liabilities are computed by applying the effective U.S. federal and state income tax rate to the gross amounts of temporary differences and other tax attributes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At June 30, 2014, the Company believed it was more likely than not that future tax benefits from net operating loss carry-forwards and other deferred tax assets would not be realizable through generation of future taxable income and are fully reserved.

The Company has net operating loss (“NOL”) carry-forwards of approximately $5,300,000 available for federal income tax purposes, which expire from 2024 to 2033. Separately, because of the changes in ownership that occurred on June 30, 2004 and September 30, 2009, prior to GVC merging with HCI, and based on the Section 382 Limitation calculation, the Company will be allowed approximately $6,500 per year of GVC Venture Corp.’s federal NOLs generated prior to June 30, 2004 until they would otherwise expire. The Company would also be allowed approximately $159,000 per year of GVC Venture Corp.’s federal NOLs generated between June 30, 2004 and September 30, 2009 until they would otherwise expire.

NOTE 15. COMMITMENTS AND CONTINGENCIES

The Company leases various office equipment, each under a non-cancelable operating lease providing for minimum monthly rental payments. In relation to its office facilities, as discussed in Note 1, effective August 31, 2013 the Company and its office lessor agreed to a final settlement whereby it would vacate its previously leased office facilities in Allen, Texas. In doing so, the final settlement obligation of $254,023, all of which was expensed during 2013, is to be paid over twelve equal installments beginning in September 2013 through August 2014. This balance is included in current portion of deferred rent. As of June 30, 2014, the Company has not entered into any additional office lease whereby it is contractually committed. The Company currently pays for its office space on a month to month basis, and will continue to do so for the foreseeable future.

Future minimum rental obligations, including its previous office lease space, as of June 30, 2014 are as follows:

Years Ending December 31:
2014	$54,424
2015	14,601
Thereafter	—
Total minimum lease commitments	$69,025

For the three and six months ended June 30, 2014 and 2013, the Company incurred facilities rent expense totaling $29,751, $59,493, $112,142 and $219,462, respectively.

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

NOTE 16. STOCK OPTIONS

The Company granted stock options to certain employees under the HGI 2007 Stock Plan, as amended (the “Plan”). The Company was authorized to issue 2,950,000 shares subject to options, or stock purchase rights under the Plan. These options (i) vest over a period no greater than two years, (ii) are contingently exercisable upon the occurrence of a specified event as defined by the option agreements, and (iii) expire three months following termination of employment or five years from the date of grant depending on whether or not the options were granted as incentive options or non-qualified options. At September 30, 2009, pursuant to the terms of the merger, all options granted prior to the merger were assumed by the Company and any options available for issuance under the Plan but unissued, have been forfeited and consequently the Company has no additional shares subject to options or stock purchase rights available for issuance under the Plan. As of June 30, 2014, 438,300 option shares have been exercised. Total stock options outstanding as of June 30, 2014 total 247,500. The weighted average remaining contractual life of the outstanding options at June 30, 2014 is approximately 2.5 years.

A summary of stock option activity in the Plan is as follows:

			Weighted
		Exercise	Average
	Number of	Price	Exercise
	Options	Per Option	Price
Outstanding at December 31, 2012	1,215,150	$0.01 – 1.59	$0.97
Granted	—	—	—
Exercised	—	—	—
Canceled	(533,450)	0.01 – 0.94	0.93
Outstanding at December 31, 2013	681,700	$0.01 – 1.59	$1.00
Granted	—	—	—
Exercised	—	—	—
Canceled	(434,200)	0.94 – 1.59	0.96
Outstanding at June 30, 2014	247,500	$0.01 – 1.59	$0.50

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

On July 19, 2010, the board of directors approved the Company’s 2010 Incentive Stock Plan (“2010 Stock Plan”). The 2010 Stock Plan allows for the reservation of 7,000,000 shares of the Company’s common stock for issuance under the plan. The 2010 Stock Plan became effective July 19, 2010 and terminates July 18, 2020. As of June 30, 2014, 20,000 shares were granted under the 2010 Stock Plan with an exercise price of $0.34 per option. These are the only shares that have been issued under the 2010 Stock Plan. The shares granted vested immediately and can become exercisable for so long as the Company remains a reporting company under the Securities Exchange Act of 1934. Total compensation cost expensed over the vesting period of the stock options was $6,800, all of which was expensed in the year ended December 31, 2012. As of June 30, 2014, none of the shares issued under the 2010 Stock Plan have been exercised.

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

As mentioned above, the Agreement provides for “clawback” provisions, pursuant to which all of the shares of Halo Common Stock issued to the member of EAM are subject to forfeiture in the event certain financial metrics are not timely achieved. The financial metrics call for significant cash generation by EHF within the first 12 months, and within the first 24 months following the closing date. We refer you to Section 2(b)(i) and (ii) of the Agreement, for the specifics of the clawback provisions. As of December 31, 2012, no cash was generated by EHF. The times to meet both the 12 month and 24 month financial metrics have lapsed and the metrics have not been met. Based upon the events that have transpired, and the lack of progress toward the financial metrics, the Company demanded that the recipients of the shares of Halo Common Stock give effect to both clawback provisions and immediately forfeit back all of the Halo shares issued to such recipients – an aggregate of 21,200,000 shares. Additionally, the Company has instructed the Company’s transfer agent to cancel all of the shares of Company Common Stock issued pursuant to the Agreement. To date, the Company’s transfer agent has refused to cancel the shares without either (i) presentation of the physical certificates to the transfer agent, or (ii) a court order requiring the transfer agent to cancel. At the time of issuing these consolidated financial statements, the Company has been unsuccessful in its attempts to procure the physical certificates for presentment to the transfer agent, and the Company has yet to secure a court order requiring the transfer agent to cancel the certificates. Accordingly, the 21,200,000 shares issued are still outstanding at June 30, 2014.

The Company’s total common shares outstanding totaled 66,364,083 at June 30, 2014.

Preferred Stock

In connection with the merger, the Company authorized 1,000,000 shares of Series Z Convertible Preferred Stock with a par value of $0.01 per share (the “Series Z Convertible Preferred”). The number of shares of Series Z Preferred Stock may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series Z Preferred Shares to less than the number of shares then issued and outstanding.  In the event any Series Z Preferred Shares shall be converted, (i) the Series Z Preferred Shares so converted shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series Z Preferred Shares set forth in this section shall be automatically reduced by the number of Series Z Preferred Shares so converted and the number of shares of the Corporation’s undesignated Preferred Stock shall be deemed increased by such number. The Series Z Convertible Preferred is convertible into common shares at the rate of 45 shares of common per one share of Series Z Convertible Preferred. The Series Z Convertible Preferred has liquidation and other rights in preference to all other equity instruments. Simultaneously upon conversion of the remaining Series A Preferred, Series B Preferred, and Series C Preferred and exercise of any outstanding stock options issued under the HGI 2007 Stock Plan into Series Z Convertible Preferred, they will automatically, without any action on the part of the holders, be converted into common shares of the Company. Since the merger, in connection with the exercise of stock options into common stock and converted Series A Preferred, Series B Preferred and Series C Preferred as noted above, 82,508 shares of Series Z Convertible Preferred were automatically authorized and converted into shares of the Company’s common stock leaving 917,492 shares of authorized undesignated Preferred Stock in the Company in accordance with the Series Z Convertible Preferred certificate of designation. As of June 30, 2014, there were 82,508 shares of Series Z Preferred authorized with zero shares issued and outstanding.

The Company authorized 175,000 shares of Series X Convertible Preferred Stock with a par value of $0.01 per share (the “Series X Preferred”). The number of shares of Series X Preferred may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series X Preferred to less than the number of shares then issued and outstanding. In the event any Series X Preferred Shares shall be redeemed, (i) the Series X Preferred so redeemed shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series X Preferred Shares set forth in this section shall be automatically reduced by the number of Series X Preferred Shares so redeemed and the number of shares of the Corporation's undesignated Preferred Stock shall be deemed increased by such number. The Series X Preferred Shares rank senior to the Company’s common stock to the extent of $10.00 per Series X Preferred Shares and on a parity with the Company’s common stock as to amounts in excess thereof. The holders of Series X Preferred shall not have voting rights. Holders of the Series X Preferred shall be entitled to receive, when and as declared by the board of directors, dividends at an annual rate of 9% payable in cash when declared by the board. Holders of Series X Preferred have a liquidation preference per share equal to $10.00. The liquidation preference was $1,436,770 as of June 30, 2014. As of June 30, 2014, there were 143,677 shares authorized with 143,677 shares issued and outstanding. Of the 143,677 shares issued and outstanding, 53,677 shares were related to the 2010 conversion from notes payable due to related parties. The remaining 90,000 shares were issued for cash consideration.

In April 2012, the Company authorized 100,000 shares of Series E Convertible Preferred Stock (the “Series E Preferred”) with a par value of $0.001 per share, at ten dollars ($10.00) per share with a conversion rate of fifty (50) shares of the Company’s common stock for one share of Series E Preferred. The number of shares of Series E Preferred may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series E Preferred to less than the number of shares then issued and outstanding. In the event any Series E Preferred Shares shall be converted, (i) the Series E Preferred so converted shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series E Preferred Shares set forth shall be automatically reduced by the number of Series E Preferred Shares so converted and the number of shares of the Corporation's undesignated Preferred Stock shall be deemed increased by such number. The Series E Preferred Shares rank senior to the Company’s common stock to the extent of $10.00 per Series E Preferred Shares and on a parity with the Company’s common stock as to amounts in excess thereof. The holders of Series E Preferred shall not have voting rights. Holders of the Series E Preferred shall be entitled to receive, when and as declared by the board of directors, dividends at an annual rate of 9% payable in cash or common stock when declared by the board. Holders of Series E Preferred have a liquidation preference per share equal to $10.00. The liquidation preference was $700,000 as of June 30, 2014. Each share of Series E Preferred, if not previously converted by the holder, will automatically be converted into common stock at the then applicable conversion rate after thirty-six months from the date of purchase. As of June 30, 2014, there were 70,000 shares issued and outstanding with total cash consideration of $700,000, convertible into 3,500,000 shares of the Company’s common stock.

The HGI Series A Convertible Preferred Stock (the “Series A Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series A Preferred would be entitled to upon conversion, as defined in the Series A Preferred certificate of designation. The liquidation preference was $682,177, of which $122,679 is an accrued (but undeclared) dividend as of June 30, 2014. Holders of the Series A Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company. The Series A Preferred is convertible into the Company’s common stock at a conversion price of $1.25 per share. The Series A Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company. The Series A Preferred is redeemable at the option of the Company at $1.80 per share prior to conversion. As of June 30, 2014, there have been 127,001 shares of Series A Preferred converted or redeemed. The Series A Preferred does not have voting rights. The Series A Preferred ranks senior to the following capital stock of the Company: (a) Series B Preferred, and (b) Series C Preferred.

The HGI Series B Convertible Preferred Stock (the “Series B Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series B Preferred would be entitled to upon conversion. The liquidation preference was $560,804, of which $100,892 is an accrued (but undeclared) dividend as of June 30, 2014. Holders of the Series B Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company. The Series B Preferred is convertible into the Company’s common stock at a conversion price of $1.74 per share. The Series B Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company. The Series B Preferred is redeemable at the option of the Company at $2.30 per share prior to conversion. As of June 30, 2014, there have been 270,044 shares of Series B Preferred converted or redeemed. The Series B Preferred does not have voting rights. Series B Preferred ranks senior to the following capital stock of the Company: the Series C Preferred.

The HGI Series C Convertible Preferred Stock (the “Series C Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series C Preferred would be entitled to upon conversion. The liquidation preference was $378,086, of which $68,086 is an accrued (but undeclared) dividend as of June 30, 2014. Holders of the Series C Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company. The Series C Preferred is convertible into the Company’s common stock at an initial conversion price of $2.27 per share. The Series C Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company. The Series C Preferred is redeemable at the option of the Company at $2.75 per share prior to conversion. As of June 30, 2014, there have been 28,000 shares of Series C Preferred converted or redeemed. The Series C Preferred does not have voting rights. Series C Preferred ranks senior to the following capital stock of the Company: None.

The Company had issued and outstanding at June 30, 2014, 372,999 shares of Series A Preferred, 229,956 shares of Series B Preferred, and 124,000 shares of Series C Preferred, all with a par value of $0.001.

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

Currently, HAM is under contract to manage and service approximately 4,700 assets in various stages of their life-cycle including REO, non-performing loans, re-performing note modifications, and performing owner financed contract-for-deeds. As the Company currently has the management, infrastructure, and physical work area capacity to scale and support additional assets under contract, it is actively seeking new clients as well as helping existing clients increase their respective asset pool. The Company believes that the country is in a long-term deleveraging cycle whereby home financing will continue to be difficult to obtain. For this same reason, we believe that investors will continue to be able to purchase assets in bulk from large institutional sellers at deep discounts and Halo’s goal is to establish itself, with the help of its unique technology platform and key servicing and vendor relationships, as the premier asset manager/servicer in the distressed non-performing loan and REO industry.

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

Results of Operations for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013

To completely understand the Company’s results, the below discussion should be read in conjunction with Note 4 Operating Segments of the consolidated financial statements.

Revenues

For the three months ended June 30, 2014, revenue decreased $2,155,176 and 72% to $827,905 from $2,983,081 for the three months ended June 30, 2013. The variance is primarily attributable to a (1) $1,700,000 significant success fee transaction that occurred during the quarter ended June 30, 2013 (sale of a majority of one of HAM’s customer’s assets to another existing Halo customer) and (2) revenue decrease of $450,740 in HPA. The HPA revenue decrease of $450,740 is primarily attributable to (1) the decrease of assets under property preservation management, (2) decrease of asset units the Company performed portfolio strategy consulting and portfolio acquisition support for.

For the six months ended June 30, 2014, revenue decreased $2,448,105 and 63% to $1,420,193 from $3,868,298 for the six months ended June 30, 2013. The decrease is primarily related to the second quarter decrease of $2,155,176 noted above, as well the $292,929 decrease in revenue for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The $292,929 decrease was primarily attributable to a (1) revenue decrease of $242,298 in HPA mostly associated with a decrease of assets under property preservation management and (2) revenue decrease of $22,099 in HAM.

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

Operating Expenses

Sales and marketing expenses include direct sales costs and marketing incurred in HPA for property preservation, tax and title reporting, eviction filing, mobile notary services, asset valuation, credit reports, and all other contract service commissions. For the three months ended June 30, 2014, sales and marketing expenses decreased $375,047 and 64% to $206,781 for the three months ended June 30, 2014 from $581,828 for the three months ended June 30, 2013. The decrease is primarily related to the variable expense associated with the above noted decrease in revenues in HPA (for property preservation management and portfolio acquisition support) over the same time period. For the six months ended June 30, 2014, sales and marketing expenses decreased $555,258 and 54% to $466,205 for the six months ended June 30, 2014 from $1,021,463 for the six months ended June 30, 2013, primarily for the reasons noted above.

General and administrative expenses decreased $69,024 and 26% to $194,173 for the three months ended June 30, 2014 from $263,197 for the three months ended June 30, 2013. The variance is primarily attributable to the reduction in rent expense ($29,751 for the three months ended June 30, 2014 compared to $112,142 for the three months ended June 30, 2013) directly related to the final settlement with the Company’s previous office space lessor. Other variances over the same time period include reduced health and general insurance expense, legal expense, telephone and internet; offset by increases in both consulting and travel and entertainment expenditures. General and administrative expenses decreased $184,314 and 33% to $375,664 for the six months ended June 30, 2014 from $559,978 for the six months ended June 30, 2013, primarily attributable to the reduction in rent and other decreases noted above.

Salaries, wages and benefits decreased $148,791 and 26% to $428,093 for the three months ended June 30, 2014 from $576,884 for the three months ended June 30, 2013. Salaries, wages and benefits decreased $231,893 and 20% to $925,422 for the six months ended June 30, 2014 from $1,157,315 for the six months ended June 30, 2013. The decrease is primarily attributable to a reduction in overall employee headcount primarily in HAM for the second quarter and second quarter year to date analysis above. Looking forward to the remainder of 2014, the Company will continue to gauge its headcount in the HAM subsidiary in line with the growth of asset units managed under HAM. As salaries, wages and benefits are the most significant cost to the Company, management actively monitors this cost to ensure it is in line with our business plan.

The Company experienced an overall increase in its net loss of $1,513,381 and 108% to a net loss of $116,420 for the three months ended June 30, 2014 from net income of $1,396,961 for the three months ended June 30, 2013, primarily attributable to the reasons noted above. The Company experienced an overall increase in its net loss of $1,429,240 and 163% to a net loss of $552,156 for the six months ended June 30, 2014 from net income of $877,084 for the six months ended June 30, 2013, primarily attributable to the reasons noted above.

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

Liquidity and Capital Resources

As of June 30, 2014, the Company had cash and cash equivalents of $131,556. The increase of $4,508 in cash and cash equivalents from December 31, 2013 was due to net cash provided by financing activities of $395,966, offset by net cash used in operating activities of $391,458.

Net cash used in operating activities was $391,458 for the six months ended June 30, 2014, compared to $1,101,546 net cash provided by operating activities for the six months ended June 30, 2013.  The net cash used in operating activities for the six months ended June 30, 2014 was due to net loss of $552,156, adjusted primarily by the following: (1) an increase in gross trade accounts receivable of $122,321, a decrease in accounts payable of $7,178 and deferred rent of $127,012, (2) offset by an increase in accrued and other liabilities of $270,755 (includes long term accrued interest) and non cash capitalization of interest in the note payable of $120,772 (discussed in note 10 of the consolidated financial statements). The remaining immaterial variance is related to non cash depreciation and amortization, bad debt expense, non cash gain on the change in fair value of derivative, a decrease in other assets and an increase in deferred revenue.

The increase in gross trade accounts receivable of $122,321 is primarily related to the increase in accounts receivable in HAM and a reduction in accounts receivable in HPA as of June 30, 2014, compared to December 31, 2013. Accounts receivable is discussed in note 2 of the consolidated financial statements). The decrease in deferred rent of $127,012 is due to the final settlement with the office lessor, further discussed in Note 1 of the consolidated financial statements. The Company anticipates the deferred rent balance will continue to decrease moving forward until final payment of the landlord settlement is made.

The $270,755 increase in accrued and other liabilities is primarily related to the $246,799 increase in deferred compensation to a portion of the management team and a $30,455 increase in accrued interest on notes payable to related parties as discussed in Note 9 to the consolidated financials. The remaining immaterial offsetting variance in made up of a decrease in other liabilities.

Net cash provided by investing activities remains unchanged for the six months ended June 30, 2014, compared to net cash provided by investing activities of $37,933 for the six months ended June 30, 2013.

Net cash provided by financing activities was $395,966 for the six months ended June 30, 2014, compared to net cash used in financing activities of $1,240,632 for the six months ended June 30, 2013. Financing activities for the six months ended June 30, 2014 consisted primarily of the $405,000 in proceeds received from notes payable to related parties, offset by $6,117 and $2,917 in principal payments on notes payable to related parties and subordinated debt, respectively.

As shown below, at June 30, 2014, our contractual cash obligations totaled approximately $3,069,964, all of which consisted of operating lease obligations (including final landlord deferred rent settlement) and debt principal and accrued interest repayment.

	Payments due by December 31,
Contractual Obligations	2014	2015-2016	2017-2018	2019 & Thereafter	Total
Debt Obligations	$1,051,876	$1,949,063	$0	$0	$3,000,939

Operating Lease Obligations	$54,424	$14,601	$0	$0	$69,025

Total Contractual Cash Obligations	$1,106,300	$1,963,664	$0	$0	$3,069,964

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

Date: August 14, 2014	By:	/s/ Brandon Cade Thompson
Brandon Cade Thompson
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2014	By:	/s/ Robbie Hicks
Robbie Hicks
Chief Accounting Officer
(Principal Financial Officer)

-35-