Form 10-Q
period 2014-09-30
Halo Companies, Inc.
filed 2014-11-14
CIK 814286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes  [_] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, November 14, 2014: 66,364,083 shares of Common Stock, $.001 par value per share outstanding.

Halo Companies, Inc.

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets at September 30, 2014 (unaudited) and December 31, 2013	3
	Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2014 and 2013	4
	Consolidated Statements of Changes in Shareholders’ Deficit (unaudited) for the nine months ended September 30, 2014 and 2013	5
	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2014 and 2013	6
	Notes to Consolidated Financial Statements	7-23
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-29
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29
Item 4T.	Controls and Procedures	29

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings	30-31
Item 1A.	Risk Factors	31-34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	34
	SIGNATURES	35

Part 1 – Financial Information

Item 1. Financial Statements

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2014	December 31, 2013
	(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$35,363	$127,048
Trade accounts receivable, net of allowance for doubtful
accounts of $375,665 and $375,665, respectively	135,764	157,765
Total current assets	171,127	284,813

PROPERTY, EQUIPMENT AND SOFTWARE, net	71,490	108,348
DEPOSITS AND OTHER ASSETS	26,667	39,589

TOTAL ASSETS	$269,284	$432,750

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$553,864	$616,878
Accrued and other liabilities (including $95,110 and
$58,149 to related parties, respectively)	729,284	345,524
Current portion of subordinated debt	17,083	5,417
Current portion of notes payable to related parties	873,995	388,232
Current portion of deferred rent	—	169,349
Total current liabilities	2,174,226	1,525,400

SUBORDINATED DEBT, LESS CURRENT PORTION	—	15,833
NOTES PAYABLE TO RELATED PARTIES, LESS CURRENT PORTION	186,964	194,327
NOTE PAYABLE	1,737,539	1,551,828
ACCRUED INTEREST ON RELATED PARTY NOTES, LESS CURRENT PORTION	22,619	23,011
DERIVATIVE LIABILITY	2,239	15,772
Total liabilities	4,123,587	3,326,171

SHAREHOLDERS' DEFICIT
Series Z Convertible Preferred Stock, par value $0.01 per share; 82,508 shares
authorized; 0 shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Preferred Stock, par value $0.001 per share; 917,492 shares
authorized; 0 shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Series X Convertible Preferred Stock, par value $0.01 per share; 143,677 shares authorized; 143,677
shares issued and outstanding at September 30, 2014 and December 31, 2013,	1,437	1,437
liquidation preference of $1,436,770
Series E Convertible Preferred Stock, par value $0.001 per share; 100,000 shares authorized;
70,000 shares issued and outstanding at September 30, 2014 and December 31, 2013,
respectively, liquidation preference of $700,000	70	70
Halo Group, Inc. Preferred Stock, par value $0.001 per share; 2,000,000 shares authorized
Series A Convertible Preferred Stock;
372,999 shares issued and outstanding at September 30, 2014 and December 31, 2013,
liquidation preference of $694,299	373	373
Series B Convertible Preferred Stock;
229,956 shares issued and outstanding at September 30, 2014 and December 31, 2013,
liquidation preference of $572,616	230	230
Series C Convertible Preferred Stock;
124,000 shares issued and outstanding at September 30, 2014 and December 31, 2013,
liquidation preference of $385,759	124	124
Common Stock, par value $0.001 per share; 375,000,000 shares authorized;
66,364,083 shares issued and outstanding
at September 30, 2014 and December 31, 2013	66,364	66,364
Additional paid-in capital	7,638,764	7,638,764
Accumulated deficit	(11,561,665)	(10,600,783)
Total shareholders' deficit	(3,854,303)	(2,893,421)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$269,284	$432,750

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
REVENUE (including $107,900, $120,562, $326,155 and
$351,546 from related parties, respectively)	$555,466	$731,494	$1,975,659	$4,599,792

OPERATING EXPENSES
Sales and marketing expenses	300,992	344,489	767,197	1,365,952
General and administrative expenses	160,084	137,102	535,748	697,080
Salaries, wages, and benefits	386,103	563,337	1,311,525	1,720,652
Total operating expenses	847,179	1,044,928	2,614,470	3,783,684

OPERATING INCOME (LOSS)	(291,713)	(313,434)	(638,811)	816,108

OTHER INCOME (EXPENSE)
Gain (loss) on change in fair value of derivative	—	(255)	13,533	9,729
Wind down of noncontrolling interest subsidiary	—	—	—	(82,460)
Interest expense (including $29,075, $7,803, $78,085 and
$23,973 to related parties, respectively)	(107,143)	(22,845)	(303,609)	(179,204)
Net income (loss) from operations, before income tax provision	(398,856)	(336,534)	(928,887)	564,173

INCOME TAX PROVISION	9,870	(1,499)	31,995	22,124

NET INCOME (LOSS)	$(408,726)	$(335,035)	$(960,882)	$542,049

Loss per share:
Basic	$(0.01)	$(0.01)	$(0.01)	$0.01
Diluted	$(0.01)	$(0.01)	$(0.01)	$0.01

Weighted Average Shares Outstanding
Basic	66,364,083	66,364,083	66,364,083	66,364,083
Diluted	66,364,083	66,364,083	66,364,083	71,674,260

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
For the Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Halo Companies, Inc. Common Stock		Halo Companies, Inc. Series X Convertible Preferred Stock		Halo Companies, Inc. Series E Convertible Preferred Stock		Halo Group, Inc. Series A Convertible Preferred Stock		Halo Group, Inc. Series B Convertible Preferred Stock		Halo Group, Inc. Series C Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2012	66,364,083	$66,364	143,677	$1,437	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$7,638,764	$(10,678,986)	$(82,460)	$(3,054,084)

Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	542,049	—	542,049

Wind down of noncontrolling interest subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	—	82,460	82,460

Balance at September 30, 2013	66,364,083	$66,364	143,677	$1,437	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$7,638,764	$(10,136,937)	$—	$(2,429,575)

Balance at December 31, 2013	66,364,083	$66,364	143,677	$1,437	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$7,638,764	$(10,600,783)	$—	$(2,893,421)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(960,882)	—	(960,882)

Balance at September 30, 2014	66,364,083	$66,364	143,677	$1,437	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$7,638,764	$(11,561,665)	$—	$(3,854,303)

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATIONS

Net (loss) income	$(960,882)	$542,049
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation	37,558	84,595
Amortization of debt discount	—	1,454
Amortization of loan origination costs	10,000	—
Capitalization of interest into note payable and notes payable to related parties	190,228	—
Bad debt expense	111	1,092
Gain on change in fair value of derivative	(13,533)	(9,729)
Noncontrolling interest	—	82,460
Changes in operating assets and liabilities:
Accounts receivable	21,890	(12,267)
Deposits and other assets	2,922	45,000
Accounts payable	(63,014)	2,450
Accrued and other liabilities	383,368	235,265
Deferred rent	(169,349)	(73,490)
Deferred revenue	—	(11,300)
Net cash (used in) provided by operating activities	(560,701)	887,579

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received from note receivable	—	165,000
Purchases of property and equipment	(700)	(60,790)
Net cash (used in) provided by investing activities	(700)	104,210

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on secured asset promissory note	—	(1,200,000)
Principal payments on notes payable	—	(8,509)
Proceeds from notes payable to related parties	480,000	332,011
Principal payments on notes payable to related parties	(6,117)	(125,304)
Principal payments on subordinated debt	(4,167)	(92,333)
Net cash provided by (used in) financing activities	469,716	(1,094,135)

Net decrease in cash and cash equivalents	(91,685)	(102,346)

CASH AND CASH EQUIVALENTS, beginning of period	127,048	184,121

CASH AND CASH EQUIVALENTS, end of period	$35,363	$81,775

SUPPLEMENTAL INFORMATION
Cash paid for taxes - Texas Margin Tax	$31,995	$22,124
Cash paid for interest	$51,216	$218,006

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc.

Notes To Consolidated Financial Statements

September 30, 2014

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial statements are unaudited; however, in the opinion of management, all adjustments considered necessary for fair presentation of the results of the interim periods have been included (consisting of normal recurring accruals). The accompanying consolidated financial statements as of September 30, 2014, and for the three and nine months ended September 30, 2014 and 2013, include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

HAM and HPA receivables are typically paid the month following services performed. As of September 30, 2014, the Company’s accounts receivable are made up of the following percentages; HAM at 89% and HPA at 11%.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: past transaction history with the customer, current economic and industry trends, and changes in customer payment terms. The Company provides for estimated uncollectible amounts through an increase to the allowance for doubtful accounts and a charge to earnings based on actual historical trends and individual account analysis. Balances that remain outstanding after the Company has used reasonable collection efforts are written-off through a charge to the allowance for doubtful accounts. The below table summarizes the Company’s allowance for doubtful accounts as of September 30, 2014 and December 31, 2013, respectively;

	Balance at Beginning of Period	Increase in the Provision	Accounts Receivable Write-offs	Balance at End of Period
Nine Months ended September 30, 2014
Allowance for doubtful accounts	$375,665	$111	$111	$375,665
Year ended December 31, 2013
Allowance for doubtful accounts	$375,665	$1,197	$1,197	$375,665

As of September 30, 2014, the Company’s allowance for doubtful accounts is made up of the following percentages; HAM at 96% and HPA at 4%. The HAM and HPA allowance is related to one client. The client is in a court appointed receivership and the Company is awaiting final outcome of its receivable claim into the receivership to determine any potential recoverability. As of September 30, 2014, the Company has fully reserved all outstanding accounts receivables of this client.

Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing (i) net income (loss) available to common shareholders (numerator), by (ii) the weighted average number of common shares outstanding during the period (denominator). Diluted net income (loss) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. At September 30, 2014 and 2013, there were 4,518,626 and 5,056,576 shares, respectively, underlying potentially dilutive convertible preferred stock and stock options outstanding. For the three and nine months ended September 30, 2014 and for the three months ended September 30, 2013, the 4,518,626 and 5,056,576 shares were not included in dilutive weighted average shares because their effect is anti-dilutive due to the Company’s net loss.

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

U

Principles of Consolidation

The consolidated financial statements of the Company for the three and nine months ended September 30, 2014 include the financial results of HCI, HGI, HBI, HPA and HAM. All significant intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements of the Company for the three and nine months ended September 30, 2013 include the financial results of HCI, HGI, Halo Group Mortgage, HBI, Halo Select Insurance Services, Halo Choice Insurance Services, HPA, HAM, and Equitas Housing Fund. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of 90 days or less to be cash equivalents.

Deposits and Other Assets

At September 30, 2014, deposits and other assets was $26,667 ($40,000 in total origination fees offset by $13,333 in accumulated amortization) for the senior unsecured promissory note discussed in Note 10. The fees are to be amortized over the life of the promissory note. At December 31, 2013, deposits and other assets was $39,589, which included $36,667 in deferred origination costs ($40,000 in total origination fees offset by $3,333 in accumulated amortization) for the senior unsecured promissory note, with the remaining $2,922 as a prepaid vendor expense.

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

Long-lived assets are reviewed on an annual basis or whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by that asset. If it is determined that the carrying amount of an asset may not be recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is the estimated value at which the asset could be bought or sold in a transaction between willing parties. There were no impairment charges for the three and nine months ended September 30, 2014 and 2013.

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

The Company accounts for its position in tax uncertainties under ASC 740-10. ASC 740-10 establishes standards for accounting for uncertainty in income taxes. ASC 740-10 provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. ASC 740-10 applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) No additional liabilities have been recognized as a result of the implementation. The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the three and nine months ended September 30, 2014 or 2013.

The Company incurred no penalties or interest for taxes for the three and nine months ended September 30, 2014 or 2013. The Company is subject to a three year statute of limitations by major tax jurisdictions for the fiscal years ended December 31, 2011, 2012 and 2013. The Company files income tax returns in the U.S. federal jurisdiction.

Deferred Rent

As discussed in Note 1, in August 2013, the Company and its office lessor agreed to a final settlement whereby it would vacate its previously leased office facilities. In doing so, the final settlement obligation of $254,023 is to be paid over twelve equal installments beginning in September 2013 through August 2014. At September 30, 2014 and December 31, 2013, the $0 and $169,349 balance, respectively, is included in current portion of deferred rent.

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

NOTE 3. CONCENTRATIONS OF CREDIT RISK

The Company maintains aggregate cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). During the three and nine months ended September 30, 2014, the FDIC insured deposit accounts up to $250,000. At September 30, 2014, the Company’s cash accounts were all less than the $250,000 FDIC insured amount and as such were insured in full.

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

Operating Segments	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Halo Asset Management	$219,125	$301,900	$1,101,544	$2,910,854
Halo Portfolio Advisors	336,341	429,594	874,115	1,660,406
Other	—	—	—	28,532
Net revenue	$555,466	$731,494	$1,975,659	$4,599,792

Operating income (loss):
Halo Asset Management	$70,014	$(17,595)	$502,426	$1,913,258
Halo Portfolio Advisors	43,833	80,326	129,484	288,986
Other	—	(3,614)	—	(203,477)
Less: Corporate expenses (a)	(522,573)	(394,152)	(1,592,792)	(1,456,718)
Operating income (loss):	$(408,726)	$(335,035)	$(960,882)	$542,049

a.	Corporate expenses include salaries, benefits and other expenses, including rent and general and administrative expenses, related to corporate office overhead and functions that benefit all operating segments. Corporate expenses also include interest expense. Corporate expenses are expenses that the Company does not directly allocate to any segment above. Allocating these indirect expenses to operating segments would require an imprecise allocation methodology. Further, there are no material amounts that are the elimination or reversal of transactions between the above reportable operating segments.

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

All debt of the Company is recorded at the corporate parent companies HCI and HGI. In 2014, all interest expense is included in corporate expenses above. In 2013, interest expense of $123,650 (majority of 2013 balance in “Other”) related to the secured asset promissory note is included above in “Other”, with the remaining $55,554 of the $179,204 interest expense in the consolidated statements of operations included in corporate expenses above. Interest expense is discussed in further detail in Notes 9, 10, and 12.

For the three and nine months ended September 30, 2014 and 2013, there have been no material transactions between reportable units that would materially affect an operating segment profit or loss. Intercompany transactions are eliminated in the consolidated financial statements.

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

The Company has incurred an accumulated deficit of $11,561,665 as of September 30, 2014. However, of the accumulated deficit, $2,110,748 of expense was incurred as stock-based compensation, $571,158 in depreciation expense, and $279,241 in impairment loss on investment in portfolio assets, all of which are noncash expenses. Further, $906,278 of the accumulated deficit is related to the issuance of stock dividends, also non cash reductions. The $3,867,425 total of these non-cash retained earnings reductions represents 33% of the total deficit balance.

NOTE 6. PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software consist of the following as of September 30, 2014 and December 31, 2013, respectively:

Computers and purchased software	$150,257	$149,557
Furniture and equipment	235,515	235,515
	385,772	385,072
Less: accumulated depreciation	(314,282)	(276,724)
	$71,490	$108,348

Depreciation totaled $8,899, $37,558, $56,485 and $84,595 for the three and nine months ended September 30, 2014 and 2013, respectively.

NOTE 7. INVESTMENTS IN PORTFOLIO ASSETS

In December 2010, Equitas Housing Fund, LLC (“EHF”), a subsidiary of the Company, entered into an agreement to purchase non-performing mortgage notes secured by the property, across the United States, for 6.6% of unpaid principal balance. Total purchase price of the investment was $300,000. Payments of $20,759 were received during 2011 and applied to the investment. During 2011, the seller’s estate, including the above mentioned non-performing mortgage notes purchased for $300,000 were placed into receivership with a court appointed receiver of the seller. The receiver has asserted ownership of the assets in receivership, including the referenced mortgage notes. As the Company’s right to these assets had been impaired, the Company assessed its ability to reclaim the assets as remote and an impairment of the investment in portfolio assets was warranted. Accordingly, the Company recognized impairment of the assets of $279,241 as of December 31, 2011. As of September 30, 2014, the Company is still awaiting final outcome of any potential recoverability from the receivership and as such the value remains $0.

NOTE 8. ACCRUED AND OTHER LIABILITIES

The Company had $729,284 in accrued liabilities at September 30, 2014. Included in this accrual is $334,191 in accrued interest ($218,568 of this balance is related to interest on the secured asset promissory note discussed in more detail in Note 12) and $395,093 in deferred compensation to several senior management personnel. The Company had $345,524 in accrued liabilities at December 31, 2013. Included in this accrual is $63,926 in deferred compensation to multiple senior management personnel, $277,042 in accrued interest ($218,568 of this balance is related to interest on the secured asset promissory note discussed in Note 12), and $4,556 in other.

NOTE 9. NOTES PAYABLE TO RELATED PARTIES

During March 2011, the Company entered into one unsecured promissory note with a related party (a previous company director) in the amount of $250,000 (the “2011 Related Party Note”). The 2011 Related Party Note had a fixed interest amount of $50,000 and a maturity date of July 31, 2011. On September 20, 2011, the 2011 Related Party Note was amended to include the 2011 Related Party Note plus $52,426 of accrued interest for a total note balance of $302,426. The 2011 Related Party Note has a 6% interest rate and is a monthly installment note with final balloon payment at maturity in September 2014. At the time of the filing of these consolidated financial statements, the Company and the related party had not finalized an extended maturity date, and as such the entire $183,390 2011 Related Party Note balance is included in current portion of notes payable to related parties. As of December 31, 2013, the 2011 Related Party Note was $182,379, all of which is included in current portion of notes payable to related parties.

On September 1, 2011, several previous related party notes totaling $370,639 were amended and consolidated (“the 2011 Consolidated Related Party Note”). This note bears interest of 6% and has a maturity date of September 15, 2016. As of December 31, 2013, the 2011 Consolidated Related Party Note balance was $270,180, of which $75,853 is included in current portion of notes payable to related parties. As of September 30, 2014, the 2011 Consolidated Related Party Note balance was $267,569, of which $80,605 is included in current portion of notes payable to related parties.

As of December 31, 2013, a Company director had an outstanding advance to the Company of $50,000 for short term capital. During the nine months ended September 30, 2014, the director advanced an additional $375,000 for working capital. As of September 30, 2014, the outstanding advance balance was $425,000. At the time of the filing of these consolidated financial statements, the Company and the director had not finalized a maturity date for the advance repayment, and as such the entire balance is included in current portion of notes payable to related parties. The advance accrues interest at a rate of 15%.

As of December 31, 2013, the Company’s President and Chief Legal Officer had an outstanding advance balance of $30,000 for short term capital. During the nine months ended September 30, 2014, the President advanced an additional $40,000 for working capital. As of September 30, 2014, the outstanding advance balance was $70,000. At the time of the filing of these consolidated financial statements, the Company and the President had not finalized a maturity date for the advance repayment, and as such the entire balance is included in current portion of notes payable to related parties. The advance accrues interest at a rate of 15%.

As of December 31, 2013, the Company’s CEO and Director of the Board had an outstanding advance balance of $50,000 for short term capital. During the nine months ended September 30, 2014, the CEO advanced an additional $65,000 for working capital. As of September 30, 2014, the outstanding advance balance was $115,000. At the time of the filing of these consolidated financial statements, the Company and the CEO had not finalized a maturity date for the advance repayment, and as such the entire balance is included in current portion of notes payable to related parties. The advance accrues interest at a rate of 15%.

As of September 30, 2014, the notes payable to related party balance totaled $1,060,959, of which $873,995 is included in current portion of notes payable to related parties in the consolidated financial statements. As of December 31, 2013, the notes payable to related party balance totaled $582,559, of which $388,232 is included in current portion of notes payable to related parties in the consolidated financial statements.

The Company incurred $29,075, $78,085, $7,803 and $23,973 of interest expense to directors, officers, and other related parties during the three and nine months ended September 30, 2014 and 2013, respectively. Accrued interest due to directors and other related parties totaled $117,729 at September 30, 2014, of which $95,110 is included in accrued and other current liabilities. Accrued interest due to directors and other related parties totaled $81,160 at December 31, 2013, of which $58,149 is included in accrued and other current liabilities.

NOTE 10. NOTE PAYABLE

In October 2013, the Company entered into a senior unsecured convertible promissory note agreement of $1,500,000. The terms of the note include an interest rate of 15% with a maturity date of October 10, 2016. The Company, although not required, is entitled to capitalize any accrued interest into the outstanding principal balance of the note up until maturity. At the maturity date, all unpaid principal and accrued interest is due. As part of the promissory note, the Company was required to pay origination fees and expenses associated with this note agreement (discussed in Other Assets Note 2), pay the subordinated debt originated in January 2010, pay $375,000 to a related party note held by a director, with the remaining use of proceeds for general corporate purposes including payment of deferred compensation to several management personnel. Additionally, the noteholder has the right, but not the obligation, to convert up to $1,000,000 of the principal balance of the note into common shares of the Company. The $1,000,000 maximum conversion ratio would entitle the noteholder to a maximum total of 10% of the then outstanding common stock of the Company, calculated on a fully diluted basis. Any conversion of the principal amount of this note into common stock would effectively lower the outstanding principal amount of the note. As of September 30, 2014, the note payable balance was $1,737,539, which includes capitalized interest of $237,539. As of December 31, 2013, the notes payable balance was $1,551,828, which includes capitalized interest of $51,828.

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

The Company follows the provisions of ASC 815, “Derivatives and Hedging”. ASC 815 requires freestanding contracts that are settled in a company’s own stock to be designated as an equity instrument, assets or liability. Under the provisions of ASC 815, a contract designated as an asset or liability must be initially recorded and carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires. Accordingly, the Company determined that the warrants should be accounted for as derivative liabilities and has recorded the initial value as a debt discount which will be amortized into interest expense using the effective interest method. As of December 31, 2013, the balance of the debt discount was $0 (fully amortized). Subsequent changes to the marked-to-market value of the derivative liability will be recorded in earnings as derivative gains and losses. As of September 30, 2014, there were 112,000 warrants outstanding with a derivative liability of $2,239. As of December 31, 2013, there were 112,000 warrants outstanding with a derivative liability of $15,772. The $13,533 decrease in fair value is included in the consolidated statements of operations as gain on change in fair value of derivative. The Warrants were valued using the Black-Scholes model, which resulted in the fair value of the warrants at $0.02 per share using the following assumptions:

September 30, 2014
Risk-free rate	0.90%
Expected volatility	604.02%
Expected remaining life (in years)	2.25
Dividend yield	0.00%

During August 2012, the Company entered into an additional $25,000 subordinated term note with a then current holder of the Company’s subordinated debt. The note pays an 18% coupon rate with a maturity date of August 31, 2015. There are no warrants associated with this subordinated term note. Repayment terms of the note include interest only payments through February 28, 2013. Thereafter, level monthly payments of principal and interest are made as calculated on a 60 month payment amortization schedule with final balloon payment due at maturity. The rights of the holder of this note is subordinated to any and all liens granted by the Company to a commercial bank or other qualified financial institution in connection with lines of credit or other loans extended to the Company in an amount not to exceed $2,000,000, and liens granted by the Company in connection with the purchase of furniture, fixtures or equipment. As of September 30, 2014, the remaining balance of this note totals $17,083, all of which is included in current portion of subordinated debt. As of December 31, 2013, the remaining balance of this note totals $21,250 of which $5,417 is included in current portion of subordinated debt.

NOTE 12. SECURED ASSET PROMISSORY NOTE

During December 2010, the Company authorized a debt offering to be secured by real estate assets purchased in connection with Equitas Housing Fund, LLC, (“Equitas Offering”). The Equitas Offering, which is now closed, generated $1,200,000 in proceeds. Of the $1,200,000 in proceeds received in December 2010, $300,000 was used to acquire non-performing, residential mortgage notes and the balance was used for mortgage note workout expenses and operational expenses of Halo Asset Management. The Secured Asset Promissory Notes consist of a 25% coupon with a maturity date of December 31, 2012. Accrued interest is to be paid quarterly at the end of each fiscal quarter beginning March 31, 2011 through maturity date and continuing until the promissory note has been paid in full. In May 2013, the Secured Asset Promissory Note was paid in full, along with $150,000 of the outstanding accrued interest balance. Halo and the secured asset promissory note holder agreed to include the remaining accrued interest in a promissory note originally due December 31, 2013. The maturity date has been extended to December 31, 2014. The new promissory note will accrue interest at a 10% annual rate, with interest only payments due periodically and final balloon payment due at maturity. As of September 30, 2014, the accrued interest balance was $218,568. As of December 31, 2013, the accrued interest balance was $218,568. For the three and nine months ended September 30, 2014 and 2013, the Company incurred $5,419, $16,257, $5,419 and $123,650 respectively, in interest expense on the note.

NOTE 13. RELATED PARTY TRANSACTIONS

For the three and nine months ended September 30, 2014 and 2013, HAM recognized monthly servicing fee revenue totaling $107,900, $326,155, $120,562 and $351,546, respectively, from an entity that is an affiliate of the Company.

For the three and nine months ended September 30, 2014 and 2013, the Company incurred interest expense to related parties (See Note 9).

NOTE 14. INCOME TAXES

For the three and nine months ended September 30, 2014 and 2013, the effective tax rate -2%, -3%, -1% and 4% varies from the U.S. federal statutory rate primarily due to state income taxes, net losses, certain non-deductible expenses and an increase in the valuation allowance associated with the net operating loss carryforwards. Our deferred tax assets related to net operating loss carryforwards remain fully reserved due to uncertainty of utilization of those assets.

Deferred tax assets and liabilities are computed by applying the effective U.S. federal and state income tax rate to the gross amounts of temporary differences and other tax attributes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At September 30, 2014, the Company believed it was more likely than not that future tax benefits from net operating loss carry-forwards and other deferred tax assets would not be realizable through generation of future taxable income and are fully reserved.

The Company has net operating loss (“NOL”) carry-forwards of approximately $5,700,000 available for federal income tax purposes, which expire from 2024 to 2033. Separately, because of the changes in ownership that occurred on June 30, 2004 and September 30, 2009, prior to GVC merging with HCI, and based on the Section 382 Limitation calculation, the Company will be allowed approximately $6,500 per year of GVC Venture Corp.’s federal NOLs generated prior to June 30, 2004 until they would otherwise expire. The Company would also be allowed approximately $159,000 per year of GVC Venture Corp.’s federal NOLs generated between June 30, 2004 and September 30, 2009 until they would otherwise expire.

NOTE 15. COMMITMENTS AND CONTINGENCIES

The Company leases various office equipment, each under a non-cancelable operating lease providing for minimum monthly rental payments. In relation to its office facilities, as discussed in Note 1, effective August 31, 2013 the Company and its office lessor agreed to a final settlement whereby it would vacate its previously leased office facilities in Allen, Texas. In doing so, the final settlement obligation of $254,023, all of which was expensed during 2013, is to be paid over twelve equal installments beginning in September 2013 through August 2014. The open balance is included in accounts payable. As of September 30, 2014, the Company has not entered into any additional office lease whereby it is contractually committed. The Company currently pays for its office space on a month to month basis, and will continue to do so for the foreseeable future.

Future minimum rental obligations as of September 30, 2014 are as follows:

Years Ending December 31:
2014	$5,070
2015	14,601
Thereafter	—
Total minimum lease commitments	$19,671

For the three and nine months ended September 30, 2014 and 2013, the Company incurred facilities rent expense totaling $29,751, $89,244, ($74,036) and $145,427, respectively. As discussed in Note 1, the 2013 final settlement released previously recognized rent expense which was included in accounts payable and deferred rent. The release of these obligations was credited to rent expense which is included in general and administrative expense on the consolidated statements of operations.

In the ordinary course of conducting its business, the Company may be subject to loss contingencies including possible disputes or lawsuits. The Company notes the following;

The Company and certain of its affiliates, officers and directors have been named as defendants in an action filed on December 12, 2011 in the 191st District Court of Dallas County, Texas. The Plaintiffs allege that the Company has misappropriated funds in connection with offerings of securities during 2010 and 2011. The complaint further alleges that Defendants engaged in fraudulent inducement, negligent misrepresentation, fraud, breach of fiduciary duty, negligence, breach of contract, unjust enrichment, conversion, violation of the Texas Securities Act, and civil conspiracy. The Plaintiffs amended their Petition on April 24, 2012 and dropped the conversion and civil conspiracy claims. The action seeks an injunction and a demand for accounting along with damages in the amount of $4,898,157. The Company has taken the position that the Plaintiff’s claims have no merit, and accordingly is defending the matter vigorously. Defendants have filed a general denial of the claims as well as a Motion to Designate Responsible Third Parties whom Defendants believe are responsible for any damages Plaintiffs may have incurred. Defendants have also filed a Motion for Sanctions against the Plaintiffs and their counsel arguing, among other things, that (i) Plaintiffs’ claims are “judicially stopped” from moving forward by virtue of the fact that the same Plaintiffs previously filed suit against separate entities and parties with dramatically opposed and contradicting views and facts; (ii) Plaintiffs have asserted claims against Defendants without any basis in law or fact; and (iii) Plaintiffs have made accusations against Defendants that Plaintiffs know to be false. Additionally, Defendants have filed a no evidence Motion for Summary Judgment which was scheduled to be heard in October of 2012. The Plaintiffs requested and were granted a six month continuance on the hearing of that motion. The Plaintiffs have also filed a Motion to Stay the case pending the outcome of the Company’s lawsuit with the insurance companies which the Company has opposed. Initially the motion to stay was granted and Defendants moved for reconsideration. The parties were alerted that the court had reversed the Stay on appeal. The no evidence Motion for Summary Judgment was heard on August 9, 2013. Prior to the hearing, the Plaintiff’s filed a 3rd Amended Petition in which they dropped any claim of fraud including fraudulent inducement, fraud, conversion and civil conspiracy and added a new “control person” claim which was not subject to the no evidence Motion for Summary Judgment heard on August 9, 2013. On September 25, 2013, Defendants no evidence Motion for Summary Judgment was granted in its entirety. Defendants subsequently filed a no evidence Motion for Summary Judgment on the final remaining “control person” claim which was heard before the court on October 21, 2013. On December 18, 2013 a final Order Granting Defendant’s Second No-Evidence Motion of Final Summary Judgment was signed. The Plaintiff’s subsequently filed a motion for new trial. Following a hearing, the Plaintiff’s motion for new trial was denied by operation of law. The Plaintiff’s Filed a Notice of Appeal on March 11, 2014. The Plaintiffs have requested multiple extensions to their time to file their brief on the Appeal. After having multiple extensions granted, the Plaintiff’s requested that the Appeals court stay the Appeal pending the outcome of the Company’s approved settlement agreement with the court appointed Receiver for James G. Temme and Stewardship Fund, LLC, appointed by the Federal Court in the Eastern District of Texas. The State Appeals court has currently granted the Plaintiff’s request for stay.

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

NOTE 16. STOCK OPTIONS

The Company granted stock options to certain employees under the HGI 2007 Stock Plan, as amended (the “Plan”). The Company was authorized to issue 2,950,000 shares subject to options, or stock purchase rights under the Plan. These options (i) vest over a period no greater than two years, (ii) are contingently exercisable upon the occurrence of a specified event as defined by the option agreements, and (iii) expire three months following termination of employment or five years from the date of grant depending on whether or not the options were granted as incentive options or non-qualified options. At September 30, 2009, pursuant to the terms of the merger, all options granted prior to the merger were assumed by the Company and any options available for issuance under the Plan but unissued, have been forfeited and consequently the Company has no additional shares subject to options or stock purchase rights available for issuance under the Plan. As of September 30, 2014, 438,300 option shares have been exercised. Total stock options outstanding as of September 30, 2014 total 170,000. The weighted average remaining contractual life of the outstanding options at September 30, 2014 is approximately 3 years.

A summary of stock option activity in the Plan is as follows:

			Weighted
		Exercise	Average
	Number of	Price	Exercise
	Options	Per Option	Price
Outstanding at December 31, 2012	1,215,150	$0.01 – 1.59	$0.97
Granted	—	—	—
Exercised	—	—	—
Canceled	(533,450)	0.01 – 0.94	0.93
Outstanding at December 31, 2013	681,700	$0.01 – 1.59	$1.00
Granted	—	—	—
Exercised	—	—	—
Canceled	(511,700)	0.94 – 1.59	1.06
Outstanding at September 30, 2014	170,000	$0.01	$0.01

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

On July 19, 2010, the board of directors approved the Company’s 2010 Incentive Stock Plan (“2010 Stock Plan”). The 2010 Stock Plan allows for the reservation of 7,000,000 shares of the Company’s common stock for issuance under the plan. The 2010 Stock Plan became effective July 19, 2010 and terminates July 18, 2020. As of September 30, 2014, 20,000 shares were granted under the 2010 Stock Plan with an exercise price of $0.34 per option. These are the only shares that have been issued under the 2010 Stock Plan. The shares granted vested immediately and can become exercisable for so long as the Company remains a reporting company under the Securities Exchange Act of 1934. Total compensation cost expensed over the vesting period of the stock options was $6,800, all of which was expensed in the year ended December 31, 2012. As of September 30, 2014, none of the shares issued under the 2010 Stock Plan have been exercised.

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

As mentioned above, the Agreement provides for “clawback” provisions, pursuant to which all of the shares of Halo Common Stock issued to the member of EAM are subject to forfeiture in the event certain financial metrics are not timely achieved. The financial metrics call for significant cash generation by EHF within the first 12 months, and within the first 24 months following the closing date. We refer you to Section 2(b)(i) and (ii) of the Agreement, for the specifics of the clawback provisions. As of December 31, 2012, no cash was generated by EHF. The times to meet both the 12 month and 24 month financial metrics have lapsed and the metrics have not been met. Based upon the events that have transpired, and the lack of progress toward the financial metrics, the Company demanded that the recipients of the shares of Halo Common Stock give effect to both clawback provisions and immediately forfeit back all of the Halo shares issued to such recipients – an aggregate of 21,200,000 shares. Additionally, the Company has instructed the Company’s transfer agent to cancel all of the shares of Company Common Stock issued pursuant to the Agreement. To date, the Company’s transfer agent has refused to cancel the shares without either (i) presentation of the physical certificates to the transfer agent, or (ii) a court order requiring the transfer agent to cancel. At the time of issuing these consolidated financial statements, the Company has been unsuccessful in its attempts to procure the physical certificates for presentment to the transfer agent, and the Company has yet to secure a court order requiring the transfer agent to cancel the certificates. Accordingly, the 21,200,000 shares issued are still outstanding at September 30, 2014.

The Company’s total common shares outstanding totaled 66,364,083 at September 30, 2014.

Preferred Stock

In connection with the merger, the Company authorized 1,000,000 shares of Series Z Convertible Preferred Stock with a par value of $0.01 per share (the “Series Z Convertible Preferred”). The number of shares of Series Z Preferred Stock may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series Z Preferred Shares to less than the number of shares then issued and outstanding.  In the event any Series Z Preferred Shares shall be converted, (i) the Series Z Preferred Shares so converted shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series Z Preferred Shares set forth in this section shall be automatically reduced by the number of Series Z Preferred Shares so converted and the number of shares of the Corporation’s undesignated Preferred Stock shall be deemed increased by such number. The Series Z Convertible Preferred is convertible into common shares at the rate of 45 shares of common per one share of Series Z Convertible Preferred. The Series Z Convertible Preferred has liquidation and other rights in preference to all other equity instruments. Simultaneously upon conversion of the remaining Series A Preferred, Series B Preferred, and Series C Preferred and exercise of any outstanding stock options issued under the HGI 2007 Stock Plan into Series Z Convertible Preferred, they will automatically, without any action on the part of the holders, be converted into common shares of the Company. Since the merger, in connection with the exercise of stock options into common stock and converted Series A Preferred, Series B Preferred and Series C Preferred as noted above, 82,508 shares of Series Z Convertible Preferred were automatically authorized and converted into shares of the Company’s common stock leaving 917,492 shares of authorized undesignated Preferred Stock in the Company in accordance with the Series Z Convertible Preferred certificate of designation. As of September 30, 2014, there were 82,508 shares of Series Z Preferred authorized with zero shares issued and outstanding.

The Company authorized 175,000 shares of Series X Convertible Preferred Stock with a par value of $0.01 per share (the “Series X Preferred”). The number of shares of Series X Preferred may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series X Preferred to less than the number of shares then issued and outstanding. In the event any Series X Preferred Shares shall be redeemed, (i) the Series X Preferred so redeemed shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series X Preferred Shares set forth in this section shall be automatically reduced by the number of Series X Preferred Shares so redeemed and the number of shares of the Corporation's undesignated Preferred Stock shall be deemed increased by such number. The Series X Preferred Shares rank senior to the Company’s common stock to the extent of $10.00 per Series X Preferred Shares and on a parity with the Company’s common stock as to amounts in excess thereof. The holders of Series X Preferred shall not have voting rights. Holders of the Series X Preferred shall be entitled to receive, when and as declared by the board of directors, dividends at an annual rate of 9% payable in cash when declared by the board. Holders of Series X Preferred have a liquidation preference per share equal to $10.00. The liquidation preference was $1,436,770 as of September 30, 2014. As of September 30, 2014, there were 143,677 shares authorized with 143,677 shares issued and outstanding. Of the 143,677 shares issued and outstanding, 53,677 shares were related to the 2010 conversion from notes payable due to related parties. The remaining 90,000 shares were issued for cash consideration.

In April 2012, the Company authorized 100,000 shares of Series E Convertible Preferred Stock (the “Series E Preferred”) with a par value of $0.001 per share, at ten dollars ($10.00) per share with a conversion rate of fifty (50) shares of the Company’s common stock for one share of Series E Preferred. The number of shares of Series E Preferred may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series E Preferred to less than the number of shares then issued and outstanding. In the event any Series E Preferred Shares shall be converted, (i) the Series E Preferred so converted shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series E Preferred Shares set forth shall be automatically reduced by the number of Series E Preferred Shares so converted and the number of shares of the Corporation's undesignated Preferred Stock shall be deemed increased by such number. The Series E Preferred Shares rank senior to the Company’s common stock to the extent of $10.00 per Series E Preferred Shares and on a parity with the Company’s common stock as to amounts in excess thereof. The holders of Series E Preferred shall not have voting rights. Holders of the Series E Preferred shall be entitled to receive, when and as declared by the board of directors, dividends at an annual rate of 9% payable in cash or common stock when declared by the board. Holders of Series E Preferred have a liquidation preference per share equal to $10.00. The liquidation preference was $700,000 as of September 30, 2014. Each share of Series E Preferred, if not previously converted by the holder, will automatically be converted into common stock at the then applicable conversion rate after thirty-six months from the date of purchase. As of September 30, 2014, there were 70,000 shares issued and outstanding with total cash consideration of $700,000, convertible into 3,500,000 shares of the Company’s common stock.

The HGI Series A Convertible Preferred Stock (the “Series A Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series A Preferred would be entitled to upon conversion, as defined in the Series A Preferred certificate of designation. The liquidation preference was $694,299, of which $134,801 is an accrued (but undeclared) dividend as of September 30, 2014. Holders of the Series A Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company. The Series A Preferred is convertible into the Company’s common stock at a conversion price of $1.25 per share. The Series A Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company. The Series A Preferred is redeemable at the option of the Company at $1.80 per share prior to conversion. As of September 30, 2014, there have been 127,001 shares of Series A Preferred converted or redeemed. The Series A Preferred does not have voting rights. The Series A Preferred ranks senior to the following capital stock of the Company: (a) Series B Preferred, and (b) Series C Preferred.

The HGI Series B Convertible Preferred Stock (the “Series B Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series B Preferred would be entitled to upon conversion. The liquidation preference was $572,616, of which $112,704 is an accrued (but undeclared) dividend as of September 30, 2014. Holders of the Series B Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company. The Series B Preferred is convertible into the Company’s common stock at a conversion price of $1.74 per share. The Series B Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company. The Series B Preferred is redeemable at the option of the Company at $2.30 per share prior to conversion. As of September 30, 2014, there have been 270,044 shares of Series B Preferred converted or redeemed. The Series B Preferred does not have voting rights. Series B Preferred ranks senior to the following capital stock of the Company: the Series C Preferred.

The HGI Series C Convertible Preferred Stock (the “Series C Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series C Preferred would be entitled to upon conversion. The liquidation preference was $385,759, of which $75,759 is an accrued (but undeclared) dividend as of September 30, 2014. Holders of the Series C Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company. The Series C Preferred is convertible into the Company’s common stock at an initial conversion price of $2.27 per share. The Series C Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company. The Series C Preferred is redeemable at the option of the Company at $2.75 per share prior to conversion. As of September 30, 2014, there have been 28,000 shares of Series C Preferred converted or redeemed. The Series C Preferred does not have voting rights. Series C Preferred ranks senior to the following capital stock of the Company: None.

The Company had issued and outstanding at September 30, 2014, 372,999 shares of Series A Preferred, 229,956 shares of Series B Preferred, and 124,000 shares of Series C Preferred, all with a par value of $0.001.

NOTE 18. SUBSEQUENT EVENTS

During October 2014, the Company entered into an additional $100,000 subordinated term note with the current holder of the Company’s subordinated debt. The note pays an 18% coupon rate with a maturity date of September 30, 2017.

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

Results of Operations for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013

To completely understand the Company’s results, the below discussion should be read in conjunction with Note 4 Operating Segments of the consolidated financial statements.

Revenues

For the three months ended September 30, 2014, revenue decreased $176,028 and 24% to $555,466 from $731,494 for the three months ended September 30, 2013. The variance is primarily attributable to a (1) revenue decrease of $82,775 in HAM and (2) revenue decrease of $93,523 in HPA. The HAM revenue decrease of $82,775 is primarily attributable to a decrease in success fees and asset management fees. The HPA revenue decrease of $93,523 is primarily attributable to (1) the decrease of assets under property preservation management, (2) decrease of asset units the Company performed portfolio strategy consulting and portfolio acquisition support for, (3) offset by increase of assets for which broker price opinion (asset valuation) work was performed.

For the nine months ended September 30, 2014, revenue decreased $2,624,133 and 57% to $1,975,659 from $4,599,792 for the nine months ended September 30, 2013. The decrease is primarily related to the third quarter decrease of $176,028 noted above, the second quarter decrease of $2,155,176, as well the $292,929 decrease in revenue for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The $2,155,176 decrease was primarily attributable to a $1,700,000 significant success fee transaction that occurred during the quarter ended June 30, 2013 (sale of a majority of one of HAM’s customer’s assets to another existing Halo customer) and a revenue decrease of $450,740 in HPA.

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

Operating Expenses

Sales and marketing expenses include direct sales costs and marketing incurred in HPA for property preservation, tax and title reporting, eviction filing, mobile notary services, asset valuation, credit reports, and all other contract service commissions. For the three months ended September 30, 2014, sales and marketing expenses decreased $43,497 and 13% to $300,992 for the three months ended September 30, 2014 from $344,489 for the three months ended September 30, 2013. The decrease is primarily related to the variable expense associated with the above noted decrease in revenues in HPA (for property preservation management and portfolio acquisition support offset by an increase in asset valuation work) over the same time period. For the nine months ended September 30, 2014, sales and marketing expenses decreased $598,755 and 44% to $767,197 for the nine months ended September 30, 2014 from $1,365,952 for the nine months ended September 30, 2013, primarily for the reasons noted above.

General and administrative expenses increased $22,982 and 17% to $160,084 for the three months ended September 30, 2014 from $137,102 for the three months ended September 30, 2013. The variance is primarily attributable to the one time reduction in rent expense during the three months ended September 30, 2013 in which the final settlement with the Company’s previous office lessor released previously recognized rent expense (i.e. a positive income statement impact) which at the time was included in accounts payable and deferred rent. This one time reduction in the third quarter 2013 is offset by the overall reduction of the current quarters monthly rent compared to the three months ended September 30, 2013. Other variances over the same time period include reduced depreciation expense, health and general insurance expense, monthly utilities, legal expense. General and administrative expenses decreased $161,332 and 23% to 535,748 for the nine months ended September 30, 2014 from $697,080 for the nine months ended September 30, 2013, primarily attributable to the reduction in rent and other decreases noted above.

Salaries, wages and benefits decreased $177,234 and 31% to $386,103 for the three months ended September 30, 2014 from $563,337 for the three months ended September 30, 2013. Salaries, wages and benefits decreased $409,127 and 24% to $1,311,525 for the nine months ended September 30, 2014 from $1,720,652 for the nine months ended September 30, 2013. The decrease is primarily attributable to a reduction in overall employee headcount primarily in HAM. Looking forward to the remainder of 2014, the Company will continue to gauge its headcount in the HAM subsidiary in line with the growth of asset units managed under HAM. As salaries, wages and benefits are the most significant cost to the Company, management actively monitors this cost to ensure it is in line with our business plan.

The Company experienced a decrease in its bottom line of $73,691 and 22% to a net loss of $408,726 for the three months ended September 30, 2014 from net loss of $335,035 for the three months ended September 30, 2013, primarily attributable to the reasons noted above. The Company experienced a decrease in its bottom line of $1,502,931 and 277% to a net loss of $960,882 for the nine months ended September 30, 2014 from net income of $542,049 for the nine months ended September 30, 2013, primarily attributable to the reasons noted above.

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

Liquidity and Capital Resources

As of September 30, 2014, the Company had cash and cash equivalents of $35,363. The decrease of $91,685 in cash and cash equivalents from December 31, 2013 was due to net cash used in operating activities of $560,701 and net cash used in investing activities of $700, offset by net cash provided by financing activities of $469,716.

Net cash used in operating activities was $560,701 for the nine months ended September 30, 2014, compared to $887,579 net cash provided by operating activities for the nine months ended September 30, 2013.  The net cash used in operating activities for the nine months ended September 30, 2014 was due to net loss of $960,882, adjusted primarily by the following: (1) a decrease in accounts payable of $63,014 and deferred rent of $169,349, (2) offset by an increase in accrued and other liabilities of $383,368 (includes long term accrued interest), a decrease in gross trade accounts receivable of $21,890, and non cash capitalization of interest in the note payable of $190,228 (discussed in Note 10 of the consolidated financial statements). The remaining immaterial variance is related to non cash depreciation and amortization of loan origination costs, bad debt expense, non cash gain on the change in fair value of derivative, and a decrease in other assets.

The decrease in accounts payable of $63,014 is primarily related to the decrease in sales and marking expenses and general and administrative expenses as well as the overall cash flow management of the Company. The decrease in deferred rent of $169,349 is due to the final settlement with the office lessor, further discussed in Note 1 of the consolidated financial statements. The Company notes the deferred rent balance has continued to decrease as the landlord settlement payments are made towards the outstanding balance.

The $383,368 increase in accrued and other liabilities is primarily related to the $331,167 increase in deferred compensation to a portion of the management team and a $56,757 increase in accrued interest on notes payable to related parties as discussed in Note 9 to the consolidated financials. The remaining immaterial offsetting variance in made up of a decrease in other liabilities.

Net cash used in investing activities was $700 for the nine months ended September 30, 2014, compared to net cash provided by investing activities of $104,210 for the nine months ended September 30, 2013.

Net cash provided by financing activities was $469,716 for the nine months ended September 30, 2014, compared to net cash used in financing activities of $1,094,135 for the nine months ended September 30, 2013. Financing activities for the nine months ended September 30, 2014 consisted primarily of the $480,000 in proceeds received from notes payable to related parties, offset by $6,117 and $4,167 in principal payments on notes payable to related parties and subordinated debt, respectively.

As shown below, at September 30, 2014, our contractual cash obligations totaled approximately $3,191,986, all of which consisted of operating lease obligations and debt principal and accrued interest repayment.

	Payments due by December 31,
Contractual Obligations	2014	2015-2016	2017-2018	2019 & Thereafter	Total
Debt Obligations	$1,130,769	$2,041,546	$0	$0	$3,172,315

Operating Lease Obligations	$5,070	$14,601	$0	$0	$19,671

Total Contractual Cash Obligations	$1,135,839	$2,056,147	$0	$0	$3,191,986

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

Part II - Other Information

Item 1. Legal Proceedings

The Company and certain of its affiliates, officers and directors have been named as defendants in an action filed on December 12, 2011 in the 191st District Court of Dallas County, Texas. The Plaintiffs allege that the Company has misappropriated funds in connection with offerings of securities during 2010 and 2011. The complaint further alleges that Defendants engaged in fraudulent inducement, negligent misrepresentation, fraud, breach of fiduciary duty, negligence, breach of contract, unjust enrichment, conversion, violation of the Texas Securities Act, and civil conspiracy. The Plaintiffs amended their Petition on April 24, 2012 and dropped the conversion and civil conspiracy claims. The action seeks an injunction and a demand for accounting along with damages in the amount of $4,898,157. The Company has taken the position that the Plaintiff’s claims have no merit, and accordingly is defending the matter vigorously. Defendants have filed a general denial of the claims as well as a Motion to Designate Responsible Third Parties whom Defendants believe are responsible for any damages Plaintiffs may have incurred. Defendants have also filed a Motion for Sanctions against the Plaintiffs and their counsel arguing, among other things, that (i) Plaintiffs’ claims are “judicially stopped” from moving forward by virtue of the fact that the same Plaintiffs previously filed suit against separate entities and parties with dramatically opposed and contradicting views and facts; (ii) Plaintiffs have asserted claims against Defendants without any basis in law or fact; and (iii) Plaintiffs have made accusations against Defendants that Plaintiffs know to be false. Additionally, Defendants have filed a no evidence Motion for Summary Judgment which was scheduled to be heard in October of 2012. The Plaintiffs requested and were granted a six month continuance on the hearing of that motion. The Plaintiffs have also filed a Motion to Stay the case pending the outcome of the Company’s lawsuit with the insurance companies which the Company has opposed. Initially the motion to stay was granted and Defendants moved for reconsideration. The parties were alerted that the court had reversed the Stay on appeal. The no evidence Motion for Summary Judgment was heard on August 9, 2013. Prior to the hearing, the Plaintiff’s filed a 3rd Amended Petition in which they dropped any claim of fraud including fraudulent inducement, fraud, conversion and civil conspiracy and added a new “control person” claim which was not subject to the no evidence Motion for Summary Judgment heard on August 9, 2013. On September 25, 2013, Defendants no evidence Motion for Summary Judgment was granted in its entirety. Defendants subsequently filed a no evidence Motion for Summary Judgment on the final remaining “control person” claim which was heard before the court on October 21, 2013. On December 18, 2013 a final Order Granting Defendant’s Second No-Evidence Motion of Final Summary Judgment was signed. The Plaintiff’s subsequently filed a motion for new trial. Following a hearing, the Plaintiff’s motion for new trial was denied by operation of law. The Plaintiff’s filed a Notice of Appeal on March 11, 2014. The Plaintiffs have requested multiple extensions to their time to file their brief on the Appeal. After having multiple extensions granted, the Plaintiff’s requested that the Appeals court stay the Appeal pending the outcome of the Company’s approved settlement agreement with the court appointed Receiver for James G. Temme and Stewardship Fund, LLC, appointed by the Federal Court in the Eastern District of Texas. The State Appeals court has currently granted the Plaintiff’s request for stay.

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

Date: November 14, 2014	By:	/s/ Brandon Cade Thompson
Brandon Cade Thompson
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2014	By:	/s/ Robbie Hicks
Robbie Hicks
Chief Accounting Officer
(Principal Financial Officer)

-35-