Form 10-K
period 2014-12-31
Halo Companies, Inc.
filed 2015-03-31
CIK 814286

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-K

_______________

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

HALO COMPANIES, INC.

 (Exact name of registrant as specified in its charter)

Delaware	000-15862	13-3018466
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

18451 N. Dallas Parkway, Suite 100

Dallas, Texas 75287

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

Yes  [_] No [X]

As of June 30, 2014, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the issuer was approximately $318,355 based on the last sales price of the issuer’s Common Stock, as reported by OTCMarkets. This amount excludes the market value of all shares as to which any executive officer, director or person known to the registrant to be the beneficial owner of at least 5% of the registrant’s Common Stock may be deemed to have sole or shared voting power.

The number of shares outstanding of the registrant’s Common Stock as of March 31, 2015 was 48,556,083.

DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents incorporated herein by reference and the part of this Report into which each such document is incorporated:

None

HALO COMPANIES, INC.

FORM 10-K

TABLE OF CONTENTS

Forward-Looking Statements

Part I
Item 1.	Business.	-4-
Item 1A.	Risk Factors.	-6-
Item 1B.	Unresolved Staff Comments.	-8-
Item 2.	Properties.	-9-
Item 3.	Legal Proceedings.	-9-
Item 4.	Mine Safety Disclosures.	-10-

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	-10-
Item 6.	Selected Financial Data.	-11-
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	-11-
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	-16-
Item 8.	Financial Statements and Supplementary Data.	-16-
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	-16-
Item 9A.	Controls and Procedures.	-16-
Item 9B.	Other Information.	-17-

PART III
Item 10.	Directors, Executive Officers and Corporate Governance.	-17-
Item 11.	Executive Compensation.	-20-
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	-22-
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	-25-
Item 14.	Principal Accounting Fees and Services.	-26-

Part IV
Item 15.	Exhibits, Financial Statement Schedules.	-27-

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

PART I

Item 1. BUSINESS.

General

Halo Companies, Inc. (“Halo” or the “Company”) was incorporated under the laws of the State of Delaware on December 9, 1986. Its principal executive offices are located at 18451 N. Dallas Parkway, Suite 100, Dallas, Texas 75287. On December 15, 2014, the Company moved from its previous office location at 7668 Warren Parkway, Suite 350, Frisco, Texas 75034. The Company’s telephone number is 214-644-0065. The Company’s stock symbol is HALN.

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

Halo Asset Management, LLC Halo Asset Management (“HAM”) was formed as the operating company for a “fee for service” default and disposition asset management business model supporting our clients’ investment into funds of real estate owned (“REO”) properties or non-performing loans. The client’s primary investment focus is to acquire properties in metropolitan areas with an emphasis on acquiring below replacement cost, undervalued or distressed properties through REO. The Company has allocated many of its resources to the development and launch of HAM which management notes is one of the core businesses of the Company today. HAM created a unique business plan that takes advantage of two of the largest anomalies that exist in today’s residential real estate market: (1) the collapse of available capital for lending to a large percentage of the consumer market, and (2) the over-correction of home prices particularly in low to moderate-income markets.

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

The Company is currently exploring potential opportunities with several client relationships that would allow the Company to implement its internally used asset management software platform as an external service for those customers. This is commonly known as Software as a Service (“SaaS”). The Company entered into a consulting and development agreement with a customer during late 2014 with the primary goal to launch the SaaS platform during the first part of 2015. The Company is still in its research phase of determining if this service line will remain ancillary or become a primary business component of the Company.

Recent Developments

See discussion on SaaS above.

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

Employees

As of December 31, 2014, the Company had 17 full-time employees. None of the Company’s employees are covered by a collective bargaining agreement. Halo believes that it maintains good relationships with its employees.

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

Our common stock is quoted through the OTCPink, which may have an unfavorable impact on our stock price and liquidity. The Company’s common stock is quoted on the OTCPink marketplace, which is a significantly more limited market than the New York Stock Exchange or NASDAQ. The trading volume may be limited by the fact that many major institutional investment funds, including mutual funds, follow a policy of not investing in Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending Over the Counter stock because they are considered speculative and volatile.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

The Company’s corporate offices are located at 18451 N. Dallas Parkway, Suite 100, Dallas, Texas 75287. On December 15, 2014, the Company moved from its previous office location at 7668 Warren Parkway, Suite 350, Frisco, Texas 75034. The Company currently pays for its office space on a month to month basis, and will continue to do so for the foreseeable future.

Item 3. LEGAL PROCEEDINGS.

The Company and certain of its affiliates, officers and directors have been named as defendants in an action filed on December 12, 2011 in the 191st District Court of Dallas County, Texas. The Plaintiffs allege that the Company has misappropriated funds in connection with offerings of securities during 2010 and 2011. The complaint further alleges that Defendants engaged in fraudulent inducement, negligent misrepresentation, fraud, breach of fiduciary duty, negligence, breach of contract, unjust enrichment, conversion, violation of the Texas Securities Act, and civil conspiracy. The Plaintiffs amended their Petition on April 24, 2012 and dropped the conversion and civil conspiracy claims. The action seeks an injunction and a demand for accounting along with damages in the amount of $4,898,157. The Company has taken the position that the Plaintiff’s claims have no merit, and accordingly is defending the matter vigorously. Defendants have filed a general denial of the claims as well as a Motion to Designate Responsible Third Parties whom Defendants believe are responsible for any damages Plaintiffs may have incurred. Defendants have also filed a Motion for Sanctions against the Plaintiffs and their counsel arguing, among other things, that (i) Plaintiffs’ claims are “judicially stopped” from moving forward by virtue of the fact that the same Plaintiffs previously filed suit against separate entities and parties with dramatically opposed and contradicting views and facts; (ii) Plaintiffs have asserted claims against Defendants without any basis in law or fact; and (iii) Plaintiffs have made accusations against Defendants that Plaintiffs know to be false. Additionally, Defendants have filed a no evidence Motion for Summary Judgment which was scheduled to be heard in October of 2012. The Plaintiffs requested and were granted a six month continuance on the hearing of that motion. The Plaintiffs have also filed a Motion to Stay the case pending the outcome of the Company’s lawsuit with the insurance companies which the Company has opposed. Initially the motion to stay was granted and Defendants moved for reconsideration. The parties were alerted that the court had reversed the Stay on appeal. The no evidence Motion for Summary Judgment was heard on August 9, 2013. Prior to the hearing, the Plaintiff’s filed a 3rd Amended Petition in which they dropped any claim of fraud including fraudulent inducement, fraud, conversion and civil conspiracy and added a new “control person” claim which was not subject to the no evidence Motion for Summary Judgment heard on August 9, 2013. On September 25, 2013, Defendants no evidence Motion for Summary Judgment was granted in its entirety. Defendants subsequently filed a no evidence Motion for Summary Judgment on the final remaining “control person” claim which was heard before the court on October 21, 2013. On December 18, 2013 a final Order Granting Defendant’s Second No-Evidence Motion of Final Summary Judgment was signed. The Plaintiff’s subsequently filed a motion for new trial. Following a hearing, the Plaintiff’s motion for new trial was denied by operation of law. The Plaintiff’s Filed a Notice of Appeal on March 11, 2014. The Plaintiffs have requested multiple extensions to their time to file their brief on the Appeal. After having multiple extensions granted, the Plaintiff’s requested that the Appeals court stay the Appeal pending the outcome of the Company’s approved settlement agreement with the court appointed Receiver for James G. Temme and Stewardship Fund, LLC, appointed by the Federal Court in the Eastern District of Texas. On September 16, 2014 the Sixth Appellate District Court of Appeals of Texas issued an order abating the Plaintiff’s appeal pending a final determination by the federal courts of an order issued by the federal district court in a separate action directing the Plaintiff’s, among others, not to further pursue this separate litigation. For administrative purposes, this case is abated and will be treated as closed. Any party may seek reinstatement by promptly filing a motion with the Sixth Appellate District Court of Appeals of Texas showing that the injunction or order of the federal court no longer restricts pursuit of this litigation and specifying what further action, if any, is required from the Court.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information

The Company’s Common Stock is currently traded in the over-the-counter market and quoted under the symbol HALN. The following are the high and low sales prices for the Company’s Common Stock for the periods reflected below:

Fiscal Year Ended December 31, 2014	High	Low
First Quarter	$.02	$.01
Second Quarter	$.02	$.01
Third Quarter	$.01	$.01
Fourth Quarter	$.05	$.01
Fiscal Year Ended December 31, 2013	High	Low
First Quarter	$.50	$.02
Second Quarter	$.03	$.01
Third Quarter	$.49	$.01
Fourth Quarter	$.01	$.01

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2014, we have not sold any equity securities not registered under the Securities Act.

Repurchases of Equity Securities

The Company did not repurchase any of its equity securities during the year ended December 31, 2014.

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

The Company is currently exploring potential opportunities with several client relationships that would allow the Company to implement and provide its internally used asset management software platform as an external service for those customers. The Company entered into a consulting and development agreement with a customer during late 2014 with the primary goal to launch the SaaS platform during the first part of 2015. The Company is still in its research phase of determining if this service line will remain ancillary or become a primary business component of the Company.

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

Results of Operations for the year ended December 31, 2014 compared to the year ended December 31, 2013

Revenues

For the year ended December 31, 2014, revenue decreased $2,710,246 or 52% to $2,545,041 from $5,255,287 for the year ended December 31, 2013. The decrease is primarily attributable to a (1) revenue decrease in HAM of $1,874,671, (2) a revenue decrease in HPA of $870,793 and (3) an offsetting revenue increase of $35,218 in other revenue.

As discussed in Note 2 of the consolidated financial statements, HAM revenues include boarding and initial asset management fees, success fees, and its monthly servicing fee. The HAM revenue decrease of $1,874,671 is primarily attributable to a $1,700,000 significant success fee transaction that occurred during the quarter ended June 30, 2013 (sale of a majority of one of HAM’s customer’s assets to another existing Halo customer). Outside of the $1,700,000 one-time significant transaction noted above, the Company saw an increase in its success fees during the year ended December 31, 2014 compared to the year ended December 31, 2013. HAM asset management fee revenue also decreased by $246,000 for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to less boarding volume and a decrease in the average price per boarding year over year. Lastly, related to HAM, the Company saw a decrease of $64,700 in monthly service fees for the year ended December 31, 2014 compared to the year ended December 31, 2013.

The HPA revenue decrease of $870,793 is primarily attributable to (1) the decrease of assets under property preservation management, (2) decrease of asset units the Company performed portfolio strategy consulting and portfolio acquisition support for, (3) offset by increase of assets for which broker price opinion (asset valuation) work was performed.

Other revenue increased $35,218 for the year ended December 31, 2014 compared to the year ended December 31, 2013. As discussed in the Products and Services section of Item 1 above, the Company is currently exploring potential opportunities with several client relationships that would allow the Company to implement its internally used asset management software platform as an external service for those customers (i.e. SaaS). The increase in revenue is directly associated with the Company entering into a consulting and development agreement with a customer during late 2014 with the primary goal to launch the SaaS platform during the first part of 2015. The Company is still in its research phase of determining if this service line will remain ancillary or become a primary business component of the Company.

Operating Expenses

Sales and marketing expenses include direct sales costs related to HPA’s revenue streams including property preservation, tax and title reporting, eviction filing, mobile notary services, asset valuation, credit reports, and all other contract service commissions. Sales and marketing expenses decreased $673,535 or 40% to $989,939 for the year ended December 31, 2014 from $1,663,474 for the year ended December 31, 2013. This 40% decrease is primarily attributable to the variable expense associated with the above noted 43% decrease in HPA revenue (for property preservation management and portfolio acquisition support) offset by an increase in asset valuation work over the same time period.

General and administrative expenses decreased $203,234 and 23% to $696,542 for the year ended December 31, 2014 from $899,776 for the year ended December 31, 2013. The variance is attributable to overall reductions in (1) health and general insurance expense, rent, depreciation, legal, accounting fees, and general overhead (2) offset by increases in telephone expense and consulting fees.

Salaries, wages and benefits decreased $582,256 and 26% to $1,686,750 for the year ended December 31, 2014 from $2,269,006 for the year ended December 31, 2013. The decrease is primarily attributable to a reduction in overall employee headcount primarily in HAM. Looking forward to 2015, the Company will continue to gauge its headcount in the HAM subsidiary in line with the growth of asset units managed under HAM. As salaries, wages and benefits are the most significant cost to the Company, management actively monitors this cost to ensure it is in line with our business plan.

Interest expense increased $163,410 and 64% to $417,233 for the year ended December 31, 2014 from $253,823 for the year ended December 31, 2013. The increase is primarily attributable to the note payable established during October 2014. This note payable is discussed in Note 10 of the consolidated financial statements.

The Company experienced a decrease in its bottom line of $1,342,283 and 1,716% to a net loss of $1,264,080 for the year ended December 31, 2014 from net income of $78,203 for the year ended December 31, 2013, primarily attributable to the reasons noted above.

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

HAM and HPA receivables are typically paid the month following services performed. HGI receivables are due when invoiced. As of December 31, 2014, the Company’s accounts receivable are made up of the following percentages; HAM at 84%, HPA at 11% and HGI at 5%.

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

Liquidity and Capital Resources

As of December 31, 2014, the Company had cash and cash equivalents of $72,982. The decrease of $54,066 in cash and cash equivalents from December 31, 2013 was due to net cash used in operating activities of $688,607 and net cash used in investing activities of $9,342, offset by net cash provided by financing activities of $643,883.

Net cash used in operating activities was $688,607 for the year ended December 31, 2014, compared to $169,322 net cash used in operating activities for the year ended December 31, 2013.  The net cash used in operating activities for the year ended December 31, 2014 was due to net loss of $1,264,080, adjusted primarily by the following: (1) a decrease in accounts payable of $131,009 and deferred rent of $169,349, (2) offset by an increase in accrued and other liabilities of $547,365 (includes long term accrued interest), a decrease in gross trade accounts receivable of $15,996, non cash depreciation of $43,830 and non cash capitalization of interest in the note payable of $260,453 (discussed in Note 10 of the consolidated financial statements). The remaining immaterial variance is related to non cash amortization of loan origination costs, bad debt expense, loss on disposal of fixed assets and a non cash gain on the change in fair value of derivative, and changes in deferred revenue and deposits and other assets.

The decrease in accounts payable of $131,009 is primarily related to the decrease in sales and marketing expenses and general and administrative expenses as well as the overall cash flow management of the Company. The decrease in deferred rent of $169,349 is due to the final office settlement with the office lessor and has continued to decrease as the landlord settlement payments have been made towards the outstanding balance. As the Company is paying rent on a month to month basis, there is no deferred rent balance anticipated in the near future.

The $547,365 increase in accrued and other liabilities is primarily related to the $459,218 increase in deferred compensation to a portion of the management team and a $92,703 increase in accrued interest primarily on notes payable to related parties as discussed in Note 9 to the consolidated financials. The remaining immaterial offsetting variance is made up of a decrease in other liabilities.

Net cash used in investing activities was $9,342 for the year ended December 31, 2014, compared to net cash provided by investing activities of $104,210 for the year ended December 31, 2013. Investing activities for the year ended December 31, 2014 consisted primarily of $9,342 in purchases of computer equipment.

Net cash provided by financing activities was $643,883 for the year ended December 31, 2014, compared to net cash provided by financing activities of $8,039 for the year ended December 31, 2013. Financing activities for the year ended December 31, 2014 consisted primarily of the $555,000 in proceeds received on notes payable to related parties, $100,000 in proceeds received from subordinated debt, offset by $6,117 and $5,000 in principal payments on notes payable to related parties and subordinated debt, respectively.

As shown below, at December 31, 2014, our contractual cash obligations totaled approximately $3,467,330, all of which consisted of operating lease obligations and debt principal and accrued interest repayment.

	Payments due by Period
Contractual Obligations	Less than 1 Year	1-3 years	4-5 years	More than 5 years	Total
Debt Obligations	$1,383,371	$2,069,358	$0	$0	$3,452,729

Operating Lease Obligations	$14,601	$0	$0	$0	$14,601

Total Contractual Cash Obligations	$1,397,972	$2,069,358	$0	$0	$3,467,330

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item are included in this report in Part IV, Item 15 beginning on page F-2.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework (issued 2013). Based on this assessment, the Company’s management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

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

Item 9B. OTHER INFORMATION.

None.

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below is certain information regarding the persons who were directors and executive officers at any time during the fiscal year 2014.

Name	Age	Positions with the Company
Brandon C. Thompson	35	Chairman of the Board, Chief Executive Officer and Director

Paul Williams	58	Vice Chairman of the Board, Treasurer, Assistant Secretary and Director

T. Craig Friesland	43	Secretary and Director

Richard G. Morris	60	Director

Reif Chron	36	President and Chief Legal Counsel

Robert A. Boyce	52	Chief Operating Officer

Robbie Hicks	35	Chief Accounting Officer and Controller

Brandon C. Thompson

Brandon C. Thompson, 35, currently serves as Chairman of the Board and Chief Executive Officer of the Company. Mr. Thompson was a co-founder of HGI and has served as the Chairman of the Board of Directors and Chief Executive Officer of HGI since its founding in January 2007.  Commencing in March 2003, Mr. Thompson served as a Loan Officer with Morningstar Mortgage, LLC, a mortgage company, and eventually acquired the assets of that company through Halo Funding Group, LLC in February 2005, which was ultimately consolidated into HGI in January 2007. Following this acquisition, Mr. Thompson founded and has served as Chairman, President, and Chief Executive Officer of Halo Credit Solutions, LLC, Halo Debt Solutions, Inc., and Halo Group Consulting, Inc.  In January 2007, upon the founding of HGI, Mr. Thompson contributed his interest in these companies, as well as his interest in Halo Funding Group, LLC (currently named Halo Group Mortgage, LLC), to HGI.  The breadth of Mr. Thompson’s entrepreneurial and consumer services experience led the Board of Directors to believe this individual is qualified to serve as a director of the Company. Mr. Thompson was nominated for the Ernst & Young Entrepreneur of the Year Award, has served on the advisory board of Independent Bank of Texas. Mr. Thompson graduated from Abilene Christian University with a degree in Finance.

Paul Williams

Paul Williams, 58, currently serves as Vice Chairman of the Board, Treasurer and Assistant Secretary of the Company. Mr. Williams was a co-founder of HGI, has served as Vice Chairman of the Board, Chief Financial Officer (thru August 2012) and Treasurer of HGI since its founding in January 2007 and as Assistant Secretary since late September 2009.  Mr. Williams has over 30 years of business experience primarily in the capital markets and mergers and acquisitions.  Since October 2007, Mr. Williams has also served as an executive officer for Bison Financial Group, Inc., a business development company, and as an executive officer for Blue Star Equities, Inc., a capital markets company, since September 2007. From November 1999 to the present, Mr. Williams has also served as the managing member of Lincoln America Investments, LLC, a real estate and equity investment company. From January 15, 2006 to March 12, 2008, Mr. Williams served as an officer and director of NeXplore Corporation. In June 2007, NeXplore and its executive team received an administrative order from the Arkansas Securities Department, suspending their ability to offer or sell securities in the state. Mr. Williams has previously served three terms on the Board of the Texas Economic Development Council in Austin. In 2007 he served as Chairman of the Board of the Frisco Chamber of Commerce and in 2009 was recognized by the Dallas Business Journal as the CFO of the Year for companies under $50MM in revenues. Mr. Williams graduated from Austin College in Sherman, Texas with a double-major in Economics and Business Administration.  He also graduated from the Institute of Organization Management, affiliated with the U.S. Chamber of Commerce. The breadth of Mr. Williams’ entrepreneurial and financial services experience led the Board of Directors to believe this individual is qualified to serve as a director of the Company.

T. Craig Friesland

T. Craig Friesland, 43, currently serves as Secretary of the Company and served as Chief Legal Officer until October of 2010. Mr. Friesland was a co-founder of HGI and had served as a Director and Chief Legal Officer since its inception in January 2007.  He also practices law in his own firm, Law Offices of T. Craig Friesland, founded in January 2005.  Prior to establishing his own firm, Mr. Friesland practiced law with Haynes and Boone, LLP, one of the largest law firms in Texas, from September 1998 through December 2004.  Mr. Friesland earned his law degree at Baylor University School of Law in 1998.  He also has a Master of Business Administration degree from Baylor University and a Bachelor of Business Administration degree in Finance from The University of Texas at Austin.  Mr. Friesland was admitted to the State Bar of Texas in 1998. The breadth of Mr. Friesland’s professional legal experience led the Board of Directors to believe this individual is qualified to serve as a director of the Company.

Richard G. Morris

Richard G. Morris, 60, currently serves as a Director of the Company. Mr. Morris was a co-founder of HGI, and has served as a Director since its inception in January 2007.  Prior to joining the Company, he served in various positions with United Parcel Service from 1976 until March 2002, most recently, from January 2001 to March 2002 as one of its three District Operations Managers.  In that role, Mr. Morris was responsible for 5,400 employees, a staff of 18 senior managers, a monthly operating budget of approximately $28 million, and revenues in excess of $35 million.  After departing UPS, in July 2002, Mr. Morris became the principal owner of Rammco Distributors, Incorporated, an equipment rental company which he still owns.  In July 2004, Mr. Morris co-founded Blue River Development, Inc., a real estate investment and development company, and is currently the sole owner and operator of this company.  In August 2008, Mr. Morris acquired Port City, Inc., a plastics manufacturing company which Mr. Morris also currently owns and operates. The breadth of Mr. Morris’ entrepreneurial, managerial and operational experience led the Board of Directors to believe this individual is qualified to serve as a director of the Company.

Reif O. Chron

Reif O. Chron, 36, currently serves as President and General Counsel of the Company. Mr. Chron joined Halo in March of 2009 to serve as General Counsel. Mr. Chron studied Accounting at Texas A&M University and subsequently graduated with his Juris Doctorate from Washington University School of Law. Prior to attending Washington University, Mr. Chron spent time at Pricewaterhouse Coopers LLP where he specialized in tax planning for high net worth clients. Mr. Chron also worked at Trademark Property Company, where he participated in several projects, including a $160 million real estate portfolio sale to Heritage Property Investment Trust, a new 400,000 square foot shopping center in Flowood, MS and a $100 million lifestyle center located in the Woodlands, TX. Mr. Chron also compiled market research that has led to three new development projects. After earning his law degree, he practiced as a real estate attorney at Kelly Hart & Hallman where his experience includes the negotiation, due diligence review, documentation, and closing of sophisticated real estate transactions, including the acquisition and disposition of office buildings, hotels, commercial tracts and ranch land as well as representing developers in the acquisition, leasing and management of shopping centers and mixed-use projects.

Robert A. Boyce, Jr.

Robert A. Boyce, Jr., 52, currently serves as Chief Operating Officer of the Company. Mr. Boyce joined Halo in June of 2011 bringing over 27 years of business operating experience in public companies and the private sector. For the five years prior to joining Halo, Mr. Boyce managed and operated commercial real estate holdings in Texas and commercial agricultural properties in Mississippi. From 1990 to 2005, Mr. Boyce held various executive positions for United Agri Products (and its related entities), which prior to being taken public by the Apollo Group, was a wholly-owned subsidiary of ConAgra Foods. While with UAP, Mr. Boyce held the positions of President of Verdicon, the non-crop distribution business with revenues of $300 million; Executive Vice President of United Agri Products responsible for $1.2 billion in revenue; and President and General Manager for two independent operating companies with revenue of $200 million. Prior to joining UAP, Mr. Boyce worked for Helena Chemical Company and ICI Americas. Throughout his career, Mr. Boyce has served on national and regional industry-related boards. He is a graduate from the University of Mississippi, B.B.A., 1984.

Robbie Hicks

Robbie Hicks, 35, currently serves as Chief Accounting Officer and Controller of the Company.  Mr. Hicks joined Halo in April of 2009 as the Company’s Controller. In this capacity, Mr. Hicks has been responsible for the preparation and timely filing of the Company’s annual and quarterly financials with the Securities Exchange Commission, all accounting functions including accounting policy and procedure and implementation, treasury management, and internal management reporting to the Company’s Executive Committee and Board of Directors.  Prior to joining the Company, Mr. Hicks was an audit manager with KPMG LLP, servicing its financial services clients in the Dallas metro area.  Several clients included a public national bank, a large mortgage servicing company, and several private investment companies.  Mr. Hicks is a certified public accountant in the State of Texas.  He is a 2003 graduate of Texas Tech University where he received both his B.B.A and Master of Science in Accounting.

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

Item 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The particulars of compensation paid to the following persons during the fiscal period ended December 31, 2014 and 2013 are set out in the summary compensation table below:

•	our Chief Executive Officer (Principal Executive Officer);
•	our Chief Accounting Officer (Principal Financial Officer);

•	each of our three most highly compensated executive officers, other than the Principal Executive Officer and the Principal Financial Officer, who were serving as executive officers at the end of the fiscal year ended December 31, 2014 and 2013; and
•	up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended December 31, 2014 and 2013;

(collectively, the “ Named Executive Officers ”):

 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Brandon C. Thompson, CEO, Principal Executive Officer	2014** 2013**	$250,000 $250,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$250,000 $250,000
Robbie Hicks, CAO Principal Financial Officer	2014 2013	$150,000 $150,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$150,000 $150,000
Reif Chron, President & General Counsel	2014** 2013	$250,000 $250,000	$0 $0	-0- -0-	-0- -0-	-0- -0-	$250,000 $250,000

** 2014 and 2013 Salary includes both gross cash payments made and deferred compensation accrued during the year ended December 31, 2014 and 2013, respectively.

Summary Compensation

The Company has no employment agreements with any of its Directors or executive officers.

For the fiscal year ended December 31, 2014, no outstanding stock options or other equity-based awards were re-priced or otherwise materially modified. No stock appreciation rights have been granted to any of our Directors or executive officers and none of our Directors or executive officers exercised any stock options or stock appreciation rights. There are no non-equity incentive plan agreements with any of our Directors or executive officers.

Outstanding Equity Awards at Fiscal Year-end

This section is not applicable to any named executive officer as of 12/31/2014.

Compensation of Directors

DIRECTOR COMPENSATION
Name	Fees earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
T. Craig Friesland	$13,685	-0-	-0-	-0-	$13,685
Richard G. Morris	$13,685	-0-	-0-	-0-	$13,685
Paul Williams	$13,685	-0-	-0-	-0-	$13,685

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership, as of March 31, 2015 of the Company’s common stock, which is the Company’s only outstanding class of voting securities, and the voting power resulting from such beneficial ownership, by

•	each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock;
•	each director of the Company;
•	each executive officer of the Company; and
•	all directors and executive officers of the Company as a group.

Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (3)

Brandon C. Thompson (2)	20,051,110	38.7%

Jimmy Mauldin (2)	8,500,000	16.4%

Paul Williams (2)	4,395,243	8.5%

T. Craig Friesland (2)	2,250,122	4.3%

Richard G. Morris (2)	4,037,997 (4)	7.8%

Reif Chron (2)	1,060,000	2.0%

Robbie Hicks (2)	50,000	*(3)

Directors and executive officers as a group (seven persons)	40,344,472 (4)	76.0%

(1)     We understand that, except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable to that owner.

(2)     The address for each such beneficial owner is 18451 N. Dallas Parkway, Suite 100, Dallas, Texas 75287.

(3)     Asterisk indicates that the percentage is less than one percent.

(4)     Includes 40,000 shares of Series E convertible preferred stock (conversion rate of 50 common shares per share of Series E) for a total of 2,000,000 shares issuable upon conversion of the preferred stock.

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

Equity Compensation Plan Information
	A(1)	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	170,000(1)	$0.01	-0-
Equity compensation plans not approved by security holders	20,000	$0.34	-6,980,000-
Total	190,000	$0.04	-6,980,000-

(1)	Includes 170,000 shares subject to stock options under the HGI 2007 Stock Plan.

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

On July 19, 2010, the board of directors approved the Company’s 2010 Incentive Stock Plan (2010 Stock Plan). The 2010 Stock Plan allows for the reservation of 7,000,000 shares of the Company’s common stock for issuance under the plan. The 2010 Stock Plan became effective July 19, 2010 and terminates July 18, 2020. As of December 31, 2014, 20,000 shares were granted under the 2010 Stock Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons, Promoters and Certain Control Persons

Since the beginning of the fiscal year January 1, 2014 and except as disclosed below, none of the following persons has had any direct or indirect material interest in any transaction to which the Company was or is a party, or in any proposed transaction to which the Company proposes to be a party:

•	any director or officer of the Company;

•	any proposed director or officer of the Company;

•	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the Company’s common stock; or

•	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

Prior to and during 2014, the Company was indebted to Reif Chron, President and Chief Legal Officer, for $70,000 in proceeds on working capital advances he made to the Company. As of December 31, 2014, the advance balance was $70,000. The advance accrues interest at a rate of 15%.

Prior to and during 2014, the Company was indebted to Cade Thompson, CEO and Director of the Board, for $115,000 in proceeds on working capital advances he made to the Company. As of December 31, 2014, the advance balance was $115,000. The advance accrues interest at a rate of 15%.

As of December 31, 2013, a Company director, Rick Morris, had an outstanding advance to the Company of $50,000, for short term capital. During the twelve months ended December 31, 2014, the director advanced an additional $450,000 to the Company for working capital. As of December 31, 2014, the advance balance was $500,000. The advance accrues interest at a rate of 15%.

During 2011, the Company entered into one unsecured promissory note with Tony Chron, Director of the Company, in the amount of $250,000. The note accrued interest of $52,426. During 2011, the note and accrued interest were consolidated into one note balance of $302,426, with future payments to be made per the note amortization schedule. As of December 31, 2014 the remaining total principal on this consolidated note balance was $186,154. The balance accrues interest at an annual rate of 6%. Total interest paid to Mr. Chron during 2014 totaled $6,062.

During 2010, Martin Williamson invested $1,200,000 in the $20,000,000 Equitas Housing Fund 25% Secured Promissory Note Offering. In May 2013, the $1,200,000 of principal balance was paid in full, along with $150,000 of the outstanding accrued interest balance. Halo and the secured asset promissory note holder agreed to include the remaining accrued interest in a promissory note due December 31, 2014. The new promissory note will accrue interest at a 10% annual rate, with interest only payments due periodically and final balloon payment due at maturity. As of December 31, 2014, the accrued interest balance was $223,987. Total interest paid to Mr. Williamson during 2014 totaled $14,451. Mr. Williamson is Reif Chron’s stepfather.

Prior to and during 2014, the Company had a related party note with an entity owned by the father of Jimmy Mauldin, a beneficial owner, totaling $370,639. The note currently bears interest of 6% and has a maturity date of September 15, 2016. As of December 31, 2014, the note balance was $267,569. Total interest paid in 2014 on this note totaled $12,936.

During 2014, the Company incurred $10,000 in expense to an entity that is an affiliate of the Company. The affiliate is owned by Reif Chron and Cade Thompson.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following information summarizes the fees billed to us by Whitley Penn LLP for professional services rendered for the fiscal year ended December 31, 2014 and 2013, respectively.

Audit Fees.   Fees billed or remainder to be billed for audit services by Whitley Penn LLP were $75,000 for fiscal year 2014 and $77,500 for fiscal year 2013. Audit fees include fees associated with the annual audit and the reviews of the Company’s quarterly reports on Form 10-Q, and other SEC filings.

Audit-Related Fees.   The Company did not pay any audit-related service fees to Whitley Penn LLP, other than the fees described above, for services rendered during fiscal year 2014 or 2013.

Tax Fees.   Fees billed or remainder to be billed for tax compliance services by Whitley Penn LLP were $9,500 for both fiscal year 2014 and 2013.

All Other Fees. Other Fees billed by Whitley Penn LLP were $0 in fiscal year 2014 and 2013.

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

Date: March 31, 2015	By:	/s/ Brandon Cade Thompson
Brandon Cade Thompson
Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2015	By:	/s/ Robbie Hicks
Robbie Hicks
Chief Accounting Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Brandon Cade Thompson	Chairman, CEO, Director
Brandon Cade Thompson	(principal executive officer)	March 31, 2015

/s/ Robbie Hicks	Chief Accounting Officer
Robbie Hicks	(principal financial officer)	March 31, 2015

/s/ Paul Williams
Paul Williams	Vice Chairman, Director	March 31, 2015

/s/ T. Craig Friesland
T. Craig Friesland	Director	March 31, 2015

/s/ Richard Morris
Richard Morris	Director	March 31, 2015

 HALO COMPANIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

The following consolidated financial statements of the Company are contained in this Report on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Halo Companies, Inc.

We have audited the accompanying consolidated balance sheets of Halo Companies, Inc. (the “Company”), as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2014 and 2013, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WHITLEY PENN LLP

Dallas, Texas

March 31, 2015

Halo Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2014	December 31, 2013

CURRENT ASSETS
Cash and cash equivalents	$72,982	$127,048
Trade accounts receivable, net of allowance for doubtful
accounts of $375,665 and $375,665, respectively	141,634	157,765
Total current assets	214,616	284,813

PROPERTY, EQUIPMENT AND SOFTWARE, net	70,526	108,348
DEPOSITS AND OTHER ASSETS	23,333	39,589
TOTAL ASSETS	$308,475	$432,750

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$485,869	$616,878
Accrued and other liabilities (including $166,992 and
$58,149 to related parties, respectively)	915,900	345,524
Deferred revenue	1,800	—
Deferred rent	—	169,349
Current portion of subordinated debt	31,250	5,417
Current portion of notes payable to related parties	959,365	388,232
Total current liabilities	2,394,184	1,525,400

SUBORDINATED DEBT, LESS CURRENT PORTION	85,000	15,833
NOTES PAYABLE TO RELATED PARTIES, LESS CURRENT PORTION	179,358	194,327
NOTE PAYABLE	1,805,000	1,551,828
ACCRUED INTEREST ON RELATED PARTY NOTES, LESS CURRENT PORTION	—	23,011
DERIVATIVE LIABILITY	2,434	15,772
Total liabilities	4,465,976	3,326,171

SHAREHOLDERS' DEFICIT
Series Z Convertible Preferred Stock, par value $0.01 per share; 82,508 shares
authorized; 0 shares issued and outstanding at December 31, 2014 and December 31, 2013	—	—
Preferred Stock, par value $0.001 per share; 917,492 shares
authorized; 0 shares issued and outstanding at December 31, 2014 and December 31, 2013	—	—
Series X Convertible Preferred Stock, par value $0.01 per share; 143,677 shares authorized; 143,677
shares issued and outstanding at December 31, 2014 and December 31, 2013,	1,437	1,437
liquidation preference of $1,436,770
Series E Convertible Preferred Stock, par value $0.001 per share; 100,000 shares authorized;
70,000 shares issued and outstanding at December 31, 2014 and December 31, 2013,
liquidation preference of $700,000	70	70
Halo Group, Inc. Preferred Stock, par value $0.001 per share; 2,000,000 shares authorized
Series A Convertible Preferred Stock;
372,999 shares issued and outstanding at December 31, 2014 and December 31, 2013,
liquidation preference of $711,087	373	373
Series B Convertible Preferred Stock;
229,956 shares issued and outstanding at December 31, 2014 and December 31, 2013,
liquidation preference of $584,645	230	230
Series C Convertible Preferred Stock;
124,000 shares issued and outstanding at December 31, 2014 and December 31, 2013,
liquidation preference of $394,036	124	124
Common Stock, par value $0.001 per share; 375,000,000 shares authorized;
66,364,083 shares issued and outstanding
at December 31, 2014 and December 31, 2013	66,364	66,364
Additional paid-in capital	7,638,764	7,638,764
Accumulated deficit	(11,864,863)	(10,600,783)
Total shareholders' deficit	(4,157,501)	(2,893,421)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$308,475	$432,750

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2014	2013
REVENUE (including $431,940 and
$457,148 from related parties, respectively)	$2,545,041	$5,255,287

OPERATING EXPENSES
Sales and marketing expenses	989,939	1,663,474
General and administrative expenses (including
$10,000 and $0 to related parties, respectively)	696,542	899,776
Salaries, wages, and benefits	1,686,750	2,269,006
Total operating expenses	3,373,231	4,832,256

OPERATING INCOME (LOSS)	(828,190)	423,031

OTHER INCOME (EXPENSE)
Gain on change in fair value of derivative	13,338	13,579
Wind down of noncontrolling interest subsidiary	—	(82,460)
Interest expense (including $109,674 and $33,128
to related parties, respectively)	(417,233)	(253,823)
Net income (loss) from operations, before income tax provision	(1,232,085)	100,327

INCOME TAX PROVISION	31,995	22,124

NET INCOME (LOSS)	$(1,264,080)	$78,203

Loss per share:
Basic	$(0.02)	$0.00
Diluted	$(0.02)	$0.00

Weighted Average Shares Outstanding
Basic	66,364,083	66,364,083
Diluted	66,364,083	71,661,135

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
For the Years Ended December 31, 2014 and 2013

	Halo Companies, Inc. Common Stock		Halo Companies, Inc. Series X Convertible Preferred Stock		Halo Companies, Inc. Series E Convertible Preferred Stock		Halo Group, Inc. Series A Convertible Preferred Stock		Halo Group, Inc. Series B Convertible Preferred Stock		Halo Group, Inc. Series C Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2012	66,364,083	$66,364	143,677	$1,437	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$7,638,764	$(10,678,986)	$(82,460)	$(3,054,084)

Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	78,203	—	78,203

Wind down of noncontrolling interest subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	—	82,460	82,460

Balance at December 31, 2013	66,364,083	$66,364	143,677	$1,437	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$7,638,764	$(10,600,783)	$—	$(2,893,421)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,264,080)	—	(1,264,080)

Balance at December 31, 2014	66,364,083	$66,364	143,677	$1,437	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$7,638,764	$(11,864,863)	$—	$(4,157,501)

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2014	December 31, 2013
CASH FLOWS FROM OPERATIONS

Net (loss) income	$(1,264,080)	$78,203
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Depreciation	43,830	99,139
Amortization of debt discount	—	1,454
Amortization of loan origination costs	13,333	3,333
Capitalization of interest into note payable and notes payable to related parties	260,453	51,828
Bad debt expense	135	1,197
Gain on change in fair value of derivative	(13,338)	(13,579)
Loss on disposal of fixed assets	3,334	—
Noncontrolling interest	—	82,460
Changes in operating assets and liabilities:
Accounts receivable	15,996	24,189
Deposits and other assets	2,923	2,078
Accounts payable	(131,009)	(83,470)
Accrued and other liabilities	547,365	(267,859)
Deferred rent	(169,349)	(136,995)
Deferred revenue	1,800	(11,300)
Net cash used in operating activities	(688,607)	(169,322)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds received from note receivable	—	165,000
Purchases of property and equipment	(9,342)	(60,790)
Net cash (used in) provided by investing activities	(9,342)	104,210

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on secured asset promissory note	—	(1,200,000)
Proceeds from notes payable	—	1,500,000
Principal payments on notes payable	—	(8,509)
Proceeds from notes payable to related parties	555,000	472,011
Principal payments on notes payable to related parties	(6,117)	(527,713)
Proceeds from subordinated debt	100,000	—
Principal payments on subordinated debt	(5,000)	(227,750)
Net cash provided by financing activities	643,883	8,039

Net decrease in cash and cash equivalents	(54,066)	(57,073)

CASH AND CASH EQUIVALENTS, beginning of period	127,048	184,121

CASH AND CASH EQUIVALENTS, end of period	$72,982	$127,048

SUPPLEMENTAL INFORMATION
Cash paid for taxes - Texas Margin Tax	$31,995	$22,124
Cash paid for interest	$58,025	$243,172

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc.

Notes To Consolidated Financial Statements

December 31, 2014

NOTE 1. ORGANIZATION AND RECENT DEVELOPMENTS

Halo Companies, Inc. (“Halo”, “HCI” or the “Company”) was incorporated under the laws of the State of Delaware on December 9, 1986. Its principal executive offices are located at 18451 N. Dallas Parkway, Suite 100, Dallas, Texas 75287. On December 15, 2014, the Company moved from its previous office location at 7668 Warren Parkway, Suite 350, Frisco, Texas 75034.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements for the years ended December 31, 2014 and 2013 include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

HAM and HPA receivables are typically paid the month following services performed. HGI receivables are due when invoiced. As of December 31, 2014 and 2013, the Company’s accounts receivable are made up of the following percentages; HAM at 84% and 84%, HPA at 11% and 16%, and HGI at 5% and 0%, respectively.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: past transaction history with the customer, current economic and industry trends, and changes in customer payment terms. The Company provides for estimated uncollectible amounts through an increase to the allowance for doubtful accounts and a charge to earnings based on actual historical trends and individual account analysis. Balances that remain outstanding after the Company has used reasonable collection efforts are written-off through a charge to the allowance for doubtful accounts. The below table summarizes the Company’s allowance for doubtful accounts as of December 31, 2014 and December 31, 2013:

	Balance at Beginning of Period	Increase in the Provision	Accounts Receivable Write-offs	Balance at End of Period
Year ended December 31, 2014
Allowance for doubtful accounts	$375,665	$135	$135	$375,665
Year ended December 31, 2013
Allowance for doubtful accounts	$375,665	$1,197	$1,197	$375,665

As of December 31, 2014 and 2013, the Company’s allowance for doubtful accounts is made up of the following percentages; HAM at 96% and 96% and HPA at 4% and 4%, respectively. The HAM and HPA allowance is related to one client. The client is in a court appointed receivership and the Company is awaiting final outcome of its receivable claim into the receivership to determine any potential recoverability. As of December 31, 2014, the Company has fully reserved all outstanding accounts receivables of this client. See Note 18, Subsequent Events.

Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing (i) net income (loss) available to common shareholders (numerator), by (ii) the weighted average number of common shares outstanding during the period (denominator). Diluted net income (loss) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. At December 31, 2014 and 2013, there were 4,518,626 and 5,030,327 shares, respectively, underlying potentially dilutive convertible preferred stock and stock options outstanding. These shares were not included in dilutive weighted average shares outstanding for the year ended December 31, 2014 because their effect is anti-dilutive due to the Company’s reported net loss.

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

Principles of Consolidation

The consolidated financial statements of the Company for the year ended December 31, 2014 include the financial results of HCI, HGI, HBI, HPA and HAM. All significant intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements of the Company for the year ended December 31, 2013 include the financial results of HCI, HGI, Halo Group Mortgage, HBI, Halo Select Insurance Services, Halo Choice Insurance Services, HPA, HAM, and Equitas Housing Fund. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of 90 days or less to be cash equivalents.

Deposits and Other Assets

At December 31, 2014, deposits and other assets was $23,333 ($40,000 in total origination fees offset by $16,667 in accumulated amortization) for the senior unsecured promissory note discussed in Note 10. The fees are to be amortized over the life of the promissory note. At December 31, 2013, deposits and other assets was $39,589, which included $36,667 in deferred origination costs ($40,000 in total origination fees offset by $3,333 in accumulated amortization) for the senior unsecured promissory note, with the remaining $2,922 as a prepaid vendor expense.

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

Long-Lived Assets

Long-lived assets are reviewed on an annual basis or whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by that asset. If it is determined that the carrying amount of an asset may not be recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is the estimated value at which the asset could be bought or sold in a transaction between willing parties. There were no impairment charges for the years ended December 31, 2014 and 2013.

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

The Company accounts for its position in tax uncertainties under ASC 740-10. ASC 740-10 establishes standards for accounting for uncertainty in income taxes. ASC 740-10 provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. ASC 740-10 applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the year ended December 31, 2014 or 2013.

The Company incurred no penalties or interest for taxes for the year ended December 31, 2014 or 2013. The Company is subject to a three year statute of limitations by major tax jurisdictions for the fiscal years ended December 31, 2011, 2012 and 2013. The Company files income tax returns in the U.S. federal jurisdiction.

Deferred Rent

In August 2013, the Company and its office lessor agreed to a final settlement whereby it would vacate its previously leased office facilities. In doing so, the final settlement obligation of $254,023 was to be paid over twelve equal installments beginning in September 2013 through August 2014. At December 31, 2014 and December 31, 2013, $0 and $169,349 balance, respectively, is included in current portion of deferred rent.

Recent Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.

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

NOTE 3. CONCENTRATIONS OF CREDIT RISK

The Company maintains aggregate cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). During the year ended December 31, 2014, the FDIC insured deposit accounts up to $250,000. At December 31, 2014, the Company’s cash accounts were all less than the $250,000 FDIC insured amount and as such were insured in full.

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

Operating Segments	For the Year Ended
	December 31,
	2014	2013
Revenue:
Halo Asset Management	$1,315,722	$3,190,393
Halo Portfolio Advisors	1,165,569	2,036,362
Other	63,750	28,532
Net revenue	$2,545,041	$5,255,287

Operating income (loss):
Halo Asset Management	$571,167	$1,882,315
Halo Portfolio Advisors	204,378	367,075
Other	—	(201,411)
Less: Corporate expenses (a)	(2,039,625)	(1,969,776)
Operating income (loss):	$(1,264,080)	$78,203

a.	Corporate expenses include salaries, benefits and other expenses, including rent and general and administrative expenses, related to corporate office overhead and functions that benefit all operating segments. Corporate expenses also include interest expense. Corporate expenses are expenses that the Company does not directly allocate to any segment above. Allocating these indirect expenses to operating segments would require an imprecise allocation methodology. Further, there are no material amounts that are the elimination or reversal of transactions between the above reportable operating segments.

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

All debt of the Company is recorded at the corporate parent companies HCI and HGI. In 2014, all interest expense is included in corporate expenses above. In 2013, interest expense of $129,069 (majority of 2013 balance in “Other”) related to the secured asset promissory note is included above in “Other”, with the remaining $124,754 of the $253,823 interest expense in the consolidated statements of operations included in corporate expenses above. Interest expense is discussed in further detail in Notes 9, 10, 11 and 12.

For the year ended December 31, 2014 and 2013, there have been no material transactions between reportable units that would materially affect an operating segment profit or loss. Intercompany transactions are eliminated in the consolidated financial statements.

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

The Company has incurred an accumulated deficit of $11,864,863 as of December 31, 2014. However, of the accumulated deficit, $2,110,748 of expense was incurred as stock-based compensation, $580,764 in depreciation expense, and $279,241 in impairment loss on investment in portfolio assets, all of which are noncash expenses. Further, $906,278 of the accumulated deficit is related to the issuance of stock dividends, also non cash reductions. The $3,877,031 total of these non-cash retained earnings reductions represents 33% of the total deficit balance.

NOTE 6. PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software consist of the following as of December 31, 2014 and December 31, 2013, respectively:

Computers and purchased software	$158,899	$149,557
Furniture and equipment	203,427	235,515
	362,326	385,072
Less: accumulated depreciation	(291,800)	(276,724)
	$70,526	$108,348

Depreciation totaled $43,830 and $99,139 for the year ended December 31, 2014 and 2013, respectively. The Company retired $28,754 of assets for the year ended December 31, 2014, with a resulting $3,334 loss on disposal of those assets. The depreciation and the loss on disposal are included in general and administrative expenses in the consolidated statements of operations.

NOTE 7. INVESTMENTS IN PORTFOLIO ASSETS

In December 2010, Equitas Housing Fund, LLC (“EHF”), a subsidiary of the Company, entered into an agreement to purchase non-performing mortgage notes secured by the property, across the United States, for 6.6% of unpaid principal balance. Total purchase price of the investment was $300,000. Payments of $20,759 were received during 2011 and applied to the investment. During 2011, the seller’s estate, including the above mentioned non-performing mortgage notes purchased for $300,000 were placed into receivership with a court appointed receiver of the seller. The receiver has asserted ownership of the assets in receivership, including the referenced mortgage notes. As the Company’s right to these assets had been impaired, the Company assessed its ability to reclaim the assets as remote and an impairment of the investment in portfolio assets was warranted. Accordingly, the Company recognized impairment of the assets of $279,241 as of December 31, 2011. As of December 31, 2014, the Company is still awaiting final outcome of any potential recoverability from the receivership and as such the value remains $0. See Note 18, Subsequent Events.

NOTE 8. ACCRUED AND OTHER LIABILITIES

The Company had $915,900 in accrued liabilities at December 31, 2014. Included in this accrual is $392,756 in accrued interest ($223,987 of this balance is related to interest on the secured asset promissory note discussed in more detail in Note 12) and $523,144 in deferred compensation to several senior management personnel. The Company had $345,524 in accrued liabilities at December 31, 2013. Included in this accrual is $63,926 in deferred compensation to multiple senior management personnel, $277,042 in accrued interest ($218,568 of this balance is related to interest on the secured asset promissory note discussed in Note 12), and $4,556 in other.

NOTE 9. NOTES PAYABLE TO RELATED PARTIES

During March 2011, the Company entered into one unsecured promissory note with a related party (a previous company director) in the amount of $250,000 (the “2011 Related Party Note”). The 2011 Related Party Note had a fixed interest amount of $50,000 and a maturity date of July 31, 2011. On September 20, 2011, the 2011 Related Party Note was amended to include the 2011 Related Party Note plus $52,426 of accrued interest for a total note balance of $302,426. The 2011 Related Party Note has a 6% interest rate and is a monthly installment note with final balloon payment at maturity in September 2014. At the time of the filing of these consolidated financial statements, the Company and the related party had not finalized an extended maturity date, and as such the entire $186,154 2011 Related Party Note balance is included in current portion of notes payable to related parties as of December 31, 2014. As of December 31, 2013, the 2011 Related Party Note was $182,379, all of which is included in current portion of notes payable to related parties.

On September 1, 2011, several previous related party notes totaling $370,639 were amended and consolidated (“the 2011 Consolidated Related Party Note”). This note bears interest of 6% and has a maturity date of September 15, 2016. As of December 31, 2013, the 2011 Consolidated Related Party Note balance was $270,180, of which $75,853 is included in current portion of notes payable to related parties. As of December 31, 2014, the 2011 Consolidated Related Party Note balance was $267,569, of which $88,211 is included in current portion of notes payable to related parties.

As of December 31, 2013, a Company director had an outstanding advance to the Company of $50,000 for short term capital. During 2014, the director advanced an additional $450,000 for working capital. As of December 31, 2014, the outstanding advance balance was $500,000. At the time of the filing of these consolidated financial statements, the Company and the director had not finalized a maturity date for the advance repayment, and as such the entire balance is included in current portion of notes payable to related parties. The advance accrues interest at a rate of 15%.

As of December 31, 2013, the Company’s President and Chief Legal Officer had an outstanding advance balance of $30,000 for short term capital. During 2014, the President advanced an additional $40,000 for working capital. As of December 31, 2014, the outstanding advance balance was $70,000. At the time of the filing of these consolidated financial statements, the Company and the President had not finalized a maturity date for the advance repayment, and as such the entire balance is included in current portion of notes payable to related parties. The advance accrues interest at a rate of 15%.

As of December 31, 2013, the Company’s CEO and Director of the Board had an outstanding advance balance of $50,000 for short term capital. During 2014, the CEO advanced an additional $65,000 for working capital. As of December 31, 2014, the outstanding advance balance was $115,000. At the time of the filing of these consolidated financial statements, the Company and the CEO had not finalized a maturity date for the advance repayment, and as such the entire balance is included in current portion of notes payable to related parties. The advance accrues interest at a rate of 15%.

As of December 31, 2014, the notes payable to related party balance totaled $1,138,723, of which $959,365 is included in current portion of notes payable to related parties in the consolidated financial statements. As of December 31, 2013, the notes payable to related party balance totaled $582,559, of which $388,232 is included in current portion of notes payable to related parties in the consolidated financial statements.

The Company incurred $109,674 and $33,128 of interest expense to directors, officers, and other related parties during the year ended December 31, 2014 and 2013, respectively. Accrued interest due to directors and other related parties totaled $166,992 at December 31, 2014, all of which is included in accrued and other current liabilities. Accrued interest due to directors and other related parties totaled $81,160 at December 31, 2013, of which $58,149 is included in accrued and other current liabilities.

NOTE 10. NOTE PAYABLE

In October 2013, the Company entered into a senior unsecured convertible promissory note agreement of $1,500,000. The terms of the note include an interest rate of 15% with a maturity date of October 10, 2016. The Company, although not required, is entitled to capitalize any accrued interest into the outstanding principal balance of the note up until maturity. At the maturity date, all unpaid principal and accrued interest is due. As part of the promissory note, the Company was required to pay origination fees and expenses associated with this note agreement (discussed in Other Assets Note 2), pay the subordinated debt originated in January 2010, pay $375,000 to a related party note held by a director, with the remaining use of proceeds for general corporate purposes including payment of deferred compensation to several management personnel. Additionally, the noteholder has the right, but not the obligation, to convert up to $1,000,000 of the principal balance of the note into common shares of the Company. The $1,000,000 maximum conversion ratio would entitle the noteholder to a maximum total of 10% of the then outstanding common stock of the Company, calculated on a fully diluted basis. Any conversion of the principal amount of this note into common stock would effectively lower the outstanding principal amount of the note. As of December 31, 2014, the note payable balance was $1,805,000, which includes capitalized interest of $305,000. As of December 31, 2013, the notes payable balance was $1,551,828, which includes capitalized interest of $51,828.

NOTE 11. SUBORDINATED DEBT

During January 2010, the Company authorized a $750,000 subordinated debt offering (“Subordinated Offering”), which consisted of the issuance of notes paying a 16% coupon with a 1% origination fee at the time of closing. The maturity date of the notes was originally January 31, 2013, however, the subordinated debt holders agreed to an extended maturity date of December 31, 2013. In October 2013, the Company entered into a senior unsecured convertible promissory note (discussed in Note 10) which required the use of those financing proceeds to pay down the subordinated debt. As such, as of December 31, 2013, the remaining balance was $0.

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

The Company follows the provisions of ASC 815, “Derivatives and Hedging”. ASC 815 requires freestanding contracts that are settled in a company’s own stock to be designated as an equity instrument, assets or liability. Under the provisions of ASC 815, a contract designated as an asset or liability must be initially recorded and carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires. Accordingly, the Company determined that the warrants should be accounted for as derivative liabilities and has recorded the initial value as a debt discount which will be amortized into interest expense using the effective interest method. As of December 31, 2013, the balance of the debt discount was $0 (fully amortized). Subsequent changes to the marked-to-market value of the derivative liability will be recorded in earnings as derivative gains and losses. As of December 31, 2014, there were 112,000 warrants outstanding with a derivative liability of $2,434. As of December 31, 2013, there were 112,000 warrants outstanding with a derivative liability of $15,772. The $13,338 decrease in fair value is included in the consolidated statements of operations as gain on change in fair value of derivative. The Warrants were valued using the Black-Scholes model, which resulted in the fair value of the warrants at $0.02 per share using the following assumptions:

December 31, 2014
Risk-free rate	0.66%
Expected volatility	620.37%
Expected remaining life (in years)	2.00
Dividend yield	0.00%

During August 2012, the Company entered into an additional $25,000 subordinated term note with a then current holder of the Company’s subordinated debt. The note pays an 18% coupon rate with a maturity date of August 31, 2015. There are no warrants associated with this subordinated term note. Repayment terms of the note include interest only payments through February 28, 2013. Thereafter, level monthly payments of principal and interest are made as calculated on a 60 month payment amortization schedule with final balloon payment due at maturity. The rights of the holder of this note is subordinated to any and all liens granted by the Company to a commercial bank or other qualified financial institution in connection with lines of credit or other loans extended to the Company in an amount not to exceed $2,000,000, and liens granted by the Company in connection with the purchase of furniture, fixtures or equipment. As of December 31, 2014, the remaining balance of this note totals $16,250, all of which is included in current portion of subordinated debt. As of December 31, 2013, the remaining balance of this note totals $21,250 of which $5,417 is included in current portion of subordinated debt.

During October 2014, the Company entered into an additional $100,000 subordinated term note with the current holder of the Company’s subordinated debt. The note pays an 18% coupon rate with a maturity date of September 30, 2017. There are no warrants associated with this subordinated term note. Repayment terms of the note include interest only payments through March 31, 2015. Thereafter, level monthly payments of principal and interest are made as calculated on a 60 month payment amortization schedule with final balloon payment due at maturity. The rights of the holder of this note is subordinated to any and all liens granted by the Company to a commercial bank or other qualified financial institution in connection with lines of credit or other loans extended to the Company in an amount not to exceed $3,500,000, and liens granted by the Company in connection with the purchase of furniture, fixtures or equipment. As of December 31, 2014, the remaining balance of this note totals $100,000, of which $15,000 is included in current portion of subordinated debt.

NOTE 12. SECURED ASSET PROMISSORY NOTE

During December 2010, the Company authorized a debt offering to be secured by real estate assets purchased in connection with Equitas Housing Fund, LLC, (“Equitas Offering”). The Equitas Offering generated $1,200,000 in proceeds. Of the $1,200,000 in proceeds received in December 2010, $300,000 was used to acquire non-performing, residential mortgage notes and the balance was used for mortgage note workout expenses and operational expenses of Halo Asset Management. The Secured Asset Promissory Notes consisted of a 25% coupon. In May 2013, the Secured Asset Promissory Note was paid in full, along with $150,000 of the outstanding accrued interest balance. Halo and the secured asset promissory note holder agreed to include the remaining accrued interest in a promissory note due December 31, 2014. The promissory note will accrue interest at a 10% annual rate, with interest only payments due periodically and final balloon payment due at maturity. At the time of the filing of these consolidated financial statements, the Company and note holder have not finalized an extended maturity date. As such, as of December 31, 2014, the entire accrued interest balance of $223,987 is included in current portion of accrued interest. As of December 31, 2013, the accrued interest balance was $218,568. For the year ended December 31, 2014 and 2013, the Company incurred $21,676 and $129,069 respectively, in interest expense on the note.

NOTE 13. RELATED PARTY TRANSACTIONS

For the year ended December 31, 2014 and 2013, HAM recognized monthly servicing fee revenue totaling $431,940 and $457,148, respectively, from an entity that is an affiliate of the Company. Further, the facilities rent expense of $122,741 incurred during 2014 was paid to the same affiliate.

For the year ended December 31, 2014 and 2013, the Company incurred interest expense to related parties (See Note 9).

For the year ended December 31, 2014, the Company incurred $10,000 in expense to an entity that is an affiliate of the Company.

NOTE 14. INCOME TAXES

The following table summarizes the difference between the actual tax provision and the amounts obtained by applying the statutory tax rates to the income or loss before income taxes for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
Tax benefit calculated at statutory rate	34.0%	34.0%
Permanent Differences	(0.3)	3.3
State Income Tax	(-1.7)	18.5
Total	32.0	55.8

Increase to Valuation Allowance	(34.6)	(27.7)

Provision for income taxes	(2.6)%	28.1%

Deferred tax assets and liabilities are computed by applying the effective U.S. federal and state income tax rate to the gross amounts of temporary differences and other tax attributes including net losses. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At December 31, 2014, the Company believed it was more likely than not that future tax benefits from net operating loss carry-forwards and other deferred tax assets would not be realizable through generation of future taxable income and are fully reserved.

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

Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

	2014	2013
Net current deferred tax assets:
Bad debt allowance	$127,726	$127,726
Net	127,726	127,726
Net non-current deferred tax assets:
Property and equipment	10,470	19,555
Capital loss carryover	635,743	635,743
Deferred rent	—	57,579
Stock compensation	279,111	279,111
Deferred Compensation	170,000	—
Other	2,559	7,095
Net operating loss carry-forward	1,939,304	1,620,088
Net	3,164,913	2,746,897
Less valuation allowance	(3,164,913)	(2,746,897)
Net deferred taxes	$—	$—

NOTE 15. COMMITMENTS AND CONTINGENCIES

The Company leases various office equipment, each under a non-cancelable operating lease providing for minimum monthly rental payments. In relation to its office facilities, the Company has not entered into any additional office lease whereby it is contractually committed. The Company currently pays for its office space on a month to month basis, and will continue to do so for the foreseeable future.

Future minimum rental obligations as of December 31, 2014 are as follows:

Years Ending December 31:
2015	$14,601
Thereafter	—
Total minimum lease commitments	$14,601

For the year ended December 31, 2014 and 2013, the Company incurred facilities rent expense totaling $122,741 and $155,334, respectively.

In the ordinary course of conducting its business, the Company may be subject to loss contingencies including possible disputes or lawsuits. The Company notes the following;

The Company and certain of its affiliates, officers and directors have been named as defendants in an action filed on December 12, 2011 in the 191st District Court of Dallas County, Texas. The Plaintiffs allege that the Company has misappropriated funds in connection with offerings of securities during 2010 and 2011. The complaint further alleges that Defendants engaged in fraudulent inducement, negligent misrepresentation, fraud, breach of fiduciary duty, negligence, breach of contract, unjust enrichment, conversion, violation of the Texas Securities Act, and civil conspiracy. The Plaintiffs amended their Petition on April 24, 2012 and dropped the conversion and civil conspiracy claims. The action seeks an injunction and a demand for accounting along with damages in the amount of $4,898,157. The Company has taken the position that the Plaintiff’s claims have no merit, and accordingly is defending the matter vigorously. Defendants have filed a general denial of the claims as well as a Motion to Designate Responsible Third Parties whom Defendants believe are responsible for any damages Plaintiffs may have incurred. Defendants have also filed a Motion for Sanctions against the Plaintiffs and their counsel arguing, among other things, that (i) Plaintiffs’ claims are “judicially stopped” from moving forward by virtue of the fact that the same Plaintiffs previously filed suit against separate entities and parties with dramatically opposed and contradicting views and facts; (ii) Plaintiffs have asserted claims against Defendants without any basis in law or fact; and (iii) Plaintiffs have made accusations against Defendants that Plaintiffs know to be false. Additionally, Defendants have filed a no evidence Motion for Summary Judgment which was scheduled to be heard in October of 2012. The Plaintiffs requested and were granted a six month continuance on the hearing of that motion. The Plaintiffs have also filed a Motion to Stay the case pending the outcome of the Company’s lawsuit with the insurance companies which the Company has opposed. Initially the motion to stay was granted and Defendants moved for reconsideration. The parties were alerted that the court had reversed the Stay on appeal. The no evidence Motion for Summary Judgment was heard on August 9, 2013. Prior to the hearing, the Plaintiff’s filed a 3rd Amended Petition in which they dropped any claim of fraud including fraudulent inducement, fraud, conversion and civil conspiracy and added a new “control person” claim which was not subject to the no evidence Motion for Summary Judgment heard on August 9, 2013. On September 25, 2013, Defendants no evidence Motion for Summary Judgment was granted in its entirety. Defendants subsequently filed a no evidence Motion for Summary Judgment on the final remaining “control person” claim which was heard before the court on October 21, 2013. On December 18, 2013 a final Order Granting Defendant’s Second No-Evidence Motion of Final Summary Judgment was signed. The Plaintiff’s subsequently filed a motion for new trial. Following a hearing, the Plaintiff’s motion for new trial was denied by operation of law. The Plaintiff’s Filed a Notice of Appeal on March 11, 2014. The Plaintiffs have requested multiple extensions to their time to file their brief on the Appeal. After having multiple extensions granted, the Plaintiff’s requested that the Appeals court stay the Appeal pending the outcome of the Company’s approved settlement agreement with the court appointed Receiver for James G. Temme and Stewardship Fund, LLC, appointed by the Federal Court in the Eastern District of Texas. On September 16, 2014 the Sixth Appellate District Court of Appeals of Texas issued an order abating the Plaintiff’s appeal pending a final determination by the federal courts of an order issued by the federal district court in a separate action directing the Plaintiff’s, among others, not to further pursue this separate litigation. For administrative purposes, this case is abated and will be treated as closed. Any party may seek reinstatement by promptly filing a motion with the Sixth Appellate District Court of Appeals of Texas showing that the injunction or order of the federal court no longer restricts pursuit of this litigation and specifying what further action, if any, is required from the Court.

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

NOTE 16. STOCK OPTIONS

The Company granted stock options to certain employees under the HGI 2007 Stock Plan, as amended (the “Plan”). The Company was authorized to issue 2,950,000 shares subject to options, or stock purchase rights under the Plan. These options (i) vest over a period no greater than two years, (ii) are contingently exercisable upon the occurrence of a specified event as defined by the option agreements, and (iii) expire three months following termination of employment or five years from the date of grant depending on whether or not the options were granted as incentive options or non-qualified options. At September 30, 2009, pursuant to the terms of the merger, all options granted prior to the merger were assumed by the Company and any options available for issuance under the Plan but unissued, have been forfeited and consequently the Company has no additional shares subject to options or stock purchase rights available for issuance under the Plan. As of December 31, 2014, 438,300 option shares have been exercised. Total stock options outstanding as of December 31, 2014 total 170,000. The weighted average remaining contractual life of the outstanding options at December 31, 2014 is approximately 2.75 years.

A summary of stock option activity in the Plan is as follows:

			Weighted
		Exercise	Average
	Number of	Price	Exercise
	Options	Per Option	Price
Outstanding at December 31, 2012	1,215,150	$0.01 – 1.59	$0.97
Granted	—	—	—
Exercised	—	—	—
Canceled	(533,450)	0.01 – 0.94	0.93
Outstanding at December 31, 2013	681,700	$0.01 – 1.59	$1.00
Granted	—	—	—
Exercised	—	—	—
Canceled	(511,700)	0.94 – 1.59	1.06
Outstanding at December 31, 2014	170,000	$0.01	$0.01

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

On July 19, 2010, the board of directors approved the Company’s 2010 Incentive Stock Plan (“2010 Stock Plan”). The 2010 Stock Plan allows for the reservation of 7,000,000 shares of the Company’s common stock for issuance under the plan. The 2010 Stock Plan became effective July 19, 2010 and terminates July 18, 2020. As of December 31, 2014, 20,000 shares had previously been granted (all granted in the year ended December 31, 2012) under the 2010 Stock Plan with an exercise price of $0.34 per option. These are the only shares that have been issued under the 2010 Stock Plan. The shares granted vested immediately and can become exercisable for so long as the Company remains a reporting company under the Securities Exchange Act of 1934. Total compensation cost expensed over the vesting period of the stock options was $6,800, all of which was expensed in the year ended December 31, 2012. As of December 31, 2014, none of the shares issued under the 2010 Stock Plan have been exercised.

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

As mentioned above, the Agreement provides for “clawback” provisions, pursuant to which all of the shares of Halo Common Stock issued to the member of EAM are subject to forfeiture in the event certain financial metrics are not timely achieved. The financial metrics call for significant cash generation by EHF within the first 12 months, and within the first 24 months following the closing date. We refer you to Section 2(b)(i) and (ii) of the Agreement, for the specifics of the clawback provisions. As of December 31, 2012, no cash was generated by EHF. The times to meet both the 12 month and 24 month financial metrics have lapsed and the metrics have not been met. Based upon the events that have transpired, and the lack of progress toward the financial metrics, the Company demanded that the recipients of the shares of Halo Common Stock give effect to both clawback provisions and immediately forfeit back all of the Halo shares issued to such recipients – an aggregate of 21,200,000 shares. Additionally, the Company has instructed the Company’s transfer agent to cancel all of the shares of Company Common Stock issued pursuant to the Agreement. As of December 31, 2014, the Company’s transfer agent has refused to cancel the shares without either (i) presentation of the physical certificates to the transfer agent, or (ii) a court order requiring the transfer agent to cancel. As of December 31, 2014, the Company has been unsuccessful in its attempts to procure the physical certificates for presentment to the transfer agent, and the Company has yet to secure a court order requiring the transfer agent to cancel the certificates. Accordingly, the 21,200,000 shares issued are still outstanding at December 31, 2014. See Note 18, Subsequent Events.

The Company’s total common shares outstanding totaled 66,364,083 at December 31, 2014.

Preferred Stock

In connection with the merger, the Company authorized 1,000,000 shares of Series Z Convertible Preferred Stock with a par value of $0.01 per share (the “Series Z Convertible Preferred”). The number of shares of Series Z Preferred Stock may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series Z Preferred Shares to less than the number of shares then issued and outstanding.  In the event any Series Z Preferred Shares shall be converted, (i) the Series Z Preferred Shares so converted shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series Z Preferred Shares set forth in this section shall be automatically reduced by the number of Series Z Preferred Shares so converted and the number of shares of the Corporation’s undesignated Preferred Stock shall be deemed increased by such number. The Series Z Convertible Preferred is convertible into common shares at the rate of 45 shares of common per one share of Series Z Convertible Preferred. The Series Z Convertible Preferred has liquidation and other rights in preference to all other equity instruments. Simultaneously upon conversion of the remaining Series A Preferred, Series B Preferred, and Series C Preferred and exercise of any outstanding stock options issued under the HGI 2007 Stock Plan into Series Z Convertible Preferred, they will automatically, without any action on the part of the holders, be converted into common shares of the Company. Since the merger, in connection with the exercise of stock options into common stock and converted Series A Preferred, Series B Preferred and Series C Preferred as noted above, 82,508 shares of Series Z Convertible Preferred were automatically authorized and converted into shares of the Company’s common stock leaving 917,492 shares of authorized undesignated Preferred Stock in the Company in accordance with the Series Z Convertible Preferred certificate of designation. As of December 31, 2014, there were 82,508 shares of Series Z Preferred authorized with zero shares issued and outstanding.

The Company authorized 175,000 shares of Series X Convertible Preferred Stock with a par value of $0.01 per share (the “Series X Preferred”). The number of shares of Series X Preferred may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series X Preferred to less than the number of shares then issued and outstanding. In the event any Series X Preferred Shares shall be redeemed, (i) the Series X Preferred so redeemed shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series X Preferred Shares set forth in this section shall be automatically reduced by the number of Series X Preferred Shares so redeemed and the number of shares of the Corporation's undesignated Preferred Stock shall be deemed increased by such number. The Series X Preferred Shares rank senior to the Company’s common stock to the extent of $10.00 per Series X Preferred Shares and on a parity with the Company’s common stock as to amounts in excess thereof. The holders of Series X Preferred shall not have voting rights. Holders of the Series X Preferred shall be entitled to receive, when and as declared by the board of directors, dividends at an annual rate of 9% payable in cash when declared by the board. Holders of Series X Preferred have a liquidation preference per share equal to $10.00. The liquidation preference was $1,436,770 as of December 31, 2014. As of December 31, 2014, there were 143,677 shares authorized with 143,677 shares issued and outstanding. Of the 143,677 shares issued and outstanding, 53,677 shares were related to the 2010 conversion from notes payable due to related parties. The remaining 90,000 shares were issued for cash consideration. See Note 18, Subsequent Events.

In April 2012, the Company authorized 100,000 shares of Series E Convertible Preferred Stock (the “Series E Preferred”) with a par value of $0.001 per share, at ten dollars ($10.00) per share with a conversion rate of fifty (50) shares of the Company’s common stock for one share of Series E Preferred. The number of shares of Series E Preferred may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series E Preferred to less than the number of shares then issued and outstanding. In the event any Series E Preferred Shares shall be converted, (i) the Series E Preferred so converted shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series E Preferred Shares set forth shall be automatically reduced by the number of Series E Preferred Shares so converted and the number of shares of the Corporation's undesignated Preferred Stock shall be deemed increased by such number. The Series E Preferred Shares rank senior to the Company’s common stock to the extent of $10.00 per Series E Preferred Shares and on a parity with the Company’s common stock as to amounts in excess thereof. The holders of Series E Preferred shall not have voting rights. Holders of the Series E Preferred shall be entitled to receive, when and as declared by the board of directors, dividends at an annual rate of 9% payable in cash or common stock when declared by the board. Holders of Series E Preferred have a liquidation preference per share equal to $10.00. The liquidation preference was $700,000 as of December 31, 2014. Each share of Series E Preferred, if not previously converted by the holder, will automatically be converted into common stock at the then applicable conversion rate after thirty-six months from the date of purchase. As of December 31, 2014, there were 70,000 shares issued and outstanding with total cash consideration of $700,000, convertible into 3,500,000 shares of the Company’s common stock.

The HGI Series A Convertible Preferred Stock (the “Series A Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series A Preferred would be entitled to upon conversion, as defined in the Series A Preferred certificate of designation. The liquidation preference was $711,087, of which $151,589 is an accrued (but undeclared) dividend as of December 31, 2014. Holders of the Series A Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company. The Series A Preferred is convertible into the Company’s common stock at a conversion price of $1.25 per share. The Series A Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company. The Series A Preferred is redeemable at the option of the Company at $1.80 per share prior to conversion. As of December 31, 2014, there have been 127,001 shares of Series A Preferred converted or redeemed. The Series A Preferred does not have voting rights. The Series A Preferred ranks senior to the following capital stock of the Company: (a) Series B Preferred, and (b) Series C Preferred.

The HGI Series B Convertible Preferred Stock (the “Series B Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series B Preferred would be entitled to upon conversion. The liquidation preference was $584,645, of which $124,733 is an accrued (but undeclared) dividend as of December 31, 2014. Holders of the Series B Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company. The Series B Preferred is convertible into the Company’s common stock at a conversion price of $1.74 per share. The Series B Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company. The Series B Preferred is redeemable at the option of the Company at $2.30 per share prior to conversion. As of December 31, 2014, there have been 270,044 shares of Series B Preferred converted or redeemed. The Series B Preferred does not have voting rights. Series B Preferred ranks senior to the following capital stock of the Company: the Series C Preferred.

The HGI Series C Convertible Preferred Stock (the “Series C Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series C Preferred would be entitled to upon conversion. The liquidation preference was $394,036, of which $84,036 is an accrued (but undeclared) dividend as of December 31, 2014. Holders of the Series C Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company. The Series C Preferred is convertible into the Company’s common stock at an initial conversion price of $2.27 per share. The Series C Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company. The Series C Preferred is redeemable at the option of the Company at $2.75 per share prior to conversion. As of December 31, 2014, there have been 28,000 shares of Series C Preferred converted or redeemed. The Series C Preferred does not have voting rights. Series C Preferred ranks senior to the following capital stock of the Company: None.

The Company had issued and outstanding at December 31, 2014, 372,999 shares of Series A Preferred, 229,956 shares of Series B Preferred, and 124,000 shares of Series C Preferred, all with a par value of $0.001.

NOTE 18. SUBSEQUENT EVENTS

During March 2015, the Company entered into a $250,000 compromise and settlement agreement with the court appointed receivership holding 17,808,000 shares of the Company’s common stock. This stock was subject to the unearned “clawback” provisions discussed in Note 17 above. The physical stock certificate has been sent to the Company’s transfer agent to immediately cancel those respective outstanding shares of that Agreement. Further, this settlement agreement calls for a relinquishment and abandonment of any and all claims against Halo on 90,000 shares of the Company’s Series X Preferred stock belonging to the receivership (original liquidation value of $10 per share). Lastly, the Company had $375,665 in accounts receivable owed from the receivership which had previously been fully reserved (discussed in Note 2 above). With the settlement now in place, the Company intends to write off this accounts receivable balance and release the allowance reserve held. The Settlement allows for the $250,000 to be paid by the Company to the receivership over a twelve month period with the anticipated start date April 1, 2015.

During March 2015, an additional 1,272,000 shares of the company’s common stock, all subject to the clawback provisions of the Agreement, have also been sent to the Company’s transfer agent to immediately cancel those respective common shares of that Agreement but as of the time of this filing those shares have not yet been canceled.  The Company expects that to happen shortly.  Secondarily, the Company is actively pursuing the procurement of an additional physical certificate from a respective individual still in possession of the common stock certificate.  As of the time of the filing of these financials, 3,392,000 of the 21,200,000 shares issued as part of the Agreement remain outstanding.

On March 27, 2015, Jimmy Mauldin was elected to the Board of Directors to fill the vacancy left by Tony Chron’s departure.

On March 27, 2015, Paul Williams has been appointed to serve as Chief Financial Officer of the Company. Mr. Williams, 58, currently serves as Vice Chairman of the Board, Treasurer and Assistant Secretary of the Company. Mr. Williams was a co-founder of HGI, has served as Vice Chairman of the Board, Chief Financial Officer (thru August 2012) and Treasurer of HGI since its founding in January 2007 and as Assistant Secretary since late September 2009.  Mr. Williams has over 30 years of business experience primarily in the capital markets and mergers and acquisitions.  Since October 2007, Mr. Williams has also served as an executive officer for Bison Financial Group, Inc., a business development company, and as an executive officer for Blue Star Equities, Inc., a capital markets company, since September 2007. From November 1999 to the present, Mr. Williams has also served as the managing member of Lincoln America Investments, LLC, a real estate and equity investment company. From January 15, 2006 to March 12, 2008, Mr. Williams served as an officer and director of NeXplore Corporation. In June 2007, NeXplore and its executive team received an administrative order from the Arkansas Securities Department, suspending their ability to offer or sell securities in the state. Mr. Williams has previously served three terms on the Board of the Texas Economic Development Council in Austin. In 2007 he served as Chairman of the Board of the Frisco Chamber of Commerce and in 2009 was recognized by the Dallas Business Journal as the CFO of the Year for companies under $50MM in revenues. Mr. Williams graduated from Austin College in Sherman, Texas with a double-major in Economics and Business Administration.  He also graduated from the Institute of Organization Management, affiliated with the U.S. Chamber of Commerce. The breadth of Mr. Williams’ entrepreneurial and financial services experience led the Board of Directors to believe this individual is qualified to serve as a director of the Company.

There were no other subsequent events to disclose.

