Form 10-Q
period 2015-03-31
Halo Companies, Inc.
filed 2015-05-15
CIK 814286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes  [_] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, May 15, 2015: 48,556,083 shares of Common Stock, $.001 par value per share outstanding.

Halo Companies, Inc.

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets at March 31, 2015 (unaudited) and December 31, 2014	3
	Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2015 and 2014	4
	Consolidated Statements of Changes in Shareholders’ Deficit (unaudited) for the three months ended March 31, 2015 and 2014	5
	Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2015 and 2014	6
	Notes to Consolidated Financial Statements	7-22
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-27
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27
Item 4T.	Controls and Procedures	28

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings	28-29
Item 1A.	Risk Factors	29-32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults upon Senior Securities	32
Item 4.	Mine Safety Disclosures	32
Item 5.	Other Information	32
Item 6.	Exhibits	32
	SIGNATURES	33

Part 1 – Financial Information

Item 1. Financial Statements

Halo Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2015	December 31, 2014
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$165,662	$72,982
Trade accounts receivable, net of allowance for doubtful
accounts of $0 and $375,665, respectively	140,625	141,634
Total current assets	306,287	214,616

PROPERTY, EQUIPMENT AND SOFTWARE, net	64,303	70,526
OTHER ASSETS	20,000	23,333
TOTAL ASSETS	$390,590	$308,475

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$575,218	$485,869
Accrued and other liabilities (including $121,853 and
$166,992 to related parties, respectively)	1,470,366	915,900
Deferred revenue	112,850	1,800
Current portion of subordinated debt	34,583	31,250
Current portion of notes payable to related parties	943,293	959,365
Total current liabilities	3,136,310	2,394,184

SUBORDINATED DEBT, LESS CURRENT PORTION	80,000	85,000
NOTES PAYABLE TO RELATED PARTIES, LESS CURRENT PORTION	173,237	179,358
NOTE PAYABLE	1,873,536	1,805,000
DERIVATIVE LIABILITY	2,434	2,434
Total liabilities	5,265,517	4,465,976

SHAREHOLDERS' DEFICIT
Series Z Convertible Preferred Stock, par value $0.01 per share; 82,508 shares
authorized; 0 shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Preferred Stock, par value $0.001 per share; 917,492 shares
authorized; 0 shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Series X Convertible Preferred Stock, par value $0.01 per share; 53,677 and 143,677 shares authorized;
53,677 and 143,677 shares issued and outstanding, liquidation preference of $536,770 and	537	1,437
$1,436,770 at March 31, 2015 and December 31, 2014
Series E Convertible Preferred Stock, par value $0.001 per share; 100,000 shares authorized;
70,000 shares issued and outstanding at March 31, 2015 and December 31, 2014,
liquidation preference of $700,000	70	70
Halo Group, Inc. Preferred Stock, par value $0.001 per share; 2,000,000 shares authorized
Series A Convertible Preferred Stock;
372,999 shares issued and outstanding at March 31, 2015 and December 31, 2014,
liquidation preference of $725,523	373	373
Series B Convertible Preferred Stock;
229,956 shares issued and outstanding at March 31, 2015 and December 31, 2014,
liquidation preference of $596,494	230	230
Series C Convertible Preferred Stock;
124,000 shares issued and outstanding at March 31, 2015 and December 31, 2014,
liquidation preference of $402,134	124	124
Common Stock, par value $0.001 per share; 375,000,000 shares authorized;
48,556,083 and 66,364,083 shares issued and outstanding
at March 31, 2015 and December 31, 2014	48,556	66,364
Additional paid-in capital	7,407,472	7,638,764
Accumulated deficit	(12,332,289)	(11,864,863)
Total shareholders' deficit	(4,874,927)	(4,157,501)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$390,590	$308,475

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
REVENUE (including $110,217 and
$103,575 from related parties, respectively)	$1,493,517	$592,288

OPERATING EXPENSES
Sales and marketing expenses	707,892	259,424
General and administrative expenses (including
$46,780 and $29,742 to related parties, respectively)	231,032	181,491
Salaries, wages, and benefits	905,941	497,329
Total operating expenses	1,844,865	938,244

OPERATING INCOME (LOSS)	(351,348)	(345,956)

OTHER INCOME (EXPENSE)
Gain on change in fair value of derivative	—	3,015
Interest expense (including $32,667 and $21,750
to related parties, respectively)	(116,078)	(92,795)
Net income (loss) from operations, before income tax provision	(467,426)	(435,736)

INCOME TAX PROVISION	—	—

NET INCOME (LOSS)	$(467,426)	$(435,736)

Loss per share:
Basic	$(0.01)	$(0.01)

Weighted Average Shares Outstanding
Basic	57,460,083	66,364,083

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Halo Companies, Inc. Common Stock		Halo Companies, Inc. Series X Convertible Preferred Stock		Halo Companies, Inc. Series E Convertible Preferred Stock		Halo Group, Inc. Series A Convertible Preferred Stock		Halo Group, Inc. Series B Convertible Preferred Stock		Halo Group, Inc. Series C Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2013	66,364,083	$66,364	143,677	$1,437	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$7,638,764	$(10,600,783)	$(2,893,421)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(435,736)	(435,736)

Balance at March 31, 2014	66,364,083	$66,364	143,677	$1,437	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$7,638,764	$(11,036,519)	$(3,329,157)

Balance at December 31, 2014	66,364,083	$66,364	143,677	$1,437	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$7,638,764	$(11,864,863)	$(4,157,501)

Redemption of Series X Convertible Preferred
Stock per settlement agreement (FN 16)	—	—	(90,000)	(900)	—	—	—	—	—	—	—	—	(249,100)	—	(250,000)

Cancellation of Common Shares per
settlement agreement (FN 16)	(17,808,000)	(17,808)	—	—	—	—	—	—	—	—	—	—	17,808	—	—

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(467,426)	(467,426)

Balance at March 31, 2015	48,556,083	$48,556	53,677	$537	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$7,407,472	$(12,332,289)	$(4,874,927)

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	March 31, 2015	March 31, 2014
CASH FLOWS FROM OPERATIONS

Net (loss) income	$(467,426)	$(435,736)
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Depreciation	6,223	14,373
Amortization of loan origination costs	3,333	3,333
Capitalization of interest into note payable and notes payable to related parties	71,343	58,923
Bad debt expense	—	62
Gain on change in fair value of derivative	—	(3,015)
Changes in operating assets and liabilities:
Accounts receivable	1,009	4,689
Deposits and other assets	—	2,923
Accounts payable	(160,652)	(144,528)
Accrued and other liabilities	554,466	126,633
Deferred rent	—	(63,506)
Deferred revenue	111,050	46,725
Net cash provided by (used in) operating activities	119,347	(389,124)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to related parties	—	405,000
Principal payments on notes payable to related parties	(25,000)	(4,856)
Principal payments on subordinated debt	(1,667)	(1,667)
Net cash (used in) provided by financing activities	(26,667)	398,477

Net increase in cash and cash equivalents	92,680	9,353

CASH AND CASH EQUIVALENTS, beginning of period	72,982	127,048

CASH AND CASH EQUIVALENTS, end of period	$165,662	$136,401

SUPPLEMENTAL INFORMATION
Cash paid for interest	$82,899	$23,742
NONCASH SUPPLEMENTAL INFORMATION
Cancellation of stock for future settlement payment	$250,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc.

Notes To Consolidated Financial Statements

March 31, 2015

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

During March 2015, the Company entered into a $250,000 compromise and settlement agreement with the court appointed receivership holding 17,808,000 shares of the Company’s common stock. This stock was subject to the unearned “clawback” provisions discussed in Note 16 below. The physical stock certificate has been sent to the Company’s transfer agent to immediately cancel those respective outstanding shares of that Agreement. Further, this settlement agreement calls for a relinquishment and abandonment of any and all claims against Halo on 90,000 shares of the Company’s Series X Preferred stock belonging to the receivership (original liquidation value of $10 per share). Lastly, the Company had $375,665 in accounts receivable owed from the receivership which had previously been fully reserved. With the settlement now in place, the Company wrote off this accounts receivable balance and released the allowance reserve held. The Settlement requires $250,000 to be paid by the Company to the receivership over a twelve month period with the start date April 1, 2015. As the receivership owed the Company $22,500 for success fees previously earned (this receivable was not part of the $375,665 in fully reserved accounts receivable noted above), the first $22,500 of the $250,000 owed will be settled via a reduction of the $22,500 accounts receivable balance for the April 1 and part of the May 1, 2015 scheduled payments.

During March 2015, an additional 1,272,000 shares of the company’s common stock, all subject to the clawback provisions of the Agreement (defined in Note 16), have also been sent to the Company’s transfer agent to immediately cancel those respective common shares of that Agreement but as of the time of this filing those shares have not yet been canceled. The Company expects that to happen shortly. Secondarily, the Company is actively pursuing the procurement of an additional physical certificate from a respective individual still in possession of the common stock certificate. As of the time of this Form 10-Q, 3,392,000 of the 21,200,000 shares issued as part of the Agreement remain outstanding.

On March 27, 2015, Jimmy Mauldin was elected to the Board of Directors to fill the vacancy left by Tony Chron’s departure.

On March 27, 2015, Paul Williams has been appointed to serve as Chief Financial Officer of the Company. Mr. Williams currently serves as Vice Chairman of the Board, Treasurer and Assistant Secretary of the Company.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial statements are unaudited; however, in the opinion of management, all adjustments considered necessary for fair presentation of the results of the interim periods have been included (consisting of normal recurring accruals). The accompanying consolidated financial statements as of March 31, 2015, and for the three months ended March 31, 2015 and 2014, include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

The Company is currently exploring potential opportunities with several client relationships that would allow the Company to implement its internally used asset management software platform as an external service for those customers. This is commonly known as Software as a Service (“SaaS”). The Company entered into a SaaS contract with one client who prepaid for a 12 month service plan during the three months ended March 2015. Cash receipts from customers in advance of revenue recognized are recorded as deferred revenue and will be earned over the entire SaaS contract period. The Company is still in its research phase of determining if this service line will remain ancillary or become a primary business component of the Company.

HAM and HPA receivables are typically paid the month following services performed. As of March 31, 2015 and 2014, the Company’s accounts receivable are made up of the following percentages; HAM at 55% and 83% and HPA at 45% and 17%, respectively.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: past transaction history with the customer, current economic and industry trends, and changes in customer payment terms. The Company provides for estimated uncollectible amounts through an increase to the allowance for doubtful accounts and a charge to earnings based on actual historical trends and individual account analysis. Balances that remain outstanding after the Company has used reasonable collection efforts are written-off through a charge to the allowance for doubtful accounts. The below table summarizes the Company’s allowance for doubtful accounts as of March 31, 2015 and December 31, 2014:

	Balance at Beginning of Period	Increase in the Provision	Accounts Receivable Write-offs	Balance at End of Period
Three Months ended March 31, 2015
Allowance for doubtful accounts	$375,665	$0	$375,665	$0
Year ended December 31, 2014
Allowance for doubtful accounts	$375,665	$135	$135	$375,665

As of December 31, 2014, the Company’s allowance for doubtful accounts is made up of the following percentages; HAM at 96% and HPA at 4%, respectively. The HAM and HPA allowance was related to one client in a court appointed receivership. As discussed in Note 1 above, the March 2015 settlement agreement entered into by the Company and the receivership did not pay the fully reserved accounts receivable. As such, the accounts receivable balance was written off and the allowance for doubtful accounts was fully reduced to zero.

 Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing (i) net income (loss) available to common shareholders (numerator), by (ii) the weighted average number of common shares outstanding during the period (denominator). Diluted net income (loss) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. At March 31, 2015 and 2014, there were 4,630,626 and 4,835,127 shares, respectively, underlying potentially dilutive convertible preferred stock and stock options outstanding. These shares were not included in dilutive weighted average shares outstanding for the three months ended March 31, 2015 and 2014 because their effect is anti-dilutive due to the Company’s reported net loss.

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

Principles of Consolidation

The consolidated financial statements of the Company for the three months ended March 31, 2015 and 2014 include the financial results of HCI, HGI, HBI, HPA and HAM. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of 90 days or less to be cash equivalents.

Other Assets

At March 31, 2015, other assets were $20,000 ($40,000 in total origination fees paid offset by $20,000 in accumulated amortization of those fees) for the senior unsecured promissory note discussed in Note 9. The fees are to be amortized over the life of the promissory note. At December 31, 2014, other assets were $23,333 ($40,000 in total origination fees offset by $16,667 in accumulated amortization) for the senior unsecured promissory note.

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

Long-Lived Assets

Long-lived assets are reviewed on an annual basis or whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by that asset. If it is determined that the carrying amount of an asset may not be recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is the estimated value at which the asset could be bought or sold in a transaction between willing parties. There were no impairment charges for the three months ended March 31, 2015 and 2014.

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

The Company accounts for its position in tax uncertainties under ASC 740-10. ASC 740-10 establishes standards for accounting for uncertainty in income taxes. ASC 740-10 provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. ASC 740-10 applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the three months ended March 31, 2015 or 2014.

The Company incurred no penalties or interest for taxes for the three months ended March 31, 2015 or 2014. The Company is subject to a three year statute of limitations by major tax jurisdictions for the fiscal years ended December 31, 2011, 2012 and 2013. The Company files income tax returns in the U.S. federal jurisdiction.

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

NOTE 3. CONCENTRATIONS OF CREDIT RISK

The Company maintains aggregate cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). During the three months ended March 31, 2015, the FDIC insured deposit accounts up to $250,000. At March 31, 2015, the Company’s cash accounts were all less than the $250,000 FDIC insured amount and as such were insured in full.

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

Operating Segments	For the Three Months Ended
	March 31,
	2015	2014
Revenue:
Halo Asset Management	$240,899	$302,517
Halo Portfolio Advisors	1,178,868	289,771
Other	73,750	—
Net revenue	$1,493,517	$592,288

Operating income (loss):
Halo Asset Management	$119,426	$39,613
Halo Portfolio Advisors	473,338	45,983
Other	—	—
Less: Corporate expenses (a)	(1,060,190)	(521,332)
Operating income (loss):	$(467,426)	$(435,736)

a.	Corporate expenses include salaries, benefits and other expenses, including rent and general and administrative expenses, related to corporate office overhead and functions that benefit all operating segments. Corporate expenses also include interest expense. Corporate expenses are expenses that the Company does not directly allocate to any segment above. Allocating these indirect expenses to operating segments would require an imprecise allocation methodology. Further, there are no material amounts that are the elimination or reversal of transactions between the above reportable operating segments.

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

All debt of the Company is recorded at the corporate parent companies HCI and HGI. All interest expense is included in corporate expenses above. Interest expense is discussed in further detail in Notes 8, 9, 10 and 11.

For the three months ended March 31, 2015 or 2014, there have been no material transactions between reportable units that would materially affect an operating segment profit or loss. Intercompany transactions are eliminated in the consolidated financial statements.

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

The Company has incurred an accumulated deficit of $12,332,289 as of March 31, 2015. However, of the accumulated deficit, $2,110,748 of expense was incurred as stock-based compensation, $586,987 in depreciation expense, and $279,241 in impairment loss on investment in portfolio assets, all of which are noncash expenses. Further, $906,278 of the accumulated deficit is related to the issuance of stock dividends, also non cash reductions. The $3,883,254 total of these non-cash retained earnings reductions represents 31% of the total deficit balance.

NOTE 6. PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software consist of the following as of March 31, 2015 and December 31, 2014, respectively:

Computers and purchased software	$158,899	$158,899
Furniture and equipment	203,427	203,427
	362,326	362,326
Less: accumulated depreciation	(298,023)	(291,800)
	$64,303	$70,526

Depreciation totaled $6,223 and $14,373 for the three months ended March 31, 2015 and 2014, respectively.

NOTE 7. ACCRUED AND OTHER LIABILITIES

The Company had $1,470,366 in accrued liabilities at March 31, 2015. Included in this accrual is $351,259 in accrued interest ($229,406 of this balance is related to interest on the secured asset promissory note discussed in more detail in Note 11). The accrual also includes $606,260 in deferred compensation and $367,626 in wages payable to several senior management personnel. Lastly, the accrual also includes $138,171 in HPA vendor accruals for expense incurred and not yet billed as of March 31, 2015, and $7,050 in other. The Company had $915,900 in accrued liabilities at December 31, 2014. Included in this accrual is $392,756 in accrued interest ($223,987 of this balance is related to interest on the secured asset promissory note discussed in more detail in Note 12) and $523,144 in deferred compensation to several senior management personnel.

NOTE 8. NOTES PAYABLE TO RELATED PARTIES

During March 2011, the Company entered into one unsecured promissory note with a related party (a previous company director) in the amount of $250,000 (the “2011 Related Party Note”). The 2011 Related Party Note had a fixed interest amount of $50,000 and a maturity date of July 31, 2011. On September 20, 2011, the 2011 Related Party Note was amended to include the 2011 Related Party Note plus $52,426 of accrued interest for a total note balance of $302,426. The 2011 Related Party Note has a 6% interest rate and is a monthly installment note with final balloon payment at maturity in September 2014. At the time of the filing of these consolidated financial statements, the Company and the related party had not finalized an extended maturity date, and as such the entire $188,961 2011 Related Party Note balance is included in current portion of notes payable to related parties as of March 31, 2015. As of December 31, 2014, the 2011 Related Party Note was $186,154, all of which is included in current portion of notes payable to related parties.

On September 1, 2011, several previous related party notes totaling $370,639 were amended and consolidated (“the 2011 Consolidated Related Party Note”). This note bears interest of 6% and has a maturity date of September 15, 2016. As of December 31, 2014, the 2011 Consolidated Related Party Note balance was $267,569, of which $88,211 is included in current portion of notes payable to related parties. As of March 31, 2015, the 2011 Consolidated Related Party Note balance was $267,569, of which $94,332 is included in current portion of notes payable to related parties.

As of December 31, 2014, a Company director had an outstanding advance to the Company of $500,000 for short term capital. As of March 31, 2015, the outstanding advance balance was $500,000. At the time of the filing of these consolidated financial statements, the Company and the director had not finalized a maturity date for the advance repayment, and as such the entire balance is included in current portion of notes payable to related parties. Through March 31, 2015, the advance accrued interest at a rate of 15%.

As of December 31, 2014, the Company’s President and Chief Legal Officer had an outstanding advance balance of $70,000 for short term capital. During the three months ended March 31, 2015, the Company made $25,000 in principal advance repayments. As of March 31, 2015, the outstanding advance balance was $45,000. At the time of the filing of these consolidated financial statements, the Company and the President had not finalized a maturity date for the advance repayment, and as such the entire balance is included in current portion of notes payable to related parties. The advance accrued interest at a rate of 15%.

As of December 31, 2014, the Company’s CEO and Director of the Board had an outstanding advance balance of $115,000 for short term capital. As of March 31, 2015, the outstanding advance balance was $115,000. At the time of the filing of these consolidated financial statements, the Company and the CEO had not finalized a maturity date for the advance repayment, and as such the entire balance is included in current portion of notes payable to related parties. The advance accrued interest at a rate of 15%.

As of March 31, 2015, the notes payable to related party balance totaled $1,116,530, of which $943,293 is included in current portion of notes payable to related parties in the consolidated financial statements. As of December 31, 2014, the notes payable to related party balance totaled $1,138,723, of which $959,365 is included in current portion of notes payable to related parties in the consolidated financial statements.

The Company incurred $32,667 and $21,750 of interest expense to directors, officers, and other related parties during the three months ended March 31, 2015 and 2014, respectively. Accrued interest due to directors and other related parties totaled $121,853 at March 31, 2015, all of which is included in accrued and other current liabilities. Accrued interest due to directors and other related parties totaled $166,992 at December 31, 2014, all of which is included in accrued and other current liabilities.

NOTE 9. NOTE PAYABLE

In October 2013, the Company entered into a senior unsecured convertible promissory note agreement of $1,500,000. The terms of the note include an interest rate of 15% with a maturity date of October 10, 2016. The Company, although not required, is entitled to capitalize any accrued interest into the outstanding principal balance of the note up until maturity. At the maturity date, all unpaid principal and accrued interest is due. As part of the promissory note, the Company was required to pay origination fees and expenses associated with this note agreement (discussed in Other Assets Note 2), pay the subordinated debt originated in January 2010, pay $375,000 to a related party note held by a director, with the remaining use of proceeds for general corporate purposes including payment of deferred compensation to several management personnel. Additionally, the noteholder has the right, but not the obligation, to convert up to $1,000,000 of the principal balance of the note into common shares of the Company. The $1,000,000 maximum conversion ratio would entitle the noteholder to a maximum total of 10% of the then outstanding common stock of the Company, calculated on a fully diluted basis. Any conversion of the principal amount of this note into common stock would effectively lower the outstanding principal amount of the note. As of March 31, 2015, the note payable balance was $1,873,536, which includes capitalized interest of $373,536. As of December 31, 2014, the note payable balance was $1,805,000, which includes capitalized interest of $305,000.

NOTE 10. SUBORDINATED DEBT

During January 2010, the Company authorized a $750,000 subordinated debt offering (“Subordinated Offering”), which consisted of the issuance of notes paying a 16% coupon with a 1% origination fee at the time of closing. The maturity date of the notes was originally January 31, 2013, however, the subordinated debt holders agreed to an extended maturity date of December 31, 2013. In October 2013, the Company entered into a senior unsecured convertible promissory note (discussed in Note 9) which required the use of those financing proceeds to pay down the subordinated debt. As such, as of December 31, 2013, the remaining balance was $0.

As part of the Subordinated Offering, the Company granted to investors common stock purchase warrants (the “Warrants”) to purchase an aggregate of 200,000 shares of common stock of the Company at an exercise price of $0.01 per share. The 200,000 shares of common stock contemplated to be issued upon exercise of the Warrants are based on an anticipated cumulative debt raise of $750,000. The investors are granted the Warrants pro rata based on their percentage of investment relative to the $750,000 aggregate principal amount of notes contemplated to be issued in the Subordinated Offering. The Warrants shall have a term of seven years, exercisable from January 31, 2015 to January 31, 2017. The Company had a call option any time prior to maturity, so long as the principal and interest on the notes are fully paid, to purchase the Warrants for an aggregate of $150,000. After the date of maturity until the date the Warrants are exercisable, the Company will have a call option to purchase the Warrants for $200,000. The call option purchase price assumed a cumulative debt raise of $750,000.

The Company follows the provisions of ASC 815, “Derivatives and Hedging”. ASC 815 requires freestanding contracts that are settled in a company’s own stock to be designated as an equity instrument, assets or liability. Under the provisions of ASC 815, a contract designated as an asset or liability must be initially recorded and carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires. Accordingly, the Company determined that the warrants should be accounted for as derivative liabilities and has recorded the initial value as a debt discount which was amortized into interest expense using the effective interest method. As of December 31, 2013, the balance of the debt discount was $0 (fully amortized). Subsequent changes to the marked-to-market value of the derivative liability are recorded in earnings as derivative gains and losses. As of March 31, 2015 and December 31, 2014, there were 112,000 warrants outstanding with a derivative liability of $2,434. The Warrants were valued using the Black-Scholes model, which resulted in the fair value of the warrants at $0.02 per share using the following assumptions:

March 31, 2015
Risk-free rate	0.55%
Expected volatility	719%
Expected remaining life (in years)	2.00
Dividend yield	0.00%

During August 2012, the Company entered into an additional $25,000 subordinated term note with a then current holder of the Company’s subordinated debt. The note pays an 18% coupon rate with a maturity date of August 31, 2015. There are no warrants associated with this subordinated term note. Repayment terms of the note included interest only payments through February 28, 2013. Thereafter, level monthly payments of principal and interest are made as calculated on a 60 month payment amortization schedule with final balloon payment due at maturity. The rights of the holder of this note is subordinated to any and all liens granted by the Company to a commercial bank or other qualified financial institution in connection with lines of credit or other loans extended to the Company in an amount not to exceed $2,000,000, and liens granted by the Company in connection with the purchase of furniture, fixtures or equipment. As of March 31, 2015, the remaining balance of this note totals $14,583, all of which is included in current portion of subordinated debt. As of December 31, 2014, the remaining balance of this note totals $16,250, all of which is included in current portion of subordinated debt.

During October 2014, the Company entered into an additional $100,000 subordinated term note with the current holder of the Company’s subordinated debt. The note pays an 18% coupon rate with a maturity date of September 30, 2017. There are no warrants associated with this subordinated term note. Repayment terms of the note include interest only payments through March 31, 2015. Thereafter, level monthly payments of principal and interest are made as calculated on a 60 month payment amortization schedule with final balloon payment due at maturity. The rights of the holder of this note is subordinated to any and all liens granted by the Company to a commercial bank or other qualified financial institution in connection with lines of credit or other loans extended to the Company in an amount not to exceed $3,500,000, and liens granted by the Company in connection with the purchase of furniture, fixtures or equipment. As of March 31, 2015, the remaining balance of this note totals $100,000, of which $20,000 is included in current portion of subordinated debt. As of December 31, 2014, the remaining balance of this note totals $100,000, of which $15,000 is included in current portion of subordinated debt.

NOTE 11. SECURED ASSET PROMISSORY NOTE

During December 2010, the Company authorized a debt offering to be secured by real estate assets purchased in connection with Equitas Housing Fund, LLC, (“Equitas Offering”). The Equitas Offering generated $1,200,000 in proceeds. Of the $1,200,000 in proceeds received in December 2010, $300,000 was used to acquire non-performing, residential mortgage notes and the balance was used for mortgage note workout expenses and operational expenses of Halo Asset Management. The Secured Asset Promissory Notes consisted of a 25% coupon. In May 2013, the Secured Asset Promissory Note was paid in full, along with $150,000 of the outstanding accrued interest balance. Halo and the secured asset promissory note holder agreed to include the remaining accrued interest in a promissory note due December 31, 2014. The promissory note will accrue interest at a 10% annual rate, with interest only payments due periodically and final balloon payment due at maturity. At the time of the filing of these consolidated financial statements, the Company and note holder have not finalized an extended maturity date. As such, as of March 31, 2015, the entire accrued interest balance of $229,406 is included in current portion of accrued interest. As of December 31, 2014, the entire accrued interest balance of $223,987 is included in current portion of accrued interest. For the three months ended March 31, 2015 and 2014, the Company incurred $5,419 and $5,419 respectively, in interest expense on the note.

NOTE 12. RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2015 and 2014, HAM recognized monthly servicing fee revenue totaling $110,217 and $103,575, respectively, from an entity that is an affiliate of the Company. Further, facilities rent expense discussed in Note 14 was paid to the same affiliate.

For the three months ended March 31, 2015 and 2014, the Company incurred interest expense to related parties (See Note 8).

For the three months ended March 31, 2015 and 2014, the Company incurred $20,000 and $0 in commission expense to an entity that is an affiliate of the Company.

For the three months ended March 31, 2015 and 2014, the Company incurred $5,000 and $0 in consulting expense to an entity that is an affiliate of the Company.

NOTE 13. INCOME TAXES

For the three months ended March 31, 2015 and 2014, the effective tax rate of 0% varies from the U.S. federal statutory rate primarily due to state income taxes, net losses, certain non-deductible expenses and an increase in the valuation allowance associated with the net operating loss carryforwards. Our deferred tax assets related to net operating loss carryforwards remain fully reserved due to uncertainty of utilization of those assets.

Deferred tax assets and liabilities are computed by applying the effective U.S. federal and state income tax rate to the gross amounts of temporary differences and other tax attributes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At March 31, 2015, the Company believed it was more likely than not that future tax benefits from net operating loss carry-forwards and other deferred tax assets would not be realizable through generation of future taxable income and are fully reserved.

The Company has net operating loss (“NOL”) carry-forwards of approximately $6,100,000 available for federal income tax purposes, which expire from 2024 to 2034. Separately, because of the changes in ownership that occurred on June 30, 2004 and September 30, 2009, prior to GVC merging with HCI, and based on the Section 382 Limitation calculation, the Company will be allowed approximately $6,500 per year of GVC Venture Corp.’s federal NOLs generated prior to June 30, 2004 until they would otherwise expire. The Company would also be allowed approximately $159,000 per year of GVC Venture Corp.’s federal NOLs generated between June 30, 2004 and September 30, 2009 until they would otherwise expire.

NOTE 14. COMMITMENTS AND CONTINGENCIES

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

Future minimum rental obligations as of March 31, 2015 are as follows:

Years Ending December 31:
2015	$9,531
Thereafter	—
Total minimum lease commitments	$9,531

For the three months ended March 31, 2015 and 2014, the Company incurred facilities rent expense totaling $21,780 and $29,742, respectively.

In the ordinary course of conducting its business, the Company may be subject to loss contingencies including possible disputes or lawsuits. The Company notes the following:

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

NOTE 15. STOCK OPTIONS

The Company granted stock options to certain employees under the HGI 2007 Stock Plan, as amended (the “Plan”). The Company was authorized to issue 2,950,000 shares subject to options, or stock purchase rights under the Plan. These options (i) vest over a period no greater than two years, (ii) are contingently exercisable upon the occurrence of a specified event as defined by the option agreements, and (iii) expire three months following termination of employment or five years from the date of grant depending on whether or not the options were granted as incentive options or non-qualified options. At September 30, 2009, pursuant to the terms of the merger, all options granted prior to the merger were assumed by the Company and any options available for issuance under the Plan but unissued, have been forfeited and consequently the Company has no additional shares subject to options or stock purchase rights available for issuance under the Plan. As of March 31, 2015, 438,300 option shares have been exercised. Total stock options outstanding as of March 31, 2015 total 170,000. The weighted average remaining contractual life of the outstanding options at March 31, 2015 is approximately 2.5 years.

A summary of stock option activity in the Plan is as follows:

			Weighted
		Exercise	Average
	Number of	Price	Exercise
	Options	Per Option	Price
Outstanding at December 31, 2013	681,700	$0.01 – 1.59	$1.00
Granted	—	—	—
Exercised	—	—	—
Canceled	(511,700)	0.94 – 1.59	1.06
Outstanding at December 31, 2014	170,000	$0.01	$0.01
Granted	—	—	—
Exercised	—	—	—
Canceled	—	—	—
Outstanding at March 31, 2015	170,000	$0.01	$0.01

All stock options granted under the Plan and as of March 31, 2015 became exercisable upon the occurrence of the merger that occurred on September 30, 2009. As such, equity-based compensation for the options was recognized in earnings from issuance date of the options over the vesting period of the options effective December 31, 2009.

On July 19, 2010, the board of directors approved the Company’s 2010 Incentive Stock Plan (“2010 Stock Plan”). The 2010 Stock Plan allows for the reservation of 7,000,000 shares of the Company’s common stock for issuance under the plan. The 2010 Stock Plan became effective July 19, 2010 and terminates July 18, 2020. As of March 31, 2015, 20,000 shares had previously been granted (all granted in the year ended December 31, 2012) under the 2010 Stock Plan with an exercise price of $0.34 per option. These are the only shares that have been issued under the 2010 Stock Plan. The shares granted vested immediately and can become exercisable for so long as the Company remains a reporting company under the Securities Exchange Act of 1934. As of March 31, 2015, none of the shares issued under the 2010 Stock Plan have been exercised.

NOTE 16. SHAREHOLDERS’ (DEFICIT) EQUITY

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

The Company issued 7,500,000 shares of Halo common stock in exchange for $3,000,000 in debt or equity capital. The aggregate of 7,500,000 shares of Halo common stock was subject to clawback (and cancellation) by Halo in the event that EAM does not generate at least three million dollars ($3,000,000) in new capital to Halo within twelve months following the closing. Halo had the right to claw back 2.5 shares of Halo common stock for every dollar not raised within the twelve months. Any cash generated by EAM would have needed to be designated for use in Halo’s general operations and not that of the EHF business to release the clawback rights.

The Company issued 13,700,000 shares of Halo common stock for the purchase of intangible assets owned by EAM which included trade secrets and business processes used in the EHF business. The aggregate 13,700,000 shares of Halo common stock was subject to clawback (and cancellation) by Halo in the event that EAM fails to generate at least $10,000,000 of net operating cash flows from the EHF business within twenty-four months following the closing. Halo had the right to claw back 1.37 shares of Halo common for every dollar not generated from the net operating cash flows of the EHF business. Once the $10,000,000 in net operating cash flows from the EHF business was generated, the clawback rights would be released.

In applying the guidance of ASC 505 “Equity” to the above transactions, the clawback provisions create a performance commitment that has not been met. As such, although the transaction did provide for a grant date at which time the equity shares are issued and outstanding, the equity shares have not met the measurement date requirements required by ASC 505. Accordingly, the par value of the shares issued and outstanding have been recorded at the grant date and as the clawback rights are released and the measurement dates established, the fair value of the transactions would have been determined and recorded.

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

During March 2015, the Company entered into a $250,000 compromise and settlement agreement with the court appointed receivership holding 17,808,000 shares of the Company’s 21,200,000 common stock noted above. The physical stock certificate has been sent to the Company’s transfer agent to immediately cancel those respective outstanding shares of that Agreement. An additional 1,272,000 shares of the company’s common stock, all subject to the clawback provisions of the Agreement, have also been sent to the Company’s transfer agent to immediately cancel those respective common shares of that Agreement but as of the time of this filing those shares have not yet been canceled. The Company expects that to happen shortly. Secondarily, subject to the clawback provisions of the Agreement, the Company is actively pursuing the procurement of an additional physical certificate of 2,120,000 shares from a respective individual still in possession of the common stock certificate. As of the time of the filing of these financials, 3,392,000 of the 21,200,000 shares issued as part of the Agreement remain outstanding.

The Company’s total common shares outstanding totaled 48,556,083 at March 31, 2015.

Preferred Stock

In connection with the merger, the Company authorized 1,000,000 shares of Series Z Convertible Preferred Stock with a par value of $0.01 per share (the “Series Z Convertible Preferred”). The number of shares of Series Z Preferred Stock may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series Z Preferred Shares to less than the number of shares then issued and outstanding.  In the event any Series Z Preferred Shares shall be converted, (i) the Series Z Preferred Shares so converted shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series Z Preferred Shares set forth in this section shall be automatically reduced by the number of Series Z Preferred Shares so converted and the number of shares of the Corporation’s undesignated Preferred Stock shall be deemed increased by such number. The Series Z Convertible Preferred is convertible into common shares at the rate of 45 shares of common per one share of Series Z Convertible Preferred. The Series Z Convertible Preferred has liquidation and other rights in preference to all other equity instruments. Simultaneously upon conversion of the remaining Series A Preferred, Series B Preferred, and Series C Preferred and exercise of any outstanding stock options issued under the HGI 2007 Stock Plan into Series Z Convertible Preferred, they will automatically, without any action on the part of the holders, be converted into common shares of the Company. Since the merger, in connection with the exercise of stock options into common stock and converted Series A Preferred, Series B Preferred and Series C Preferred as noted above, 82,508 shares of Series Z Convertible Preferred were automatically authorized and converted into shares of the Company’s common stock leaving 917,492 shares of authorized undesignated Preferred Stock in the Company in accordance with the Series Z Convertible Preferred certificate of designation. As of March 31, 2015, there were 82,508 shares of Series Z Preferred authorized with zero shares issued and outstanding.

The Company authorized 175,000 shares of Series X Convertible Preferred Stock with a par value of $0.01 per share (the “Series X Preferred”). The number of shares of Series X Preferred may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series X Preferred to less than the number of shares then issued and outstanding. In the event any Series X Preferred Shares shall be redeemed, (i) the Series X Preferred so redeemed shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series X Preferred Shares set forth in this section shall be automatically reduced by the number of Series X Preferred Shares so redeemed and the number of shares of the Corporation's undesignated Preferred Stock shall be deemed increased by such number. The Series X Preferred Shares rank senior to the Company’s common stock to the extent of $10.00 per Series X Preferred Shares and on a parity with the Company’s common stock as to amounts in excess thereof. The holders of Series X Preferred shall not have voting rights. Holders of the Series X Preferred shall be entitled to receive, when and as declared by the board of directors, dividends at an annual rate of 9% payable in cash when declared by the board. Holders of Series X Preferred have a liquidation preference per share equal to $10.00. The liquidation preference was $536,770 as of March 31, 2015.

As of December 31, 2014, there were 143,677 shares authorized with 143,677 shares issued and outstanding. During March 2015, as part of the $250,000 compromise and settlement agreement with the court appointed receivership discussed above, the settlement agreement calls for a relinquishment and abandonment of any and all claims against Halo on 90,000 shares of the Company’s Series X Preferred stock belonging to the receivership. As such, as of March 31, 2015, there were 53,677 shares authorized, issued and outstanding. The 53,677 shares were related to the 2010 conversion from notes payable due to related parties.

In April 2012, the Company authorized 100,000 shares of Series E Convertible Preferred Stock (the “Series E Preferred”) with a par value of $0.001 per share, at ten dollars ($10.00) per share with a conversion rate of fifty (50) shares of the Company’s common stock for one share of Series E Preferred. The number of shares of Series E Preferred may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series E Preferred to less than the number of shares then issued and outstanding. In the event any Series E Preferred Shares shall be converted, (i) the Series E Preferred so converted shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series E Preferred Shares set forth shall be automatically reduced by the number of Series E Preferred Shares so converted and the number of shares of the Corporation's undesignated Preferred Stock shall be deemed increased by such number. The Series E Preferred Shares rank senior to the Company’s common stock to the extent of $10.00 per Series E Preferred Shares and on a parity with the Company’s common stock as to amounts in excess thereof. The holders of Series E Preferred shall not have voting rights. Holders of the Series E Preferred shall be entitled to receive, when and as declared by the board of directors, dividends at an annual rate of 9% payable in cash or common stock when declared by the board. Holders of Series E Preferred have a liquidation preference per share equal to $10.00. The liquidation preference was $700,000 as of March 31, 2015. Each share of Series E Preferred, if not previously converted by the holder, will automatically be converted into common stock at the then applicable conversion rate after thirty-six months from the date of purchase. As of March 31, 2015, there were 70,000 shares issued and outstanding with total cash consideration of $700,000, convertible into 3,500,000 shares of the Company’s common stock.

The HGI Series A Convertible Preferred Stock (the “Series A Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series A Preferred would be entitled to upon conversion, as defined in the Series A Preferred certificate of designation. The liquidation preference was $725,523, of which $166,024 is an accrued (but undeclared) dividend as of March 31, 2015. Holders of the Series A Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company. The Series A Preferred is convertible into the Company’s common stock at a conversion price of $1.25 per share. The Series A Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company. The Series A Preferred is redeemable at the option of the Company at $1.80 per share prior to conversion. As of March 31, 2015, there have been 127,001 shares of Series A Preferred converted or redeemed. The Series A Preferred does not have voting rights. The Series A Preferred ranks senior to the following capital stock of the Company: (a) Series B Preferred, and (b) Series C Preferred.

The HGI Series B Convertible Preferred Stock (the “Series B Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series B Preferred would be entitled to upon conversion. The liquidation preference was $596,494, of which $136,582 is an accrued (but undeclared) dividend as of March 31, 2015. Holders of the Series B Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company. The Series B Preferred is convertible into the Company’s common stock at a conversion price of $1.74 per share. The Series B Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company. The Series B Preferred is redeemable at the option of the Company at $2.30 per share prior to conversion. As of March 31, 2015, there have been 270,044 shares of Series B Preferred converted or redeemed. The Series B Preferred does not have voting rights. Series B Preferred ranks senior to the following capital stock of the Company: the Series C Preferred.

The HGI Series C Convertible Preferred Stock (the “Series C Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series C Preferred would be entitled to upon conversion. The liquidation preference was $402,134, of which $92,134 is an accrued (but undeclared) dividend as of March 31, 2015. Holders of the Series C Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company. The Series C Preferred is convertible into the Company’s common stock at an initial conversion price of $2.27 per share. The Series C Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company. The Series C Preferred is redeemable at the option of the Company at $2.75 per share prior to conversion. As of March 31, 2015, there have been 28,000 shares of Series C Preferred converted or redeemed. The Series C Preferred does not have voting rights. Series C Preferred ranks senior to the following capital stock of the Company: None.

The Company had issued and outstanding at March 31, 2015, 372,999 shares of Series A Preferred, 229,956 shares of Series B Preferred, and 124,000 shares of Series C Preferred, all with a par value of $0.001.

NOTE 17. SUBSEQUENT EVENTS

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

The Company is currently exploring potential opportunities with several client relationships that would allow the Company to implement its internally used asset management software platform as an external service for those customers. This is commonly known as Software as a Service (“SaaS”). The Company entered into a consulting and development agreement with a customer during late 2014, and then entered into a SaaS contract with that client who prepaid for a 12 month service plan during the three months ended March 2015. Cash receipts from customers in advance of revenue recognized are recorded as deferred revenue and will be earned over the entire SaaS contract period. The Company is still in its research phase of determining if this service line will remain ancillary or become a primary business component of the Company.

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

Significant effort and investment capital has been incurred by the Company over the past eleven years in order to attract and maintain a qualified and capable staff, develop proprietary software platforms, and implement systems, procedures, and infrastructure to execute the business plan on a large scale. Given the short time frame this current market opportunity has existed, we have a significant competitive advantage over others who may try to execute the same business plan.

Results of Operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014

To completely understand the Company’s results, the below discussion should be read in conjunction with Note 4 Operating Segments of the consolidated financial statements.

Revenues

For the three months ended March 31, 2015, revenue increased $901,229 and 152% to $1,493,517 from $592,288 for the three months ended March 31, 2014. The variance is primarily attributable to a (1) revenue increase of $889,097 in HPA (2) revenue decrease of $61,618 in HAM and (3) revenue increase of $73,750 related to the Company’s SaaS contract which is discussed in Company Overview section above.

The HPA revenue increase of $889,097 and 300% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 is primarily attributable to portfolio acquisition support performed during the current quarter which directly resulted in an increase in title reports, tax certification, property valuation analysis and the due diligence fee associated with this portfolio acquisition support.

As discussed in Note 2 of the consolidated financial statements, HAM revenues include boarding and initial asset management fees, success fees, and its monthly servicing fee. HAM revenues decreased $61,618 for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Attributable to the variance, the Company saw a slight reduction in its asset management fee, success fees, and monthly servicing fee during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This reduction is primarily attributable to less new boarding volume and the overall volume of assets being managed during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Overall, looking forward to the remainder of 2015, the Company continues to evaluate and refine its sales and marketing process to increase its earning potential. This process has and will continue to include management evaluating its sales methodology, sale closing efficiency, personnel and incentives, marketing sources, technology support, asset count, type of assets under management, customer base, and vendor relationships and pricing strategies. The Company is actively seeking growth of its asset units under management, both organically and via new client relationships.

Operating Expenses

Sales and marketing expenses include direct sales costs and marketing incurred in HPA for property preservation, tax and title reporting, eviction filing, mobile notary services, asset valuation, credit reports, and all other contract service commissions. Sales and marketing expenses increased $448,468 and 173% to $707,892 for the three months ended March 31, 2015 from $259,424 for the three months ended March 31, 2014. The increase is primarily related to the variable expense associated with the above noted increase in revenues in HPA (for portfolio acquisition support) over the same time period.

General and administrative expenses increased $49,541 and 27% to $231,032 for the three months ended March 31, 2015 from $181,491 for the three months ended March 31, 2014. The variance is primarily attributable to an increase in consulting fees (discussed in the related party Note 12 to the consolidated financials), travel expense primarily related to establishing SaaS revenue, and an increase in professional service fees rendered. The above increases are offset by a decrease in both health insurance expense (due to less headcount as discussed below) and depreciation.

Salaries, wages and benefits increased $408,612 and 82% to $905,941 for the three months ended March 31, 2015 from $497,329 for the three months ended March 31, 2014. The increase is primarily attributable to an increase in variable wages payable to several senior management personnel. The above increase is offset by a reduction in overall employee headcount primarily in HAM from the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Looking forward to the remainder of 2015, the Company will continue to gauge its headcount in the HAM subsidiary in line with the growth of asset units managed under HAM. As salaries, wages and benefits are the most significant cost to the Company, management actively monitors this cost to ensure it is in line with our business plan.

The Company experienced an overall increase in its net loss of $31,690 and 7% to a net loss of $467,426 for the three months ended March 31, 2015 from a net loss of $435,736 for the three months ended March 31, 2014, primarily attributable to the reasons noted above.

Significant Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. These policies are contained in Note 2 to the consolidated financial statements and included in Note 2 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in our significant accounting policies since the last fiscal year end 2014.

Liquidity and Capital Resources

As of March 31, 2015, the Company had cash and cash equivalents of $165,662. The increase of $92,680 in cash and cash equivalents from December 31, 2014 was due to net cash provided by operating activities of $119,347, offset by net cash used in financing activities of $26,667.

Net cash provided by operating activities was $119,347 for the three months ended March 31, 2015, compared to $389,124 net cash used in operating activities for the three months ended March 31, 2014.  The net cash provided by operating activities for the three months ended March 31, 2015 was due to net loss of $467,426, adjusted primarily by the following: an increase of $554,466 in accrued and other liabilities, an increase of $111,050 in deferred revenue, a decrease of $160,652 in accounts payable (specifically related to cash flows from operating), and non cash capitalization of interest in the note payable of $71,343 (discussed in note 9 of the consolidated financial statements). The remaining immaterial variance is related to non cash depreciation and amortization, and a decrease in gross trade accounts receivable.

The $554,466 increase in accrued and other liabilities is primarily related to the increase in deferred compensation and wages payable to a portion of the management team, vendor accruals for expense incurred in HPA for due diligence work (as discussed in the revenue section above), offset by a decrease in accrued interest. The $111,050 increase in deferred revenue is a short term timing difference between cash receipts and the Company’s revenue recognition for its SaaS contract (as discussed in Note 1 of the consolidated financials).

On the balance sheet, accounts payable increased by $89,349 at March 31, 2015 from December 31, 2015. This is the result of the $250,000 increase in accounts payable directly related the receivership settlement discussed in Note 1 to the consolidated financial statements and included on the consolidated statements of cash flows as non cash supplemental information. The $250,000 receivership settlement is offset by a $160,652 decrease in accounts payable (specifically related to cash flows from operating) for the three months ended March 31, 2015 and is primarily related to the overall cash flow management of the Company.

Net cash provided by investing activities remains unchanged for the three months ended March 31, 2015, as well as for the three months ended March 31, 2014.

Net cash used in financing activities was $26,667 for the three months ended March 31, 2015, compared to net cash provided by financing activities of $398,477 for the three months ended March 31, 2014. Financing activities for the three months ended March 31, 2015 consisted primarily of the $25,000 and $1,667 in principal payments on notes payable to related parties and subordinated debt, respectively.

As shown below, at March 31, 2015, our contractual cash obligations totaled approximately $3,468,438, all of which consisted of operating lease obligations and debt principal and accrued interest repayment.

	Payments due by December 31,
Contractual Obligations	2015	2016-2017	2018-2019	2020 & Thereafter	Total
Debt Obligations	$1,297,005	$2,161,902	$0	$0	$3,458,907

Operating Lease Obligations	$9,531	$0	$0	$0	$9,531

Total Contractual Cash Obligations	$1,306,536	$2,161,902	$0	$0	$3,468,438

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

Off Balance Sheet Transactions and Related Matters

Other than operating leases discussed in Note 14 to the consolidated financial statements, there are no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.

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

See Note 14 to the consolidated financial statements for more information

Item 1A. Risk Factors

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

Date: May 15, 2015	By:	/s/ Brandon Cade Thompson
Brandon Cade Thompson
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2015	By:	/s/ Robbie Hicks
Robbie Hicks
Chief Accounting Officer
(Principal Financial Officer)

