Form 10-Q
period 2015-06-30
Halo Companies, Inc.
filed 2015-08-12
CIK 814286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes  [_] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, August 12, 2015: 48,562,750 shares of Common Stock, $.001 par value per share outstanding.

Halo Companies, Inc.

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets at June 30, 2015 (unaudited) and December 31, 2014	3
	Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2015 and 2014	4
	Consolidated Statements of Changes in Shareholders’ Deficit (unaudited) for the six months ended June 30, 2015 and 2014	5
	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2015 and 2014	6
	Notes to Consolidated Financial Statements	7-22
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 4T.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29-30
Item 1A.	Risk Factors	30-32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	33
	SIGNATURES	34

Part 1 – Financial Information

Item 1. Financial Statements

Halo Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2015	December 31, 2014
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$37,386	$72,982
Trade accounts receivable, net of allowance for doubtful
accounts of $0 and $375,665, respectively	121,773	141,634
Total current assets	159,159	214,616

PROPERTY, EQUIPMENT AND SOFTWARE, net	58,561	70,526
OTHER ASSETS	16,667	23,333
TOTAL ASSETS	$234,387	$308,475

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$724,985	$485,869
Accrued and other liabilities (including $209,953 and
$166,992 to related parties, respectively)	1,833,490	915,900
Deferred revenue	81,100	1,800
Current portion of subordinated debt	33,333	31,250
Current portion of notes payable to related parties	1,052,355	959,365
Total current liabilities	3,725,263	2,394,184

SUBORDINATED DEBT, LESS CURRENT PORTION	75,000	85,000
NOTES PAYABLE TO RELATED PARTIES, LESS CURRENT PORTION	167,023	179,358
NOTE PAYABLE	1,945,476	1,805,000
DERIVATIVE LIABILITY	2,434	2,434
Total liabilities	5,915,196	4,465,976

SHAREHOLDERS' DEFICIT
Series Z Convertible Preferred Stock, par value $0.01 per share; 82,508 shares
authorized; 0 shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Preferred Stock, par value $0.001 per share; 917,492 shares
authorized; 0 shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Series X Convertible Preferred Stock, par value $0.01 per share; 53,677 and 143,677 shares authorized;
53,677 and 143,677 shares issued and outstanding, liquidation preference of $536,770 and	537	1,437
$1,436,770 at June 30, 2015 and December 31, 2014, respectively
Series E Convertible Preferred Stock, par value $0.001 per share; 100,000 shares authorized;
70,000 shares issued and outstanding at June 30, 2015 and December 31, 2014,
liquidation preference of $700,000	70	70
Halo Group, Inc. Preferred Stock, par value $0.001 per share; 2,000,000 shares authorized
Series A Convertible Preferred Stock;
372,999 shares issued and outstanding at June 30, 2015 and December 31, 2014,
liquidation preference of $740,350	373	373
Series B Convertible Preferred Stock;
229,956 shares issued and outstanding at June 30, 2015 and December 31, 2014,
liquidation preference of $608,629	230	230
Series C Convertible Preferred Stock;
124,000 shares issued and outstanding at June 30, 2015 and December 31, 2014,
liquidation preference of $410,322	124	124
Common Stock, par value $0.001 per share; 375,000,000 shares authorized;
48,562,750 and 66,364,083 shares issued and outstanding
at June 30, 2015 and December 31, 2014, respectively	48,563	66,364
Additional paid-in capital	7,407,532	7,638,764
Accumulated deficit	(13,138,238)	(11,864,863)
Total shareholders' deficit	(5,680,809)	(4,157,501)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$234,387	$308,475

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
REVENUE (including $120,168, $114,680, $230,385 and
$218,255 from related parties, respectively)	$505,148	$827,905	$1,998,665	$1,420,193

OPERATING EXPENSES
Sales and marketing expenses	170,946	206,781	878,837	466,205
General and administrative expenses (including $86,780, $0,
$133,560 and $0 to related parties, respectively)	211,329	194,173	442,361	375,664
Salaries, wages, and benefits	739,223	428,093	1,645,164	925,422
Total operating expenses	1,121,498	829,047	2,966,362	1,767,291

OPERATING INCOME (LOSS)	(616,350)	(1,142)	(967,697)	(347,098)

OTHER INCOME (EXPENSE)
Gain on change in fair value of derivative	—	10,518	—	13,533
Interest expense (including $90,589, $27,260, $123,256 and
$49,010 to related parties, respectively)	(176,456)	(103,671)	(292,534)	(196,466)
Net income (loss) from operations, before income tax provision	(792,806)	(94,295)	(1,260,231)	(530,031)

INCOME TAX PROVISION	13,144	22,125	13,144	22,125

NET INCOME (LOSS)	$(805,950)	$(116,420)	$(1,273,375)	$(552,156)

Loss per share:
Basic and diluted	$(0.02)	$(0.00)	$(0.02)	$(0.01)

Weighted Average Shares Outstanding
Basic and diluted	48,559,417	66,364,083	57,463,417	66,364,083

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Halo Companies, Inc. Common Stock		Halo Companies, Inc. Series X Convertible Preferred Stock		Halo Companies, Inc. Series E Convertible Preferred Stock		Halo Group, Inc. Series A Convertible Preferred Stock		Halo Group, Inc. Series B Convertible Preferred Stock		Halo Group, Inc. Series C Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2013	66,364,083	$66,364	143,677	$1,437	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$7,638,764	$(10,600,783)	$(2,893,421)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(552,156)	(552,156)

Balance at June 30, 2014	66,364,083	$66,364	143,677	$1,437	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$7,638,764	$(11,152,939)	$(3,445,577)

Balance at December 31, 2014	66,364,083	$66,364	143,677	$1,437	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$7,638,764	$(11,864,863)	$(4,157,501)

Redemption of Series X Convertible Preferred
Stock per settlement agreement (FN 16)	—	—	(90,000)	(900)	—	—	—	—	—	—	—	—	(249,100)	—	(250,000)

Issuance of Common Shares	6,667	7	—	—	—	—	—	—	—	—	—	—	60	—	67

Cancellation of Common Shares per
settlement agreement (FN 16)	(17,808,000)	(17,808)	—	—	—	—	—	—	—	—	—	—	17,808	—	—

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,273,375)	(1,273,375)

Balance at June 30, 2015	48,562,750	$48,563	53,677	$537	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$7,407,532	$(13,138,238)	$(5,680,809)

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATIONS

Net (loss) income	$(1,273,375)	$(552,156)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	11,965	28,659
Amortization of loan origination costs	6,666	6,667
Capitalization of interest into note payable and notes payable to related parties	146,131	120,772
Bad debt expense	1	92
Gain on change in fair value of derivative	—	(13,533)
Note receivable write off	50,000	—
Changes in operating assets and liabilities:
Accounts receivable	19,860	(122,321)
Other assets	—	2,922
Accounts payable	(10,884)	(7,178)
Accrued and other liabilities	917,590	270,755
Deferred rent	—	(127,012)
Deferred revenue	79,300	875
Net cash used in operating activities	(52,746)	(391,458)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in affiliate	(50,000)	—
Net cash used in investing activities	(50,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to related parties	100,000	405,000
Principal payments on notes payable to related parties	(25,000)	(6,117)
Principal payments on subordinated debt	(7,917)	(2,917)
Proceeds received from issuance of common stock	67	—
Net cash provided by financing activities	67,150	395,966

Net (decrease) increase in cash and cash equivalents	(35,596)	4,508

CASH AND CASH EQUIVALENTS, beginning of period	72,982	127,048

CASH AND CASH EQUIVALENTS, end of period	$37,386	$131,556

SUPPLEMENTAL INFORMATION
Cash paid for taxes - Texas Margin Tax	$13,144	$—
Cash paid for interest	$88,075	$42,308
NONCASH SUPPLEMENTAL INFORMATION
Cancellation of stock for settlement payment	$250,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc.

Notes To Consolidated Financial Statements

June 30, 2015

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

During March 2015, the Company entered into a $250,000 compromise and settlement agreement with the court appointed receivership holding 17,808,000 shares of the Company’s common stock. This stock was subject to the unearned “clawback” provisions discussed in Note 16 below. The physical stock certificate has been sent to the Company’s transfer agent to immediately cancel those respective outstanding shares of that Agreement. Further, this settlement agreement calls for a relinquishment and abandonment of any and all claims against Halo on 90,000 shares of the Company’s Series X Preferred stock belonging to the receivership (original liquidation value of $10 per share). Lastly, the Company had $375,665 in accounts receivable owed from the receivership which had previously been fully reserved. With the settlement now in place, the Company wrote off this accounts receivable balance and released the allowance reserve held. The Settlement requires $250,000 to be paid by the Company to the receivership over a twelve month period with the start date April 1, 2015. As the receivership owed the Company $22,500 for success fees previously earned (this receivable was not part of the $375,665 in fully reserved accounts receivable noted above), the first $22,500 of the $250,000 owed was settled via a reduction of the $22,500 accounts receivable balance for the April 1 and part of the May 1, 2015 scheduled payments.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial statements are unaudited; however, in the opinion of management, all adjustments considered necessary for fair presentation of the results of the interim periods have been included (consisting of normal recurring accruals). The accompanying consolidated financial statements as of June 30, 2015, and for the three and six months ended June 30, 2015 and 2014, include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

The Company is currently exploring potential opportunities with several client relationships that would allow the Company to implement its internally used asset management software platform as an external service for those customers. This is commonly known as Software as a Service (“SaaS”). The Company entered into a SaaS contract with one client who prepaid for a 12 month service plan during early 2015. Cash receipts from customers in advance of revenue recognized are recorded as deferred revenue and will be earned over the entire SaaS contract period. The Company is still in its research phase of determining if this service line will remain ancillary or become a primary business component of the Company.

HAM and HPA receivables are typically paid the month following services performed. As of June 30, 2015 and 2014, the Company’s accounts receivable are made up of the following percentages; HAM at 47% and 91% and HPA at 53% and 9%, respectively.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: past transaction history with the customer, current economic and industry trends, and changes in customer payment terms. The Company provides for estimated uncollectible amounts through an increase to the allowance for doubtful accounts and a charge to earnings based on actual historical trends and individual account analysis. Balances that remain outstanding after the Company has used reasonable collection efforts are written-off through a charge to the allowance for doubtful accounts. The below table summarizes the Company’s allowance for doubtful accounts as of June 30, 2015 and December 31, 2014:

	Balance at Beginning of Period	Increase in the Provision	Accounts Receivable Write-offs	Balance at End of Period
Six Months ended June 30, 2015
Allowance for doubtful accounts	$375,665	$1	$375,666	$0
Year ended December 31, 2014
Allowance for doubtful accounts	$375,665	$135	$135	$375,665

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

Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing (i) net income (loss) available to common shareholders (numerator), by (ii) the weighted average number of common shares outstanding during the period (denominator). Diluted net income (loss) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. At June 30, 2015 and 2014, there were 4,623,959 and 4,596,126 shares, respectively, underlying potentially dilutive convertible preferred stock and stock options outstanding. These shares were not included in dilutive weighted average shares outstanding for the three and six months ended June 30, 2015 and 2014 because their effect is anti-dilutive due to the Company’s reported net loss.

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

Principles of Consolidation

The consolidated financial statements of the Company for the three and six months ended June 30, 2015 and 2014 include the financial results of HCI, HGI, HBI, HPA and HAM. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of 90 days or less to be cash equivalents.

Other Assets

At June 30, 2015, other assets were $16,667 ($40,000 in total origination fees paid offset by $23,333 in accumulated amortization of those fees) for the senior unsecured promissory note discussed in Note 9. The fees are to be amortized over the life of the promissory note. At December 31, 2014, other assets were $23,333 ($40,000 in total origination fees offset by $16,667 in accumulated amortization) for the senior unsecured promissory note.

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

Long-Lived Assets

Long-lived assets are reviewed on an annual basis or whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by that asset. If it is determined that the carrying amount of an asset may not be recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is the estimated value at which the asset could be bought or sold in a transaction between willing parties. There were no impairment charges for the three and six months ended June 30, 2015 and 2014.

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

The Company accounts for its position in tax uncertainties under ASC 740-10. ASC 740-10 establishes standards for accounting for uncertainty in income taxes. ASC 740-10 provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. ASC 740-10 applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the three and six months ended June 30, 2015 or 2014.

The Company incurred no penalties or interest for taxes for the three and six months ended June 30, 2015 or 2014. The Company is subject to a three year statute of limitations by major tax jurisdictions for the fiscal years ended December 31, 2011, 2012 and 2013. The Company files income tax returns in the U.S. federal jurisdiction.

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

The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2018.

NOTE 3. CONCENTRATIONS OF CREDIT RISK

The Company maintains aggregate cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). During the three and six months ended June 30, 2015, the FDIC insured deposit accounts up to $250,000. At June 30, 2015, the Company’s cash accounts were all less than the $250,000 FDIC insured amount and as such were insured in full.

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

Operating Segments	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue:
Halo Asset Management	$275,820	$579,902	$516,719	$882,419
Halo Portfolio Advisors	199,184	248,003	1,378,052	537,774
Other	30,144	—	103,894	—
Net revenue	$505,148	$827,905	$1,998,665	$1,420,193

Operating income (loss):
Halo Asset Management	$196,685	$392,799	$316,112	$432,412
Halo Portfolio Advisors	42,957	39,668	516,295	85,651
Other	—	—	—	—
Less: Corporate expenses (a)	(1,045,592)	(548,887)	(2,105,782)	(1,070,219)
Operating income (loss):	$(805,950)	$(116,420)	$(1,273,375)	$(552,156)

a.	Corporate expenses include salaries, benefits and other expenses, including rent and general and administrative expenses, related to corporate office overhead and functions that benefit all operating segments. Corporate expenses also include interest expense. Corporate expenses are expenses that the Company does not directly allocate to any segment above. Allocating these indirect expenses to operating segments would require an imprecise allocation methodology. Further, there are no material amounts that are the elimination or reversal of transactions between the above reportable operating segments.

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

For the three and six months ended June 30, 2015 or 2014, there have been no material transactions between reportable units that would materially affect an operating segment profit or loss. Intercompany transactions are eliminated in the consolidated financial statements.

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

The Company has incurred an accumulated deficit of $13,138,238 as of June 30, 2015. However, of the accumulated deficit, $2,110,748 of expense was incurred as stock-based compensation, $592,729 in depreciation expense, and $279,241 in impairment loss on investment in portfolio assets, all of which are noncash expenses. Further, $906,278 of the accumulated deficit is related to the issuance of stock dividends, also non cash reductions. The $3,888,996 total of these non-cash retained earnings reductions represents 30% of the total deficit balance.

NOTE 6. PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software consist of the following as of June 30, 2015 and December 31, 2014, respectively:

Computers and purchased software	$147,800	$158,899
Furniture and equipment	203,427	203,427
	351,227	362,326
Less: accumulated depreciation	(292,666)	(291,800)
	$58,561	$70,526

Depreciation totaled $5,742, $11,965, $14,286 and $28,659 for the three and six months ended June 30, 2015 and 2014, respectively. The Company retired $11,099 of fully depreciated assets during the six months ended June 30, 2015, and as such there was no financial statement impact from the retired assets.

NOTE 7. ACCRUED AND OTHER LIABILITIES

The Company had $1,833,490 in accrued liabilities at June 30, 2015. Included in this accrual is $444,418 in accrued interest ($234,825 of this balance is related to interest on the secured asset promissory note discussed in more detail in Note 11). The accrual also includes $659,567 in deferred compensation and $729,505 in wages payable to several senior management personnel. The Company had $915,900 in accrued liabilities at December 31, 2014. Included in this accrual is $392,756 in accrued interest ($223,987 of this balance is related to interest on the secured asset promissory note discussed in more detail in Note 12) and $523,144 in deferred compensation to several senior management personnel.

NOTE 8. NOTES PAYABLE TO RELATED PARTIES

During March 2011, the Company entered into one unsecured promissory note with a related party (a previous company director) in the amount of $250,000 (the “2011 Related Party Note”). The 2011 Related Party Note had a fixed interest amount of $50,000 and a maturity date of July 31, 2011. On September 20, 2011, the 2011 Related Party Note was amended to include the 2011 Related Party Note plus $52,426 of accrued interest for a total note balance of $302,426. The 2011 Related Party Note has a 6% interest rate and is a monthly installment note with final balloon payment at maturity in September 2014. At the time of the filing of these consolidated financial statements, the Company and the related party had not finalized an extended maturity date, and as such the entire $191,809 2011 Related Party Note balance is included in current portion of notes payable to related parties as of June 30, 2015. As of December 31, 2014, the 2011 Related Party Note was $186,154, all of which is included in current portion of notes payable to related parties.

On September 1, 2011, several previous related party notes totaling $370,639 were amended and consolidated (“the 2011 Consolidated Related Party Note”). This note bears interest of 6% and has a maturity date of September 15, 2016. As of December 31, 2014, the 2011 Consolidated Related Party Note balance was $267,569, of which $88,211 is included in current portion of notes payable to related parties. As of June 30, 2015, the 2011 Consolidated Related Party Note balance was $267,569, of which $100,546 is included in current portion of notes payable to related parties.

As of December 31, 2014, a Company director had an outstanding advance to the Company of $500,000 for short term capital. As of June 30, 2015, the outstanding advance balance was $500,000. At the time of the filing of these consolidated financial statements, the Company and the director had not finalized a maturity date for the advance repayment, and as such the entire balance is included in current portion of notes payable to related parties. Through March 31, 2015, the advance accrued interest at a rate of 15%. Effective in April 2015, the advance began accruing interest at a flat rate of $25,000 per month.

As of December 31, 2014, the Company’s President and Chief Legal Officer had an outstanding advance balance of $70,000 for short term capital. During the six months ended June 30, 2015, the Company received advances of $100,000 and made $25,000 in principal advance repayments. As of June 30, 2015, the outstanding advance balance was $145,000. At the time of the filing of these consolidated financial statements, the Company and the President had not finalized a maturity date for the advance repayment, and as such the entire balance is included in current portion of notes payable to related parties. The advance accrued interest at a rate of 15%.

As of December 31, 2014, the Company’s CEO and Director of the Board had an outstanding advance balance of $115,000 for short term capital. As of June 30, 2015, the outstanding advance balance was $115,000. At the time of the filing of these consolidated financial statements, the Company and the CEO had not finalized a maturity date for the advance repayment, and as such the entire balance is included in current portion of notes payable to related parties. The advance accrued interest at a rate of 15%.

As of June 30, 2015, the notes payable to related party balance totaled $1,219,378, of which $1,052,355 is included in current portion of notes payable to related parties in the consolidated financial statements. As of December 31, 2014, the notes payable to related party balance totaled $1,138,723, of which $959,365 is included in current portion of notes payable to related parties in the consolidated financial statements.

The Company incurred $90,589, $123,256, $27,260 and $49,010 of interest expense to directors, officers, and other related parties during the three and six months ended June 30, 2015 and 2014, respectively. Accrued interest due to directors and other related parties totaled $209,953 at June 30, 2015, all of which is included in accrued and other current liabilities. Accrued interest due to directors and other related parties totaled $166,992 at December 31, 2014, all of which is included in accrued and other current liabilities.

NOTE 9. NOTE PAYABLE

In October 2013, the Company entered into a senior unsecured convertible promissory note agreement of $1,500,000. The terms of the note include an interest rate of 15% with a maturity date of October 10, 2016. The Company, although not required, is entitled to capitalize any accrued interest into the outstanding principal balance of the note up until maturity. At the maturity date, all unpaid principal and accrued interest is due. As part of the promissory note, the Company was required to pay origination fees and expenses associated with this note agreement (discussed in Other Assets Note 2), pay the subordinated debt originated in January 2010, pay $375,000 to a related party note held by a director, with the remaining use of proceeds for general corporate purposes including payment of deferred compensation to several management personnel. Additionally, the noteholder has the right, but not the obligation, to convert up to $1,000,000 of the principal balance of the note into common shares of the Company. The $1,000,000 maximum conversion ratio would entitle the noteholder to a maximum total of 10% of the then outstanding common stock of the Company, calculated on a fully diluted basis. Any conversion of the principal amount of this note into common stock would effectively lower the outstanding principal amount of the note. As of June 30, 2015, the note payable balance was $1,945,476, which includes capitalized interest of $445,476. As of December 31, 2014, the note payable balance was $1,805,000, which includes capitalized interest of $305,000.

NOTE 10. SUBORDINATED DEBT

During January 2010, the Company authorized a $750,000 subordinated debt offering (“Subordinated Offering”), which consisted of the issuance of notes paying a 16% coupon with a 1% origination fee at the time of closing. The maturity date of the notes was December 31, 2013. In October 2013, the Company entered into a senior unsecured convertible promissory note (discussed in Note 9) which required the use of those financing proceeds to pay down the subordinated debt. As such, as of December 31, 2013, the remaining balance was $0.

As part of the Subordinated Offering, the Company granted to investors common stock purchase warrants (the “Warrants”) to purchase an aggregate of 200,000 shares of common stock of the Company at an exercise price of $0.01 per share. The 200,000 shares of common stock contemplated to be issued upon exercise of the Warrants are based on an anticipated cumulative debt raise of $750,000. The investors are granted the Warrants pro rata based on their percentage of investment relative to the $750,000 aggregate principal amount of notes contemplated to be issued in the Subordinated Offering. A total of 112,000 warrants were issued. The Warrants shall have a term of seven years, exercisable from January 31, 2015 to January 31, 2017. During 2015, 6,667 of the 112,000 warrants were purchased for $67 and converted to common stock.

The Company follows the provisions of ASC 815, “Derivatives and Hedging”. ASC 815 requires freestanding contracts that are settled in a company’s own stock to be designated as an equity instrument, assets or liability. Under the provisions of ASC 815, a contract designated as an asset or liability must be initially recorded and carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires. Accordingly, the Company determined that the warrants should be accounted for as derivative liabilities and has recorded the initial value as a debt discount which was amortized into interest expense using the effective interest method. As of December 31, 2013, the balance of the debt discount was $0 (fully amortized). Subsequent changes to the marked-to-market value of the derivative liability are recorded in earnings as derivative gains and losses. As of June 30, 2015 and December 31, 2014, there were 105,333 and 112,000 warrants outstanding, respectively, with a derivative liability of $2,434. The Warrants were valued using the Black-Scholes model, which resulted in the fair value of the warrants at $0.02 per share using the following assumptions:

June 30, 2015
Risk-free rate	0.69%
Expected volatility	719%
Expected remaining life (in years)	1.59
Dividend yield	0.00%

During August 2012, the Company entered into an additional $25,000 subordinated term note with a then current holder of the Company’s subordinated debt. The note pays an 18% coupon rate with a maturity date of August 31, 2015. There are no warrants associated with this subordinated term note. Repayment terms of the note included interest only payments through February 28, 2013. Thereafter, level monthly payments of principal and interest are made as calculated on a 60 month payment amortization schedule with final balloon payment due at maturity. The rights of the holder of this note is subordinated to any and all liens granted by the Company to a commercial bank or other qualified financial institution in connection with lines of credit or other loans extended to the Company in an amount not to exceed $2,000,000, and liens granted by the Company in connection with the purchase of furniture, fixtures or equipment. As of June 30, 2015, the remaining balance of this note totals $13,333, all of which is included in current portion of subordinated debt. As of December 31, 2014, the remaining balance of this note totals $16,250, all of which is included in current portion of subordinated debt.

During October 2014, the Company entered into an additional $100,000 subordinated term note with the current holder of the Company’s subordinated debt. The note pays an 18% coupon rate with a maturity date of September 30, 2017. There are no warrants associated with this subordinated term note. Repayment terms of the note include interest only payments through March 31, 2015. Thereafter, level monthly payments of principal and interest are made as calculated on a 60 month payment amortization schedule with final balloon payment due at maturity. The rights of the holder of this note is subordinated to any and all liens granted by the Company to a commercial bank or other qualified financial institution in connection with lines of credit or other loans extended to the Company in an amount not to exceed $3,500,000, and liens granted by the Company in connection with the purchase of furniture, fixtures or equipment. As of June 30, 2015, the remaining balance of this note totals $95,000, of which $20,000 is included in current portion of subordinated debt. As of December 31, 2014, the remaining balance of this note totals $100,000, of which $15,000 is included in current portion of subordinated debt.

NOTE 11. SECURED ASSET PROMISSORY NOTE

During December 2010, the Company authorized a debt offering to be secured by real estate assets purchased in connection with Equitas Housing Fund, LLC, (“Equitas Offering”). The Equitas Offering generated $1,200,000 in proceeds. Of the $1,200,000 in proceeds received in December 2010, $300,000 was used to acquire non-performing, residential mortgage notes and the balance was used for mortgage note workout expenses and operational expenses of Halo Asset Management. The Secured Asset Promissory Notes consisted of a 25% coupon. In May 2013, the Secured Asset Promissory Note was paid in full, along with $150,000 of the outstanding accrued interest balance. Halo and the secured asset promissory note holder agreed to include the remaining accrued interest in a promissory note due December 31, 2014. The promissory note will accrue interest at a 10% annual rate, with interest only payments due periodically and final balloon payment due at maturity. At the time of the filing of these consolidated financial statements, the Company and note holder have not finalized an extended maturity date. As such, as of June 30, 2015, the entire accrued interest balance of $234,825 is included in current portion of accrued interest. As of December 31, 2014, the entire accrued interest balance of $223,987 is included in current portion of accrued interest. For the three and six months ended June 30, 2015 and 2014, the Company incurred $5,419, $10,838, $5,419 and $10,838, respectively, in interest expense on the note.

NOTE 12. RELATED PARTY TRANSACTIONS

For the three and six months ended June 30, 2015 and 2014, HAM recognized monthly servicing fee revenue totaling $120,168, $230,385, $114,680 and $218,255, respectively, from an entity that is an affiliate of the Company. Further, facilities rent expense discussed in Note 14 was expensed and paid to the same affiliate. Additionally, for the three and six months ended June 30, 2015, the Company incurred $50,000 and $50,000, respectively, in the write off of a note receivable it invested during the three months ended June 30, 2015 in the same affiliate of the Company. The write off is included in general and administrative expenses on the consolidated statements of operations and discussed further in section Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

For the three and six months ended June 30, 2015 and 2014, the Company incurred interest expense to related parties (See Note 8).

For the three and six months ended June 30, 2015 and 2014, the Company incurred $0, $20,000, $0 and $0, respectively, in commission expense to an entity that is an affiliate of the Company.

For the three and six months ended June 30, 2015 and 2014, the Company incurred $15,000, $20,000, $0 and $0, respectively, in consulting expense to an entity that is an affiliate of the Company.

NOTE 13. INCOME TAXES

For the three and six months ended June 30, 2015 and 2014, the effective tax rate of -2%, -1%, -23% and -4% varies from the U.S. federal statutory rate primarily due to state income taxes, net losses, certain non-deductible expenses and an increase in the valuation allowance associated with the net operating loss carryforwards. Our deferred tax assets related to net operating loss carryforwards remain fully reserved due to uncertainty of utilization of those assets.

Deferred tax assets and liabilities are computed by applying the effective U.S. federal and state income tax rate to the gross amounts of temporary differences and other tax attributes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At June 30, 2015, the Company believed it was more likely than not that future tax benefits from net operating loss carry-forwards and other deferred tax assets would not be realizable through generation of future taxable income and are fully reserved.

The Company has net operating loss (“NOL”) carry-forwards of approximately $6,900,000 available for federal income tax purposes, which expire from 2024 to 2034. Separately, because of the changes in ownership that occurred on June 30, 2004 and September 30, 2009, prior to GVC merging with HCI, and based on the Section 382 Limitation calculation, the Company will be allowed approximately $6,500 per year of GVC Venture Corp.’s federal NOLs generated prior to June 30, 2004 until they would otherwise expire. The Company would also be allowed approximately $159,000 per year of GVC Venture Corp.’s federal NOLs generated between June 30, 2004 and September 30, 2009 until they would otherwise expire.

NOTE 14. COMMITMENTS AND CONTINGENCIES

The Company leases very limited office equipment, each under a non-cancelable operating lease providing for minimum monthly rental payments. In relation to its office facilities, the Company has not entered into any additional office lease whereby it is contractually committed. The Company currently pays for its office space on a month to month basis, and will continue to do so for the foreseeable future.

Future minimum rental obligations as of June 30, 2015 are as follows:

Years Ending December 31:
2015	$3,696
Thereafter	3,696
Total minimum lease commitments	$7,392

For the three and six months ended June 30, 2015 and 2014, the Company incurred facilities rent expense totaling $21,780, $43,560, $29,751 and $59,493, respectively.

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

NOTE 15. STOCK OPTIONS

The Company granted stock options to certain employees under the HGI 2007 Stock Plan, as amended (the “Plan”). The Company was authorized to issue 2,950,000 shares subject to options, or stock purchase rights under the Plan. These options (i) vest over a period no greater than two years, (ii) are contingently exercisable upon the occurrence of a specified event as defined by the option agreements, and (iii) expire three months following termination of employment or five years from the date of grant depending on whether or not the options were granted as incentive options or non-qualified options. At September 30, 2009, pursuant to the terms of the merger, all options granted prior to the merger were assumed by the Company and any options available for issuance under the Plan but unissued, have been forfeited and consequently the Company has no additional shares subject to options or stock purchase rights available for issuance under the Plan. As of June 30, 2015, 438,300 option shares have been exercised. Total stock options outstanding as of June 30, 2015 total 170,000. The weighted average remaining contractual life of the outstanding options at June 30, 2015 is approximately 2.25 years.

A summary of stock option activity in the Plan is as follows:

			Weighted
		Exercise	Average
	Number of	Price	Exercise
	Options	Per Option	Price
Outstanding at December 31, 2013	681,700	$0.01 – 1.59	$1.00
Granted	—	—	—
Exercised	—	—	—
Canceled	(511,700)	0.94 – 1.59	1.06
Outstanding at December 31, 2014	170,000	$0.01	$0.01
Granted	—	—	—
Exercised	—	—	—
Canceled	—	—	—
Outstanding at June 30, 2015	170,000	$0.01	$0.01

All stock options granted under the Plan and as of June 30, 2015 became exercisable upon the occurrence of the merger that occurred on September 30, 2009. As such, equity-based compensation for the options was recognized in earnings from issuance date of the options over the vesting period of the options effective December 31, 2009.

On July 19, 2010, the board of directors approved the Company’s 2010 Incentive Stock Plan (“2010 Stock Plan”). The 2010 Stock Plan allows for the reservation of 7,000,000 shares of the Company’s common stock for issuance under the plan. The 2010 Stock Plan became effective July 19, 2010 and terminates July 18, 2020. As of June 30, 2015, 20,000 shares had previously been granted (all granted in the year ended December 31, 2012) under the 2010 Stock Plan with an exercise price of $0.34 per option. These are the only shares that have been issued under the 2010 Stock Plan. The shares granted vested immediately and can become exercisable for so long as the Company remains a reporting company under the Securities Exchange Act of 1934. As of June 30, 2015, none of the shares issued under the 2010 Stock Plan have been exercised.

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

As mentioned above, the Agreement provides for “clawback” provisions, pursuant to which all of the shares of Halo Common Stock issued to the member of EAM are subject to forfeiture in the event certain financial metrics are not timely achieved. The financial metrics call for significant cash generation by EHF within the first 12 months, and within the first 24 months following the closing date. We refer you to Section 2(b)(i) and (ii) of the Agreement, for the specifics of the clawback provisions. As of December 31, 2012, no cash was generated by EHF. The times to meet both the 12 month and 24 month financial metrics have lapsed and the metrics have not been met. Based upon the events that have transpired, and the lack of progress toward the financial metrics, the Company demanded that the recipients of the shares of Halo Common Stock give effect to both clawback provisions and immediately forfeit back all of the Halo shares issued to such recipients – an aggregate of 21,200,000 shares. Additionally, the Company has instructed the Company’s transfer agent to cancel all of the shares of Company Common Stock issued pursuant to the Agreement. As of December 31, 2014, the Company’s transfer agent refused to cancel the shares without either (i) presentation of the physical certificates to the transfer agent, or (ii) a court order requiring the transfer agent to cancel. As of December 31, 2014, the Company had been unsuccessful in its attempts to procure the physical certificates for presentment to the transfer agent, and the Company had yet to secure a court order requiring the transfer agent to cancel the certificates.

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

The Company’s total common shares outstanding totaled 48,562,750 at June 30, 2015.

Preferred Stock

In connection with the 2009 merger, the Company authorized 1,000,000 shares of Series Z Convertible Preferred Stock with a par value of $0.01 per share (the “Series Z Convertible Preferred”). The number of shares of Series Z Preferred Stock may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series Z Preferred Shares to less than the number of shares then issued and outstanding.  In the event any Series Z Preferred Shares shall be converted, (i) the Series Z Preferred Shares so converted shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series Z Preferred Shares set forth in this section shall be automatically reduced by the number of Series Z Preferred Shares so converted and the number of shares of the Corporation’s undesignated Preferred Stock shall be deemed increased by such number. The Series Z Convertible Preferred is convertible into common shares at the rate of 45 shares of common per one share of Series Z Convertible Preferred. The Series Z Convertible Preferred has liquidation and other rights in preference to all other equity instruments. Simultaneously upon conversion of the remaining Series A Preferred, Series B Preferred, and Series C Preferred and exercise of any outstanding stock options issued under the HGI 2007 Stock Plan into Series Z Convertible Preferred, they will automatically, without any action on the part of the holders, be converted into common shares of the Company. Since the merger, in connection with the exercise of stock options into common stock and converted Series A Preferred, Series B Preferred and Series C Preferred as noted above, 82,508 shares of Series Z Convertible Preferred were automatically authorized and converted into shares of the Company’s common stock leaving 917,492 shares of authorized undesignated Preferred Stock in the Company in accordance with the Series Z Convertible Preferred certificate of designation. As of June 30, 2015, there were 82,508 shares of Series Z Preferred authorized with zero shares issued and outstanding.

The Company authorized 175,000 shares of Series X Convertible Preferred Stock with a par value of $0.01 per share (the “Series X Preferred”). The number of shares of Series X Preferred may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series X Preferred to less than the number of shares then issued and outstanding. In the event any Series X Preferred Shares shall be redeemed, (i) the Series X Preferred so redeemed shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series X Preferred Shares set forth in this section shall be automatically reduced by the number of Series X Preferred Shares so redeemed and the number of shares of the Corporation's undesignated Preferred Stock shall be deemed increased by such number. The Series X Preferred Shares rank senior to the Company’s common stock to the extent of $10.00 per Series X Preferred Shares and on a parity with the Company’s common stock as to amounts in excess thereof. The holders of Series X Preferred shall not have voting rights. Holders of the Series X Preferred shall be entitled to receive, when and as declared by the board of directors, dividends at an annual rate of 9% payable in cash when declared by the board. Holders of Series X Preferred have a liquidation preference per share equal to $10.00. The liquidation preference was $536,770 as of June 30, 2015.

As of December 31, 2014, there were 143,677 shares authorized with 143,677 shares issued and outstanding. During March 2015, as part of the $250,000 compromise and settlement agreement with the court appointed receivership discussed above, the settlement agreement calls for a relinquishment and abandonment of any and all claims against Halo on 90,000 shares of the Company’s Series X Preferred stock belonging to the receivership. As such, as of June 30, 2015, there were 53,677 shares authorized, issued and outstanding. The 53,677 shares were related to the 2010 conversion from notes payable due to related parties.

In April 2012, the Company authorized 100,000 shares of Series E Convertible Preferred Stock (the “Series E Preferred”) with a par value of $0.001 per share, at ten dollars ($10.00) per share with a conversion rate of fifty (50) shares of the Company’s common stock for one share of Series E Preferred. The number of shares of Series E Preferred may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series E Preferred to less than the number of shares then issued and outstanding. In the event any Series E Preferred Shares shall be converted, (i) the Series E Preferred so converted shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series E Preferred Shares set forth shall be automatically reduced by the number of Series E Preferred Shares so converted and the number of shares of the Corporation's undesignated Preferred Stock shall be deemed increased by such number. The Series E Preferred Shares rank senior to the Company’s common stock to the extent of $10.00 per Series E Preferred Shares and on a parity with the Company’s common stock as to amounts in excess thereof. The holders of Series E Preferred shall not have voting rights. Holders of the Series E Preferred shall be entitled to receive, when and as declared by the board of directors, dividends at an annual rate of 9% payable in cash or common stock when declared by the board. Holders of Series E Preferred have a liquidation preference per share equal to $10.00. The liquidation preference was $700,000 as of June 30, 2015. Each share of Series E Preferred, if not previously converted by the holder, will automatically be converted into common stock at the then applicable conversion rate after thirty-six months from the date of purchase. As of June 30, 2015, there were 70,000 shares issued and outstanding with total cash consideration of $700,000, convertible into 3,500,000 shares of the Company’s common stock.

The HGI Series A Convertible Preferred Stock (the “Series A Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series A Preferred would be entitled to upon conversion, as defined in the Series A Preferred certificate of designation. The liquidation preference was $740,350, of which $180,851 is an accrued (but undeclared) dividend as of June 30, 2015. Holders of the Series A Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company. The Series A Preferred is convertible into the Company’s common stock at a conversion price of $1.25 per share. The Series A Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company. The Series A Preferred is redeemable at the option of the Company at $1.80 per share prior to conversion. As of June 30, 2015, there have been 127,001 shares of Series A Preferred converted or redeemed. The Series A Preferred does not have voting rights. The Series A Preferred ranks senior to the following capital stock of the Company: (a) Series B Preferred, and (b) Series C Preferred.

The HGI Series B Convertible Preferred Stock (the “Series B Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series B Preferred would be entitled to upon conversion. The liquidation preference was $608,629, of which $148,717 is an accrued (but undeclared) dividend as of June 30, 2015. Holders of the Series B Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company. The Series B Preferred is convertible into the Company’s common stock at a conversion price of $1.74 per share. The Series B Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company. The Series B Preferred is redeemable at the option of the Company at $2.30 per share prior to conversion. As of June 30, 2015, there have been 270,044 shares of Series B Preferred converted or redeemed. The Series B Preferred does not have voting rights. Series B Preferred ranks senior to the following capital stock of the Company: the Series C Preferred.

The HGI Series C Convertible Preferred Stock (the “Series C Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series C Preferred would be entitled to upon conversion. The liquidation preference was $410,322, of which $100,322 is an accrued (but undeclared) dividend as of June 30, 2015. Holders of the Series C Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company. The Series C Preferred is convertible into the Company’s common stock at an initial conversion price of $2.27 per share. The Series C Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company. The Series C Preferred is redeemable at the option of the Company at $2.75 per share prior to conversion. As of June 30, 2015, there have been 28,000 shares of Series C Preferred converted or redeemed. The Series C Preferred does not have voting rights. Series C Preferred ranks senior to the following capital stock of the Company: None.

The Company had issued and outstanding at June 30, 2015, 372,999 shares of Series A Preferred, 229,956 shares of Series B Preferred, and 124,000 shares of Series C Preferred, all with a par value of $0.001.

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

The Company is currently exploring potential opportunities with several client relationships that would allow the Company to implement its internally used asset management software platform as an external service for those customers. This is commonly known as Software as a Service (“SaaS”). The Company entered into a consulting and development agreement with a customer during late 2014, and then entered into a SaaS contract with that client who prepaid for a 12 month service plan during early 2015. Cash receipts from customers in advance of revenue recognized are recorded as deferred revenue and will be earned over the entire SaaS contract period. The Company is still in its research phase of determining if this service line will remain ancillary or become a primary business component of the Company.

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

Currently, HAM is under contract to manage and service approximately 3,700 assets in various stages of their life-cycle including REO, non-performing loans, re-performing note modifications, and performing owner financed contract-for-deeds. As the Company currently has the management, infrastructure, and physical work area capacity to scale and support additional assets under contract, it is actively seeking new clients as well as helping existing clients increase their respective asset pool. The Company believes that the country is in a long-term deleveraging cycle whereby home financing will continue to be difficult to obtain. For this same reason, we believe that investors will continue to be able to purchase assets in bulk from large institutional sellers at deep discounts and Halo’s goal is to establish itself, with the help of its unique technology platform and key servicing and vendor relationships, as the premier asset manager/servicer in the distressed non-performing loan and REO industry.

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

Results of Operations for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014

To completely understand the Company’s results, the below discussion should be read in conjunction with Note 4 Operating Segments of the consolidated financial statements.

Revenues

For the three months ended June 30, 2015, revenue decreased $322,757 and 39% to $505,148 from $827,905 for the three months ended June 30, 2014. The variance is primarily attributable to a (1) revenue decrease of $304,082 in HAM and a revenue decrease of $48,819 in HPA (2) offset by a revenue increase of $30,144 related to the Company’s SaaS contract which is discussed in Company Overview section above.

As discussed in Note 2 of the consolidated financial statements, HAM revenues include boarding and initial asset management fees, success fees, and its monthly servicing fee. HAM revenues decreased $304,082 for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Attributable to the variance, the Company experienced a reduction in its success fees during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 directly related to several bulk asset trades, of which the Company earns success fees, conducted by the Company during 2014 that did not occur during 2015. The Company also experienced slight decreases in its asset management fee and monthly servicing fees during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. These reductions are primarily attributable to less new boarding volume and the overall volume of assets being managed during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

The HPA revenue decrease of $48,819 and 20% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 is primarily attributable to less volume of assets being managed and a reduction of portfolio acquisition support performed during the current quarter which directly resulted in a decrease of property valuation analysis and the due diligence fee associated with this portfolio acquisition support.

For the six months ended June 30, 2015, revenue increased $578,472 and 41% to $1,998,665 from $1,420,193 for the six months ended June 30, 2014. The increase is primarily attributable to the $901,229 increase in revenue from the three months ended March 31, 2015 compared to the three months ended March 31, 2014, offset by the $322,757 variance for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 discussed above. The $901,229 increase in early 2015 was primarily a result of several portfolio acquisition support and due diligence projects completed during the first three months of 2015.

Overall, looking forward to the remainder of 2015, in late August 2015, as part of its ordinary course of business, the Company is discontinuing its asset management agreement with a client that has many assets under current management. As such, the Company is expecting to see a decrease in its success fees and monthly servicing fees, and possibly its asset management fees during the last half of 2015 and moving forward. The Company continues to evaluate and refine its sales and marketing strategy as well as manage its expenses, including corporate, personnel, and vendor relationships, in line with its asset units under management. The Company is actively seeking growth of its asset units under management, both organically and via new client relationships.

Operating Expenses

Sales and marketing expenses include direct sales costs and marketing incurred in HPA for property preservation, tax and title reporting, eviction filing, mobile notary services, asset valuation, credit reports, and all other contract service commissions. Sales and marketing expenses decreased $35,835 and 17% to $170,946 for the three months ended June 30, 2015 from $206,781 for the three months ended June 30, 2014. The decrease is primarily related to the variable expense associated with the above noted decrease in revenues in HPA (for portfolio acquisition support) over the same time period. For the six months ended June 30, 2015, sales and marketing expenses increased $412,632 and 89% to $878,837 from $466,205 for the six months ended June 30, 2014, primarily related to the portfolio acquisition support and due diligence projects completed during the first three months of 2015 as noted above offset by the decrease in revenue for the three months ended June 30, 2015.

General and administrative expenses increased $17,156 and 9% to $211,329 for the three months ended June 30, 2015 from $194,173 for the three months ended June 30, 2014. The variance is primarily attributable to a $50,000 note receivable write off that occurred during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The Company invested in a note receivable of $50,000 in an affiliated company for working capital advances. The proceeds were made as a strategic investment in the affiliate as that affiliate provides revenue sourcing to the Company. As there is not a high probability of recollecting those proceeds advanced, the Company wrote off the note receivable prior to June 30, 2015. The $50,000 increase is offset by several immaterial variances in other general and administrative expenses including depreciation, rent, legal, travel and entertainment, and consulting during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. General and administrative expenses increased $66,697 and 18% to $442,361 for the six months ended June 30, 2015 from $375,664 for the six months ended June 30, 2014 primarily due to the reasons noted above.

Salaries, wages and benefits increased $311,130 and 73% to $739,223 for the three months ended June 30, 2015 from $428,093 for the three months ended June 30, 2014. Salaries, wages and benefits increased $719,742 and 78% to $1,645,164 for the six months ended June 30, 2015 from $925,422 for the six months ended June 30, 2014. The increase is primarily attributable to an increase in variable wages payable to several senior management personnel. The above increase is offset by a reduction in overall employee headcount primarily in HAM from the second quarter and second quarter year to date analysis above. Looking forward to the remainder of 2015, the Company will continue to gauge its headcount in the HAM subsidiary in line with its active revenue streams. As salaries, wages and benefits are the most significant cost to the Company, management actively monitors this cost to ensure it is in line with our business plan.

Interest expense is discussed in full detail in all applicable footnotes of the financial statements and as such the duplication is not warranted here.

The Company experienced an overall increase in its net loss of $689,530 and 592% to a net loss of $805,950 for the three months ended June 30, 2015 from a net loss of $116,420 for the three months ended June 30, 2014, primarily attributable to the reasons noted above. The Company experienced an overall increase in its net loss of $721,219 and 131% to a net loss of $1,273,375 for the six months ended June 30, 2015 from a net loss of $552,156 for the six months ended June 30, 2014, primarily attributable to the reasons noted above.

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

Liquidity and Capital Resources

As of June 30, 2015, the Company had cash and cash equivalents of $37,386. The decrease of $35,596 in cash and cash equivalents from December 31, 2014 was due to net cash used in operating activities of $52,746 and in investing activities of $50,000, offset by net cash provided by financing activities of $67,150.

Net cash used in operating activities was $52,746 for the six months ended June 30, 2015, compared to $391,458 net cash used in operating activities for the six months ended June 30, 2014.  The net cash used in operating activities for the six months ended June 30, 2015 was due to net loss of $1,273,375, adjusted primarily by the following: an increase of $917,590 in accrued and other liabilities, an increase of $79,300 in deferred revenue, a decrease of $10,884 in accounts payable (specifically related to cash flows from operating and discussed further below), and non cash capitalization of interest in the note payable of $146,131 (discussed in note 9 of the consolidated financial statements) as well as a $50,000 note receivable write off discussed below in investing activities. The remaining immaterial variance is related to non cash depreciation and amortization, and a decrease in gross trade accounts receivable.

The $917,590 increase in accrued and other liabilities is primarily related to the increase in deferred compensation and wages payable to a portion of the management team and an increase in accrued interest. The $79,300 increase in deferred revenue is a short term timing difference between cash receipts and the Company’s revenue recognition for its SaaS contract (as discussed in the Company Overview above).

On the balance sheet, accounts payable increased by $239,116 at June 30, 2015 from December 31, 2014. This is the result of the $250,000 increase in accounts payable directly related the receivership settlement discussed in Note 1 to the consolidated financial statements and included on the consolidated statements of cash flows as non cash supplemental information. The $250,000 receivership settlement is offset by a $10,884 decrease in accounts payable (specifically related to cash flows from operating) for the six months ended June 30, 2015 and is primarily related to the overall cash flow management of the Company.

Net cash used in investing activities was $50,000 for the six months ended June 30, 2015, compared to no investing activities during the six months ended June 30, 2014. The Company invested in a note receivable of $50,000 in an affiliated company for working capital advances. The payment was made as a strategic investment in the affiliate as that affiliate provides revenue sourcing to the Company. As there is not a high probability of recollecting those proceeds advanced, the Company wrote off the note receivable prior to June 30, 2015.

Net cash provided by financing activities was $67,150 for the six months ended June 30, 2015, compared to net cash provided by financing activities of $395,966 for the six months ended June 30, 2014. Financing activities for the six months ended June 30, 2015 consisted primarily of $100,000 in proceeds from notes payable to related parties, offset by the $25,000 and $7,917 in principal payments on notes payable to related parties and subordinated debt, respectively.

As shown below, at June 30, 2015, our contractual cash obligations totaled approximately $3,724,997, all of which consisted of operating lease obligations and debt principal and accrued interest repayment.

	Payments due by December 31,
Contractual Obligations	2015	2016-2017	2018-2019	2020 & Thereafter	Total
Debt Obligations	$1,466,066	$2,251,539	$0	$0	$3,717,605

Operating Lease Obligations	$3,696	$3,696	$0	$0	$7,392

Total Contractual Cash Obligations	$1,469,762	$2,255,235	$0	$0	$3,724,997

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

Date: August 12, 2015	By:	/s/ Brandon Cade Thompson
Brandon Cade Thompson
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2015	By:	/s/ Robbie Hicks
Robbie Hicks
Chief Accounting Officer
(Principal Financial Officer)

