Form 10-Q
period 2015-09-30
Halo Companies, Inc.
filed 2015-11-06
CIK 814286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes  [_] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, November 6, 2015: 48,562,750 shares of Common Stock, $.001 par value per share outstanding.

Halo Companies, Inc.

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets at September 30, 2015 (unaudited) and December 31, 2014	3
	Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2015 and 2014	4
	Consolidated Statements of Changes in Shareholders’ Deficit (unaudited) for the nine months ended September 30, 2015 and 2014	5
	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2015 and 2014	6
	Notes to Consolidated Financial Statements	7-23
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-29
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29
Item 4T.	Controls and Procedures	29

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings	30-31
Item 1A.	Risk Factors	31-34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	34
	SIGNATURES	35

Part 1 – Financial Information

Item 1. Financial Statements

Halo Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2015	December 31, 2014
	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$88,044	$72,982
Trade accounts receivable, net of allowance for doubtful
accounts of $0 and $375,665, respectively	90,953	141,634
Total current assets	178,997	214,616

PROPERTY, EQUIPMENT AND SOFTWARE, net	52,833	70,526
OTHER ASSETS	13,333	23,333

TOTAL ASSETS	$245,163	$308,475

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$625,230	$485,869
Accrued and other liabilities (including $299,321 and
$166,992 to related parties, respectively)	1,941,950	915,900
Deferred revenue	53,500	1,800
Current portion of subordinated debt	20,000	31,250
Current portion of notes payable to related parties	1,222,270	959,365
Total current liabilities	3,862,950	2,394,184

SUBORDINATED DEBT, LESS CURRENT PORTION	70,000	85,000
NOTES PAYABLE TO RELATED PARTIES, LESS CURRENT PORTION	—	179,358
NOTE PAYABLE	2,021,009	1,805,000
DERIVATIVE LIABILITY	2,434	2,434
Total liabilities	5,956,393	4,465,976

SHAREHOLDERS' DEFICIT
Series Z Convertible Preferred Stock, par value $0.01 per share; 82,508 shares
authorized; 0 shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Preferred Stock, par value $0.001 per share; 917,492 shares
authorized; 0 shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Series X Convertible Preferred Stock, par value $0.01 per share; 53,677 and 143,677 shares authorized;
53,677 and 143,677 shares issued and outstanding, liquidation preference of $536,770 and	537	1,437
$1,436,770 at September 30, 2015 and December 31, 2014, respectively
Series E Convertible Preferred Stock, par value $0.001 per share; 100,000 shares authorized;
70,000 shares issued and outstanding at September 30, 2015 and December 31, 2014,
liquidation preference of $700,000	70	70
Halo Group, Inc. Preferred Stock, par value $0.001 per share; 2,000,000 shares authorized
Series A Convertible Preferred Stock;
372,999 shares issued and outstanding at September 30, 2015 and December 31, 2014,
liquidation preference of $753,826	373	373
Series B Convertible Preferred Stock;
229,956 shares issued and outstanding at September 30, 2015 and December 31, 2014,
liquidation preference of $621,553	230	230
Series C Convertible Preferred Stock;
124,000 shares issued and outstanding at September 30, 2015 and December 31, 2014,
liquidation preference of $418,745	124	124
Common Stock, par value $0.001 per share; 375,000,000 shares authorized;
48,562,750 and 66,364,083 shares issued and outstanding
at September 30, 2015 and December 31, 2014, respectively	48,563	66,364
Additional paid-in capital	7,407,532	7,638,764
Accumulated deficit	(13,168,659)	(11,864,863)
Total shareholders' deficit	(5,711,230)	(4,157,501)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$245,163	$308,475

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
REVENUE (including $104,153, $107,900, $334,538 and
$326,155 from related parties, respectively)	$1,024,960	$555,466	$3,023,625	$1,975,659

OPERATING EXPENSES
Sales and marketing expenses	366,006	300,992	1,244,843	767,197
General and administrative expenses (including $111,780, $29,751,
$245,339 and $89,244 to related parties, respectively)	200,067	160,084	642,429	535,748
Salaries, wages, and benefits	307,619	386,103	1,952,782	1,311,525
Total operating expenses	873,692	847,179	3,840,054	2,614,470

OPERATING INCOME (LOSS)	151,268	(291,713)	(816,429)	(638,811)

OTHER INCOME (EXPENSE)
Gain on change in fair value of derivative	—	—	—	13,533
Interest expense (including $92,619, $29,075, $215,875 and
$78,085 to related parties, respectively)	(181,689)	(107,143)	(474,223)	(303,609)
Net income (loss) from operations, before income tax provision	(30,421)	(398,856)	(1,290,652)	(928,887)

INCOME TAX PROVISION	—	9,870	13,144	31,995

NET INCOME (LOSS)	$(30,421)	$(408,726)	$(1,303,796)	$(960,882)

Loss per share:
Basic & Diluted	$(0.00)	$(0.01)	$(0.02)	$(0.01)

Weighted Average Shares Outstanding
Basic & Diluted	48,562,750	66,364,083	57,463,417	66,364,083

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Halo Companies, Inc. Common Stock		Halo Companies, Inc. Series X Convertible Preferred Stock		Halo Companies, Inc. Series E Convertible Preferred Stock		Halo Group, Inc. Series A Convertible Preferred Stock		Halo Group, Inc. Series B Convertible Preferred Stock		Halo Group, Inc. Series C Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2013	66,364,083	$66,364	143,677	$1,437	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$7,638,764	$(10,600,783)	$(2,893,421)

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(960,882)	(960,882)

Balance at September 30, 2014	66,364,083	$66,364	143,677	$1,437	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$7,638,764	$(11,561,665)	$(3,854,303)

Balance at December 31, 2014	66,364,083	$66,364	143,677	$1,437	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$7,638,764	$(11,864,863)	$(4,157,501)

Redemption of Series X Convertible Preferred
Stock per settlement agreement (FN 16)	—	—	(90,000)	(900)	—	—	—	—	—	—	—	—	(249,100)	—	(250,000)

Issuance of Common Shares	6,667	7	—	—	—	—	—	—	—	—	—	—	60	—	67

Cancellation of Common Shares per
settlement agreement (FN 16)	(17,808,000)	(17,808)	—	—	—	—	—	—	—	—	—	—	17,808	—	—

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,303,796)	(1,303,796)

Balance at September 30, 2015	48,562,750	$48,563	53,677	$537	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$7,407,532	$(13,168,659)	$(5,711,230)

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATIONS

Net (loss) income	$(1,303,796)	$(960,882)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	17,693	37,558
Amortization of loan origination costs	10,000	10,000
Capitalization of interest into note payable and notes payable to related parties	224,556	190,228
Bad debt expense	116	111
Gain on change in fair value of derivative	—	(13,533)
Notes receivable write off	125,000	—
Changes in operating assets and liabilities:
Trade accounts receivable	50,565	21,890
Other assets	—	2,922
Accounts payable	(110,639)	(63,014)
Accrued and other liabilities	1,026,050	383,368
Deferred rent	—	(169,349)
Deferred revenue	51,700	—
Net cash provided by (used in) operating activities	91,245	(560,701)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in affiliate	(125,000)	—
Purchases of property and equipment	—	(700)
Net cash used in investing activities	(125,000)	(700)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to related parties	100,000	480,000
Principal payments on notes payable to related parties	(25,000)	(6,117)
Principal payments on subordinated debt	(26,250)	(4,167)
Proceeds received from issuance of common stock	67	—
Net cash provided by financing activities	48,817	469,716

Net increase (decrease) in cash and cash equivalents	15,062	(91,685)

CASH AND CASH EQUIVALENTS, beginning of period	72,982	127,048

CASH AND CASH EQUIVALENTS, end of period	$88,044	$35,363

SUPPLEMENTAL INFORMATION
Cash paid for taxes - Texas Margin Tax	$13,144	$31,995
Cash paid for interest	$92,858	$51,216
NONCASH SUPPLEMENTAL INFORMATION
Cancellation of stock for settlement payment	$250,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc.

Notes To Consolidated Financial Statements

September 30, 2015

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

On October 8, 2015, Reif Chron, President, tendered his resignation.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial statements are unaudited; however, in the opinion of management, all adjustments considered necessary for fair presentation of the results of the interim periods have been included (consisting of normal recurring accruals). The accompanying consolidated financial statements as of September 30, 2015, and for the three and nine months ended September 30, 2015 and 2014, include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

HAM and HPA receivables are typically paid the month following services performed. HGI receivables are due when invoiced. As of September 30, 2015 and December 31, 2014, the Company’s accounts receivable are made up of the following percentages; HAM at 32% and 84%, HPA at 68% and 11%, and HGI at 0% and 5%, respectively.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: past transaction history with the customer, current economic and industry trends, and changes in customer payment terms. The Company provides for estimated uncollectible amounts through an increase to the allowance for doubtful accounts and a charge to earnings based on actual historical trends and individual account analysis. Balances that remain outstanding after the Company has used reasonable collection efforts are written-off through a charge to the allowance for doubtful accounts. The below table summarizes the Company’s allowance for doubtful accounts as of September 30, 2015 and December 31, 2014:

	Balance at Beginning of Period	Increase in the Provision	Accounts Receivable Write-offs	Balance at End of Period
Nine Months ended September 30, 2015
Allowance for doubtful accounts	$375,665	$116	$375,781	$0
Year ended December 31, 2014
Allowance for doubtful accounts	$375,665	$135	$135	$375,665

As of December 31, 2014, the Company’s allowance for doubtful accounts was made up of the following percentages; HAM at 96% and HPA at 4%, respectively. The HAM and HPA allowance was related to one client in a court appointed receivership. As discussed in Note 1 above, the March 2015 settlement agreement entered into by the Company and the receivership did not pay the fully reserved accounts receivable. As such, the accounts receivable balance was written off and the allowance for doubtful accounts was fully reduced to zero.

Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing (i) net income (loss) available to common shareholders (numerator), by (ii) the weighted average number of common shares outstanding during the period (denominator). Diluted net income (loss) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. At September 30, 2015 and 2014, there were 4,623,959 and 4,518,626 shares, respectively, underlying potentially dilutive convertible preferred stock and stock options outstanding. These shares were not included in dilutive weighted average shares outstanding for the three and nine months ended September 30, 2015 and 2014 because their effect is anti-dilutive due to the Company’s reported net loss.

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

Principles of Consolidation

The consolidated financial statements of the Company for the three and nine months ended September 30, 2015 and 2014 include the financial results of HCI, HGI, HBI, HPA and HAM. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of 90 days or less to be cash equivalents.

Other Assets

At September 30, 2015, other assets were $13,333 ($40,000 in total origination fees paid offset by $26,667 in accumulated amortization of those fees) for the senior unsecured promissory note discussed in Note 9. The fees are to be amortized over the life of the promissory note. At December 31, 2014, other assets were $23,333 ($40,000 in total origination fees offset by $16,667 in accumulated amortization) for the senior unsecured promissory note.

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

Long-lived assets are reviewed on an annual basis or whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by that asset. If it is determined that the carrying amount of an asset may not be recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is the estimated value at which the asset could be bought or sold in a transaction between willing parties. There were no impairment charges for the three and nine months ended September 30, 2015 and 2014.

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

The Company accounts for its position in tax uncertainties under ASC 740-10. ASC 740-10 establishes standards for accounting for uncertainty in income taxes. ASC 740-10 provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. ASC 740-10 applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the three and nine months ended September 30, 2015 or 2014.

The Company incurred no penalties or interest for taxes for the three and nine months ended September 30, 2015 or 2014. The Company is subject to a three year statute of limitations by major tax jurisdictions for the fiscal years ended December 31, 2012, 2013 and 2014. The Company files income tax returns in the U.S. federal jurisdiction.

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

NOTE 3. CONCENTRATIONS OF CREDIT RISK

The Company maintains aggregate cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). During the three and nine months ended September 30, 2015, the FDIC insured deposit accounts up to $250,000. At September 30, 2015, the Company’s cash accounts were all less than the $250,000 FDIC insured amount and as such were insured in full.

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

Operating Segments	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue:
Halo Asset Management	$425,429	$219,125	$942,148	$1,101,544
Halo Portfolio Advisors	569,531	336,341	1,947,583	874,115
Other	30,000	—	133,894	—
Net revenue	$1,024,960	$555,466	$3,023,625	$1,975,659

Operating income (loss):
Halo Asset Management	$366,583	$70,014	$682,695	$502,426
Halo Portfolio Advisors	212,155	43,833	728,450	129,484
Other	—	—	—	—
Less: Corporate expenses (a)	(609,159)	(522,573)	(2,714,941)	(1,592,792)
Operating income (loss):	$(30,421)	$(408,726)	$(1,303,796)	$(960,882)

a.	Corporate expenses include salaries, benefits and other expenses, including rent and general and administrative expenses, related to corporate office overhead and functions that benefit all operating segments. Corporate expenses also include interest expense. Corporate expenses are expenses that the Company does not directly allocate to any segment above. Allocating these indirect expenses to operating segments would require an imprecise allocation methodology. Further, there are no material amounts that are the elimination or reversal of transactions between the above reportable operating segments.

The assets of the Company consist primarily of cash, trade accounts receivable, and property, equipment and software. Cash is managed at the corporate level of the Company and not at the segment level. Each of the remaining primary assets have been discussed in detail, including the applicable operating segment for which the assets and liabilities reside, in the consolidated notes to the financial statements. As such, the duplication is not warranted in this footnote.

All debt of the Company is recorded at the corporate parent companies HCI and HGI. All interest expense is included in corporate expenses above. Interest expense is discussed in further detail in Notes 8, 9, 10 and 11.

For the three and nine months ended September 30, 2015 or 2014, there have been no material transactions between reportable units that would materially affect an operating segment profit or loss. Intercompany transactions are eliminated in the consolidated financial statements.

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

The Company has incurred an accumulated deficit of $13,168,659 as of September 30, 2015. However, of the accumulated deficit, $2,110,748 of expense was incurred as stock-based compensation, $598,457 in depreciation expense, and $279,241 in impairment loss on investment in portfolio assets, all of which are noncash expenses. Further, $906,278 of the accumulated deficit is related to the issuance of stock dividends, also non cash reductions. The $3,894,724 total of these non-cash retained earnings reductions represents 30% of the total deficit balance.

NOTE 6. PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software consist of the following as of September 30, 2015 and December 31, 2014, respectively:

Computers and purchased software	$147,800	$158,899
Furniture and equipment	203,427	203,427
	351,227	362,326
Less: accumulated depreciation	(298,394)	(291,800)
	$52,833	$70,526

Depreciation totaled $5,728, $17,693, $8,899 and $37,558 for the three and nine months ended September 30, 2015 and 2014, respectively. The Company retired $11,099 of fully depreciated assets during the nine months ended September 30, 2015, and as such there was no financial statement impact from the retired assets.

NOTE 7. ACCRUED AND OTHER LIABILITIES

The Company had $1,941,950 in accrued liabilities at September 30, 2015. Included in this accrual is $539,565 in accrued interest ($240,244 of this balance is related to interest on the secured asset promissory note discussed in more detail in Note 11). The accrual also includes $659,754 in deferred compensation and $729,505 in variable wages payable and $13,126 in other. The Company had $915,900 in accrued liabilities at December 31, 2014. Included in this accrual is $392,756 in accrued interest ($223,987 of this balance is related to interest on the secured asset promissory note discussed in more detail in Note 12) and $523,144 in deferred compensation to several senior management personnel.

NOTE 8. NOTES PAYABLE TO RELATED PARTIES

During March 2011, the Company entered into one unsecured promissory note with a related party (a previous company director) in the amount of $250,000 (the “2011 Related Party Note”). The 2011 Related Party Note had a fixed interest amount of $50,000 and a maturity date of July 31, 2011. On September 20, 2011, the 2011 Related Party Note was amended to include the 2011 Related Party Note plus $52,426 of accrued interest for a total note balance of $302,426. The 2011 Related Party Note has a 6% interest rate and is a monthly installment note with final balloon payment at maturity in September 2014. At the time of the filing of these consolidated financial statements, the Company and the related party had not finalized an extended maturity date, and as such the entire $194,701 2011 Related Party Note balance is included in current portion of notes payable to related parties as of September 30, 2015. As of December 31, 2014, the 2011 Related Party Note was $186,154, all of which is included in current portion of notes payable to related parties.

On September 1, 2011, several previous related party notes totaling $370,639 were amended and consolidated (“the 2011 Consolidated Related Party Note”). This note bears interest of 6% and has a maturity date of September 15, 2016. As of December 31, 2014, the 2011 Consolidated Related Party Note balance was $267,569, of which $88,211 is included in current portion of notes payable to related parties. As of September 30, 2015, the 2011 Consolidated Related Party Note balance was $267,569, all of which is included in current portion of notes payable to related parties.

As of December 31, 2014, a Company director had an outstanding advance to the Company of $500,000 for short term capital. As of September 30, 2015, the outstanding advance balance was $500,000. The maturity date for the advance repayment has been extended through September 30, 2016, and as such the entire balance is included in current portion of notes payable to related parties. Through March 31, 2015, the advance accrued interest at a rate of 15%. Effective in April 2015 and through September 30, 2015, the advance began accruing interest at a flat rate of $25,000 per month ($300,000 annualized fixed rate). As part of the extension for repayment of the advance through September 30, 2016, the annualized fixed interest amount will apply.

As of December 31, 2014, the Company’s President and Chief Legal Officer had an outstanding advance balance of $70,000 for short term capital. During the nine months ended September 30, 2015, the Company received advances of $100,000 and made $25,000 in principal advance repayments. As of September 30, 2015, the outstanding advance balance was $145,000. At the time of the filing of these consolidated financial statements, the Company and the President had not finalized a maturity date for the advance repayment, and as such the entire balance is included in current portion of notes payable to related parties. The advance accrued interest at a rate of 15%.

As of December 31, 2014, the Company’s CEO and Director of the Board had an outstanding advance balance of $115,000 for short term capital. As of September 30, 2015, the outstanding advance balance was $115,000. At the time of the filing of these consolidated financial statements, the Company and the CEO had not finalized a maturity date for the advance repayment, and as such the entire balance is included in current portion of notes payable to related parties. The advance accrued interest at a rate of 15%.

As of September 30, 2015, the notes payable to related party balance totaled $1,222,270, all of which is included in current portion of notes payable to related parties in the consolidated financial statements. As of December 31, 2014, the notes payable to related party balance totaled $1,138,723, of which $959,365 is included in current portion of notes payable to related parties in the consolidated financial statements.

The Company incurred $92,619, $215,875, $29,075 and $78,085 of interest expense to directors, officers, and other related parties during the three and nine months ended September 30, 2015 and 2014, respectively. Accrued interest due to directors and other related parties totaled $299,321 at September 30, 2015, all of which is included in accrued and other current liabilities. Accrued interest due to directors and other related parties totaled $166,992 at December 31, 2014, all of which is included in accrued and other current liabilities.

NOTE 9. NOTE PAYABLE

In October 2013, the Company entered into a senior unsecured convertible promissory note agreement of $1,500,000. The terms of the note include an interest rate of 15% with a maturity date of October 10, 2016. The Company, although not required, is entitled to capitalize any accrued interest into the outstanding principal balance of the note up until maturity. At the maturity date, all unpaid principal and accrued interest is due. As part of the promissory note, the Company was required to pay origination fees and expenses associated with this note agreement (discussed in Other Assets Note 2), pay the subordinated debt originated in January 2010, pay $375,000 to a related party note held by a director, with the remaining use of proceeds for general corporate purposes including payment of deferred compensation to several management personnel. Additionally, the noteholder has the right, but not the obligation, to convert up to $1,000,000 of the principal balance of the note into common shares of the Company. The $1,000,000 maximum conversion ratio would entitle the noteholder to a maximum total of 10% of the then outstanding common stock of the Company, calculated on a fully diluted basis. Any conversion of the principal amount of this note into common stock would effectively lower the outstanding principal amount of the note. As of September 30, 2015, the note payable balance was $2,021,009, which includes capitalized interest of $521,009. As of December 31, 2014, the note payable balance was $1,805,000, which includes capitalized interest of $305,000.

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

The Company follows the provisions of ASC 815, “Derivatives and Hedging”. ASC 815 requires freestanding contracts that are settled in a company’s own stock to be designated as an equity instrument, assets or liability. Under the provisions of ASC 815, a contract designated as an asset or liability must be initially recorded and carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires. Accordingly, the Company determined that the warrants should be accounted for as derivative liabilities and has recorded the initial value as a debt discount which was amortized into interest expense using the effective interest method. As of December 31, 2013, the balance of the debt discount was $0 (fully amortized). Subsequent changes to the marked-to-market value of the derivative liability are recorded in earnings as derivative gains and losses. As of September 30, 2015 and December 31, 2014, there were 105,333 and 112,000 warrants outstanding, respectively, with a derivative liability of $2,434. The Warrants were valued using the Black-Scholes model, which resulted in the fair value of the warrants at $0.02 per share using the following assumptions:

September 30, 2015
Risk-free rate	0.31%
Expected volatility	625%
Expected remaining life (in years)	1.33
Dividend yield	0.00%

During August 2012, the Company entered into an additional $25,000 subordinated term note with a then current holder of the Company’s subordinated debt. The note pays an 18% coupon rate with a maturity date of August 31, 2015. There are no warrants associated with this subordinated term note. Repayment terms of the note included interest only payments through February 28, 2013. Thereafter, level monthly payments of principal and interest are made as calculated on a 60 month payment amortization schedule with final balloon payment due at maturity. The rights of the holder of this note is subordinated to any and all liens granted by the Company to a commercial bank or other qualified financial institution in connection with lines of credit or other loans extended to the Company in an amount not to exceed $2,000,000, and liens granted by the Company in connection with the purchase of furniture, fixtures or equipment. As of September 30, 2015, the remaining balance of this note totals $0 as the balance was paid in full. As of December 31, 2014, the remaining balance of this note totals $16,250, all of which is included in current portion of subordinated debt.

During October 2014, the Company entered into an additional $100,000 subordinated term note with the current holder of the Company’s subordinated debt. The note pays an 18% coupon rate with a maturity date of September 30, 2017. There are no warrants associated with this subordinated term note. Repayment terms of the note include interest only payments through March 31, 2015. Thereafter, level monthly payments of principal and interest are made as calculated on a 60 month payment amortization schedule with final balloon payment due at maturity. The rights of the holder of this note is subordinated to any and all liens granted by the Company to a commercial bank or other qualified financial institution in connection with lines of credit or other loans extended to the Company in an amount not to exceed $3,500,000, and liens granted by the Company in connection with the purchase of furniture, fixtures or equipment. As of September 30, 2015, the remaining balance of this note totals $90,000, of which $20,000 is included in current portion of subordinated debt. As of December 31, 2014, the remaining balance of this note totals $100,000, of which $15,000 is included in current portion of subordinated debt.

NOTE 11. SECURED ASSET PROMISSORY NOTE

During December 2010, the Company authorized a debt offering to be secured by real estate assets purchased in connection with Equitas Housing Fund, LLC, (“Equitas Offering”). The Equitas Offering generated $1,200,000 in proceeds. Of the $1,200,000 in proceeds received in December 2010, $300,000 was used to acquire non-performing, residential mortgage notes and the balance was used for mortgage note workout expenses and operational expenses of Halo Asset Management. The Secured Asset Promissory Notes consisted of a 25% coupon. In May 2013, the Secured Asset Promissory Note was paid in full, along with $150,000 of the outstanding accrued interest balance. Halo and the secured asset promissory note holder agreed to include the remaining accrued interest in a promissory note due December 31, 2014. The promissory note will accrue interest at a 10% annual rate, with interest only payments due periodically and final balloon payment due at maturity. At the time of the filing of these consolidated financial statements, the Company and note holder have not finalized an extended maturity date. As such, as of September 30, 2015, the entire accrued interest balance of $240,244 is included in current portion of accrued interest. As of December 31, 2014, the entire accrued interest balance of $223,987 is included in current portion of accrued interest. For the three and nine months ended September 30, 2015 and 2014, the Company incurred $5,419, $16,257, $5,419 and $16,257, respectively, in interest expense on the note.

NOTE 12. RELATED PARTY TRANSACTIONS

For the three and nine months ended September 30, 2015 and 2014, HAM recognized monthly servicing fee revenue totaling $104,153, $334,538, $107,900 and $326,155, respectively, from an entity that is an affiliate of the Company. Further, facilities rent expense discussed in Note 14 was expensed and paid to the same affiliate. Additionally, for the three and nine months ended September 30, 2015, the Company incurred $75,000 and $125,000, respectively, in the write off of notes receivable it invested during the three and nine months ended September 30, 2015 in the same affiliate of the Company. The write offs are included in general and administrative expenses on the consolidated statements of operations and discussed further in section Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

For the three and nine months ended September 30, 2015 and 2014, the Company incurred interest expense to related parties (See Note 8).

For the three and nine months ended September 30, 2015 and 2014, the Company incurred $0, $20,000, $0 and $0, respectively, in commission expense to an entity that is an affiliate of the Company.

For the three and nine months ended September 30, 2015 and 2014, the Company incurred $15,000, $35,000, $0 and $0, respectively, in consulting expense to an entity that is an affiliate of the Company.

NOTE 13. INCOME TAXES

For the three and nine months ended September 30, 2015 and 2014, the effective tax rates of 0%, -2%, -1% and -3%, respectively, vary from the U.S. federal statutory rate primarily due to state income taxes, net losses, certain non-deductible expenses and an increase in the valuation allowance associated with the net operating loss carryforwards. Our deferred tax assets related to net operating loss carryforwards remain fully reserved due to uncertainty of utilization of those assets.

Deferred tax assets and liabilities are computed by applying the effective U.S. federal and state income tax rate to the gross amounts of temporary differences and other tax attributes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At September 30, 2015, the Company believed it was more likely than not that future tax benefits from net operating loss carry-forwards and other deferred tax assets would not be realizable through generation of future taxable income and are fully reserved.

The Company has net operating loss (“NOL”) carry-forwards of approximately $6,700,000 available for federal income tax purposes, which expire from 2024 to 2034. Separately, because of the changes in ownership that occurred on June 30, 2004 and September 30, 2009, prior to GVC merging with HCI, and based on the Section 382 Limitation calculation, the Company will be allowed approximately $6,500 per year of GVC Venture Corp.’s federal NOLs generated prior to June 30, 2004 until they would otherwise expire. The Company would also be allowed approximately $159,000 per year of GVC Venture Corp.’s federal NOLs generated between June 30, 2004 and September 30, 2009 until they would otherwise expire.

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

Future minimum rental obligations as of September 30, 2015 are as follows:

Years Ending December 31:
2015	$1,848
2016	3,696
Total minimum lease commitments	$5,544

For the three and nine months ended September 30, 2015 and 2014, the Company incurred facilities rent expense totaling $21,780, $65,339, $29,751 and $89,244, respectively.

In the ordinary course of conducting its business, the Company may be subject to loss contingencies including possible disputes or lawsuits. The Company notes the following:

The Company and certain of its affiliates, officers and directors have been named as defendants in an action filed on December 12, 2011 in the 191st District Court of Dallas County, Texas. The Plaintiffs allege that the Company has misappropriated funds in connection with offerings of securities during 2010 and 2011. The complaint further alleges that Defendants engaged in fraudulent inducement, negligent misrepresentation, fraud, breach of fiduciary duty, negligence, breach of contract, unjust enrichment, conversion, violation of the Texas Securities Act, and civil conspiracy. The Plaintiffs amended their Petition on April 24, 2012 and dropped the conversion and civil conspiracy claims. The action seeks an injunction and a demand for accounting along with damages in the amount of $4,898,157. The Company has taken the position that the Plaintiff’s claims have no merit, and accordingly is defending the matter vigorously. Defendants have filed a general denial of the claims as well as a Motion to Designate Responsible Third Parties whom Defendants believe are responsible for any damages Plaintiffs may have incurred. Defendants have also filed a Motion for Sanctions against the Plaintiffs and their counsel arguing, among other things, that (i) Plaintiffs’ claims are “judicially stopped” from moving forward by virtue of the fact that the same Plaintiffs previously filed suit against separate entities and parties with dramatically opposed and contradicting views and facts; (ii) Plaintiffs have asserted claims against Defendants without any basis in law or fact; and (iii) Plaintiffs have made accusations against Defendants that Plaintiffs know to be false. Additionally, Defendants have filed a no evidence Motion for Summary Judgment which was scheduled to be heard in October of 2012. The Plaintiffs requested and were granted a six month continuance on the hearing of that motion. The Plaintiffs have also filed a Motion to Stay the case pending the outcome of the Company’s lawsuit with the insurance companies which the Company has opposed. Initially the motion to stay was granted and Defendants moved for reconsideration. The parties were alerted that the court had reversed the Stay on appeal. The no evidence Motion for Summary Judgment was heard on August 9, 2013. Prior to the hearing, the Plaintiff’s filed a 3rd Amended Petition in which they dropped any claim of fraud including fraudulent inducement, fraud, conversion and civil conspiracy and added a new “control person” claim which was not subject to the no evidence Motion for Summary Judgment heard on August 9, 2013. On September 25, 2013, Defendants no evidence Motion for Summary Judgment was granted in its entirety. Defendants subsequently filed a no evidence Motion for Summary Judgment on the final remaining “control person” claim which was heard before the court on October 21, 2013. On December 18, 2013 a final Order Granting Defendant’s Second No-Evidence Motion of Final Summary Judgment was signed. The Plaintiff’s subsequently filed a motion for new trial. Following a hearing, the Plaintiff’s motion for new trial was denied by operation of law. The Plaintiff’s Filed a Notice of Appeal on March 11, 2014. The Plaintiffs have requested multiple extensions to their time to file their brief on the Appeal. After having multiple extensions granted, the Plaintiff’s requested that the Appeals court stay the Appeal pending the outcome of the Company’s approved settlement agreement with the court appointed Receiver for James G. Temme and Stewardship Fund, LLC, appointed by the Federal Court in the Eastern District of Texas. On September 16, 2014 the Sixth Appellate District Court of Appeals of Texas issued an order abating the Plaintiff’s appeal pending a final determination by the federal courts of an order issued by the federal district court in a separate action directing the Plaintiff’s, among others, not to further pursue this separate litigation. For administrative purposes, this case is abated and will be treated as closed. Any party may seek reinstatement by promptly filing a motion with the Sixth Appellate District Court of Appeals of Texas showing that the injunction or order of the federal court no longer restricts pursuit of this litigation and specifying what further action, if any, is required from the Court. As of the date of this filing, Plaintiffs/Appellants have filed a Motion for Involuntary Dismissal with the Court of Appeals for the Sixth District of Texas at Texarkana, Texas asking that the court dismiss the case on the basis that the United States District Court, Eastern District of Texas, Sherman Division entered an order permanently barring all Stewardship Creditors from continuing and/or asserting or prosecuting any claims or causes of action against Halo. Because Appellants in this action fall within the definition of “Stewardship Creditors” they are barred from continuing to pursue this appeal thereby divesting the Court of Appeals for the Sixth District of Texas, Sherman Division, of jurisdiction over this appeal. On November 6, 2015, the court granted the above mentioned Involuntary Motion to Dismiss.

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

NOTE 15. STOCK OPTIONS

The Company granted stock options to certain employees under the HGI 2007 Stock Plan, as amended (the “Plan”). The Company was authorized to issue 2,950,000 shares subject to options, or stock purchase rights under the Plan. These options (i) vest over a period no greater than two years, (ii) are contingently exercisable upon the occurrence of a specified event as defined by the option agreements, and (iii) expire three months following termination of employment or five years from the date of grant depending on whether or not the options were granted as incentive options or non-qualified options. At September 30, 2009, pursuant to the terms of the merger, all options granted prior to the merger were assumed by the Company and any options available for issuance under the Plan but unissued, have been forfeited and consequently the Company has no additional shares subject to options or stock purchase rights available for issuance under the Plan. As of September 30, 2015, 438,300 option shares have been exercised. Total stock options outstanding as of September 30, 2015 total 170,000. The weighted average remaining contractual life of the outstanding options at September 30, 2015 is approximately 2 years.

A summary of stock option activity in the Plan is as follows:

			Weighted
		Exercise	Average
	Number of	Price	Exercise
	Options	Per Option	Price
Outstanding at December 31, 2013	681,700	$0.01 – 1.59	$1.00
Granted	—	—	—
Exercised	—	—	—
Canceled	(511,700)	0.94 – 1.59	1.06
Outstanding at December 31, 2014	170,000	$0.01	$0.01
Granted	—	—	—
Exercised	—	—	—
Canceled	—	—	—
Outstanding at September 30, 2015	170,000	$0.01	$0.01

All stock options granted under the Plan became exercisable upon the occurrence of the merger that occurred on September 30, 2009. As such, equity-based compensation for the options was recognized in earnings from issuance date of the options over the vesting period of the options effective December 31, 2009.

On July 19, 2010, the board of directors approved the Company’s 2010 Incentive Stock Plan (“2010 Stock Plan”). The 2010 Stock Plan allows for the reservation of 7,000,000 shares of the Company’s common stock for issuance under the plan. The 2010 Stock Plan became effective July 19, 2010 and terminates July 18, 2020. As of September 30, 2015, 20,000 shares had previously been granted (all granted in the year ended December 31, 2012) under the 2010 Stock Plan with an exercise price of $0.34 per option. These are the only shares that have been issued under the 2010 Stock Plan. The shares granted vested immediately and can become exercisable for so long as the Company remains a reporting company under the Securities Exchange Act of 1934. As of September 30, 2015, none of the shares issued under the 2010 Stock Plan have been exercised.

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

During March 2015, the Company entered into a $250,000 compromise and settlement agreement with the court appointed receivership holding 17,808,000 shares of the Company’s 21,200,000 common stock noted above. The physical stock certificate has been sent to the Company’s transfer agent to immediately cancel those respective outstanding shares of that Agreement. An additional 1,272,000 shares of the company’s common stock, all subject to the clawback provisions of the Agreement, have also been sent to the Company’s transfer agent to immediately cancel those respective common shares of that Agreement but as of the time of this filing those shares have not yet been canceled. The Company expects that to happen shortly. Secondarily, subject to the clawback provisions of the Agreement, the Company is actively pursuing the procurement of an additional physical certificate of 2,120,000 shares from a respective individual still in possession of the common stock certificate. As of the time of the filing of these consolidated financials, 3,392,000 of the 21,200,000 shares issued as part of the Agreement remain outstanding.

The Company’s total common shares outstanding totaled 48,562,750 at September 30, 2015.

Preferred Stock

In connection with the 2009 merger, the Company authorized 1,000,000 shares of Series Z Convertible Preferred Stock with a par value of $0.01 per share (the “Series Z Convertible Preferred”). The number of shares of Series Z Preferred Stock may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series Z Preferred Shares to less than the number of shares then issued and outstanding.  In the event any Series Z Preferred Shares shall be converted, (i) the Series Z Preferred Shares so converted shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series Z Preferred Shares set forth in this section shall be automatically reduced by the number of Series Z Preferred Shares so converted and the number of shares of the Corporation’s undesignated Preferred Stock shall be deemed increased by such number. The Series Z Convertible Preferred is convertible into common shares at the rate of 45 shares of common per one share of Series Z Convertible Preferred. The Series Z Convertible Preferred has liquidation and other rights in preference to all other equity instruments. Simultaneously upon conversion of the remaining Series A Preferred, Series B Preferred, and Series C Preferred and exercise of any outstanding stock options issued under the HGI 2007 Stock Plan into Series Z Convertible Preferred, they will automatically, without any action on the part of the holders, be converted into common shares of the Company. Since the merger, in connection with the exercise of stock options into common stock and converted Series A Preferred, Series B Preferred and Series C Preferred as noted above, 82,508 shares of Series Z Convertible Preferred were automatically authorized and converted into shares of the Company’s common stock leaving 917,492 shares of authorized undesignated Preferred Stock in the Company in accordance with the Series Z Convertible Preferred certificate of designation. As of September 30, 2015, there were 82,508 shares of Series Z Preferred authorized with zero shares issued and outstanding.

The Company authorized 175,000 shares of Series X Convertible Preferred Stock with a par value of $0.01 per share (the “Series X Preferred”). The number of shares of Series X Preferred may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series X Preferred to less than the number of shares then issued and outstanding. In the event any Series X Preferred Shares shall be redeemed, (i) the Series X Preferred so redeemed shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series X Preferred Shares set forth in this section shall be automatically reduced by the number of Series X Preferred Shares so redeemed and the number of shares of the Corporation's undesignated Preferred Stock shall be deemed increased by such number. The Series X Preferred Shares rank senior to the Company’s common stock to the extent of $10.00 per Series X Preferred Shares and on a parity with the Company’s common stock as to amounts in excess thereof. The holders of Series X Preferred shall not have voting rights. Holders of the Series X Preferred shall be entitled to receive, when and as declared by the board of directors, dividends at an annual rate of 9% payable in cash when declared by the board. Holders of Series X Preferred have a liquidation preference per share equal to $10.00. The liquidation preference was $536,770 as of September 30, 2015.

As of December 31, 2014, there were 143,677 shares authorized with 143,677 shares issued and outstanding. During March 2015, as part of the $250,000 compromise and settlement agreement with the court appointed receivership discussed above, the settlement agreement calls for a relinquishment and abandonment of any and all claims against Halo on 90,000 shares of the Company’s Series X Preferred stock belonging to the receivership. As such, as of September 30, 2015, there were 53,677 shares authorized, issued and outstanding. The 53,677 shares were related to the 2010 conversion from notes payable due to related parties.

In April 2012, the Company authorized 100,000 shares of Series E Convertible Preferred Stock (the “Series E Preferred”) with a par value of $0.001 per share, at ten dollars ($10.00) per share with a conversion rate of fifty (50) shares of the Company’s common stock for one share of Series E Preferred. The number of shares of Series E Preferred may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series E Preferred to less than the number of shares then issued and outstanding. In the event any Series E Preferred Shares shall be converted, (i) the Series E Preferred so converted shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series E Preferred Shares set forth shall be automatically reduced by the number of Series E Preferred Shares so converted and the number of shares of the Corporation's undesignated Preferred Stock shall be deemed increased by such number. The Series E Preferred Shares rank senior to the Company’s common stock to the extent of $10.00 per Series E Preferred Shares and on a parity with the Company’s common stock as to amounts in excess thereof. The holders of Series E Preferred shall not have voting rights. Holders of the Series E Preferred shall be entitled to receive, when and as declared by the board of directors, dividends at an annual rate of 9% payable in cash or common stock when declared by the board. Holders of Series E Preferred have a liquidation preference per share equal to $10.00. The liquidation preference was $700,000 as of September 30, 2015. Each share of Series E Preferred, if not previously converted by the holder, will automatically be converted into common stock at the then applicable conversion rate after thirty-six months from the date of purchase. As of September 30, 2015, there were 70,000 shares issued and outstanding with total cash consideration of $700,000, convertible into 3,500,000 shares of the Company’s common stock.

The HGI Series A Convertible Preferred Stock (the “Series A Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series A Preferred would be entitled to upon conversion, as defined in the Series A Preferred certificate of designation. The liquidation preference was $753,826, of which $194,327 is an accrued (but undeclared) dividend as of September 30, 2015. Holders of the Series A Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company. The Series A Preferred is convertible into the Company’s common stock at a conversion price of $1.25 per share. The Series A Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company. The Series A Preferred is redeemable at the option of the Company at $1.80 per share prior to conversion. As of September 30, 2015, there have been 127,001 shares of Series A Preferred converted or redeemed. The Series A Preferred does not have voting rights. The Series A Preferred ranks senior to the following capital stock of the Company: (a) Series B Preferred, and (b) Series C Preferred.

The HGI Series B Convertible Preferred Stock (the “Series B Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series B Preferred would be entitled to upon conversion. The liquidation preference was $621,553, of which $161,641 is an accrued (but undeclared) dividend as of September 30, 2015. Holders of the Series B Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company. The Series B Preferred is convertible into the Company’s common stock at a conversion price of $1.74 per share. The Series B Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company. The Series B Preferred is redeemable at the option of the Company at $2.30 per share prior to conversion. As of September 30, 2015, there have been 270,044 shares of Series B Preferred converted or redeemed. The Series B Preferred does not have voting rights. Series B Preferred ranks senior to the following capital stock of the Company: the Series C Preferred.

The HGI Series C Convertible Preferred Stock (the “Series C Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series C Preferred would be entitled to upon conversion. The liquidation preference was $418,745, of which $108,745 is an accrued (but undeclared) dividend as of September 30, 2015. Holders of the Series C Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company. The Series C Preferred is convertible into the Company’s common stock at an initial conversion price of $2.27 per share. The Series C Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company. The Series C Preferred is redeemable at the option of the Company at $2.75 per share prior to conversion. As of September 30, 2015, there have been 28,000 shares of Series C Preferred converted or redeemed. The Series C Preferred does not have voting rights. Series C Preferred ranks senior to the following capital stock of the Company: None.

The Company had issued and outstanding at September 30, 2015, 372,999 shares of Series A Preferred, 229,956 shares of Series B Preferred, and 124,000 shares of Series C Preferred, all with a par value of $0.001.

NOTE 17. SUBSEQUENT EVENTS

On November 6, 2015, Mr. Robbie Hicks, Chief Accounting Officer, tendered his resignation.

On November 6, 2015, Mr. Robert Boyce, Chief Operating Officer, has agreed to no longer serve as an officer but will continue his employment with the Company in the role of Vice President of Operations.

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

Currently, HAM is under contract to manage and service approximately 1,100 assets in various stages of their life-cycle including REO, non-performing loans, re-performing note modifications, and performing owner financed contract-for-deeds. As the Company currently has the management, infrastructure, and physical work area capacity to scale and support additional assets under contract, it is actively seeking new clients as well as helping existing clients increase their respective asset pool. The Company believes that the country is in a long-term deleveraging cycle whereby home financing will continue to be difficult to obtain. For this same reason, we believe that investors will continue to be able to purchase assets in bulk from large institutional sellers at deep discounts and Halo’s goal is to establish itself, with the help of its unique technology platform and key servicing and vendor relationships, as the premier asset manager/servicer in the distressed non-performing loan and REO industry.

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

Results of Operations for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014

To completely understand the Company’s results, the below discussion should be read in conjunction with Note 4 Operating Segments of the consolidated financial statements.

Revenues

For the three months ended September 30, 2015, revenue increased $469,494 and 85% to $1,024,960 from $555,466 for the three months ended September 30, 2014. The variance is primarily attributable to revenue increases of $206,304 in HAM, $233,190 in HPA and $30,000 related to the Company’s SaaS contract which is discussed in Company Overview section above.

As discussed in Note 2 of the consolidated financial statements, HAM revenues include boarding and initial asset management fees, success fees, and its monthly servicing fee. HAM revenues increased $206,304 for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. Attributable to the variance, the Company experienced an increase in its asset management fee due to several new multi-unit asset boardings during the current quarter as compared to the three months ended September 30, 2014. The Company also experienced an increase in its success fees during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 directly related to several bulk asset trades, of which the Company earns a success fee. Offsetting the above revenue increases, the Company experienced a slight decrease in its monthly servicing fees during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This reduction is primarily attributable to less overall volume of assets being managed (see further discussion below) during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

The HPA revenue increase of $233,190 for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 is primarily attributable to portfolio acquisition support performed during the current quarter, which directly resulted in an increase in title reports, tax certification, and the due diligence fee associated with this portfolio acquisition support.

For the nine months ended September 30, 2015, revenue increased $1,047,966 and 53% to $3,023,625 from $1,975,659 for the nine months ended September 30, 2014. The increase is primarily attributable to the current quarter variance reasons noted above, as well as the $901,229 increase in revenue from the three months ended March 31, 2015 compared to the three months ended March 31, 2014, offset by the $322,757 decrease for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The $901,229 increase in early 2015 was primarily a result of several portfolio acquisition support (due diligence projects) completed during the first three months of 2015 that did not occur during the three months ended March 31, 2014. The $322,757 decrease in mid 2015 was primarily a result of a decrease in portfolio acquisition support and bulk sales success fees during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Overall, looking forward to the remainder of 2015, in late August 2015, as part of its ordinary course of business, the Company discontinued its asset management agreement with a client that had many assets under current management. As such, the Company is expecting to see a decrease in its success fees and monthly servicing fees, and possibly its asset management fees during the last quarter of 2015 and moving forward. The Company continues to evaluate and refine its sales and marketing strategy as well as manage its expenses, including corporate, personnel, and vendor relationships, in line with its asset units under management. The Company is actively seeking growth of its asset units under management with several of its existing clients.

Operating Expenses

Sales and marketing expenses include direct sales costs and marketing incurred in HPA for property preservation, tax and title reporting, eviction filing, mobile notary services, asset valuation, credit reports, and all other contract service commissions. Sales and marketing expenses increased $65,014 and 22% to $366,006 for the three months ended September 30, 2015 from $300,992 for the three months ended September 30, 2014. The increase is primarily related to the variable expense associated with the above noted increase in revenues in HPA (for portfolio acquisition support) over the same time period. For the nine months ended September 30, 2015, sales and marketing expenses increased $477,646 and 62% to $1,244,843 from $767,197 for the nine months ended September 30, 2014, primarily related to the portfolio acquisition support and due diligence projects completed during the first and third quarters of 2015 as noted above offset by the decrease in revenue for the second quarter ended June 30, 2015.

General and administrative expenses increased $39,983 and 25% to $200,067 for the three months ended September 30, 2015 from $160,084 for the three months ended September 30, 2014. The variance is primarily attributable to a $75,000 note receivable write off that occurred during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The Company invested in a note receivable of $75,000 in an affiliated company for working capital advances. The proceeds were made as a strategic investment in the affiliate as that affiliate provides revenue sourcing to the Company. As there is not a high probability of recollecting those proceeds advanced, the Company wrote off the note receivable prior to September 30, 2015. The $75,000 increase is offset by several immaterial variances in other general and administrative expenses including employer paid health insurance, depreciation, rent, telecom, travel, and consulting during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. General and administrative expenses increased $106,681 and 20% to $642,429 for the nine months ended September 30, 2015 from $535,748 for the nine months ended September 30, 2014 primarily due to the reasons noted above as well as the $50,000 note receivable investment and subsequent write off of that note receivable during the six months ended June 30, 2015.

Salaries, wages and benefits decreased $78,484 and 20% to $307,619 for the three months ended September 30, 2015 from $386,103 for the three months ended September 30, 2014. The variance is primarily attributable to a reduction in overall employee headcount primarily in HAM. Salaries, wages and benefits increased $641,257 and 49% to $1,952,782 for the nine months ended September 30, 2015 from $1,311,525 for the nine months ended September 30, 2014. The increase is primarily attributable to an increase in variable wages payable. The above increase is offset by a reduction in overall employee headcount primarily in HAM as noted above. Looking forward to the remainder of 2015, the Company will continue to gauge its headcount in the HAM subsidiary in line with its active revenue streams. As salaries, wages and benefits are the most significant cost to the Company, management actively monitors this cost to ensure it is in line with our business plan.

Interest expense is discussed in full detail in all applicable footnotes of the consolidated financial statements and as such the duplication is not warranted here.

The Company experienced an overall improvement in its net loss of $378,305 and 93% to a net loss of $30,421 for the three months ended September 30, 2015 from a net loss of $408,726 for the three months ended September 30, 2014, primarily attributable to the reasons noted above. The Company experienced an overall increase in its net loss of $342,914 and 36% to a net loss of $1,303,796 for the nine months ended September 30, 2015 from a net loss of $960,882 for the nine months ended September 30, 2014, primarily attributable to the reasons noted above.

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

Liquidity and Capital Resources

As of September 30, 2015, the Company had cash and cash equivalents of $88,044. The increase of $15,062 in cash and cash equivalents from $72,982 at December 31, 2014 was due to net cash provided by operating activities of $91,245 and in financing activities of $48,817, offset by net cash used in investing activities of $125,000.

Net cash provided by operating activities was $91,245 for the nine months ended September 30, 2015, compared to $560,701 net cash used in operating activities for the nine months ended September 30, 2014.  The net cash provided by operating activities for the nine months ended September 30, 2015 was due to net loss of $1,303,796, adjusted primarily by the following: an increase of $1,026,050 in accrued and other liabilities, an increase of $51,700 in deferred revenue, a decrease of $110,639 in accounts payable (specifically related to cash flows from operating and discussed further below), non cash capitalization of interest primarily in the note payable of $224,556 (discussed in note 9 of the consolidated financial statements) as well as a $125,000 notes receivable write off discussed below in investing activities, and $50,565 decrease in gross trade accounts receivable primarily attributable to the timing of revenue cash collections. The remaining immaterial variance is related to non cash depreciation and amortization.

The $1,026,050 increase in accrued and other liabilities is primarily related to the increase in deferred compensation and wages payable to a portion of the management team and an increase in accrued interest. The $51,700 increase in deferred revenue is a short term timing difference between cash receipts and the Company’s revenue recognition for its SaaS contract (as discussed in the Company Overview above).

On the balance sheet, accounts payable increased by $139,361 at September 30, 2015 from December 31, 2014. This is the result of the $250,000 increase in accounts payable directly related the receivership settlement discussed in Note 1 to the consolidated financial statements and included on the consolidated statements of cash flows as non cash supplemental information. The $250,000 receivership settlement is offset by a $110,639 decrease in accounts payable (specifically related to cash flows from operating) for the nine months ended September 30, 2015 and is primarily related to the overall cash flow management of the Company.

Net cash used in investing activities was $125,000 for the nine months ended September 30, 2015, compared to $700 net cash used in investing activities during the nine months ended September 30, 2014. The Company invested in notes receivable of $125,000 (investment was done in a $50,000 and $75,000 advance) in an affiliated company for working capital advances. The payments were made as a strategic investment in the affiliate as that affiliate provides revenue sourcing to the Company. As there is not a high probability of recollecting those proceeds advanced, the Company wrote off the notes receivable prior to September 30, 2015.

Net cash provided by financing activities was $48,817 for the nine months ended September 30, 2015, compared to net cash provided by financing activities of $469,716 for the nine months ended September 30, 2014. Financing activities for the nine months ended September 30, 2015 consisted primarily of $100,000 in proceeds from notes payable to related parties, offset by the $25,000 and $26,250 in principal payments on notes payable to related parties and subordinated debt, respectively.

As shown below, at September 30, 2015, our contractual cash obligations totaled approximately $3,878,387, all of which consisted of operating lease obligations and debt principal and accrued interest repayment.

	Payments due by December 31,
Contractual Obligations	2015	2016-2017	2018-2019	2020 & Thereafter	Total
Debt Obligations	$1,525,382	$2,347,461	$0	$0	$3,872,843

Operating Lease Obligations	$1,848	$3,696	$0	$0	$5,544

Total Contractual Cash Obligations	$1,527,230	$2,351,157	$0	$0	$3,878,387

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

Part II - Other Information

Item 1. Legal Proceedings

The Company and certain of its affiliates, officers and directors have been named as defendants in an action filed on December 12, 2011 in the 191st District Court of Dallas County, Texas. The Plaintiffs allege that the Company has misappropriated funds in connection with offerings of securities during 2010 and 2011. The complaint further alleges that Defendants engaged in fraudulent inducement, negligent misrepresentation, fraud, breach of fiduciary duty, negligence, breach of contract, unjust enrichment, conversion, violation of the Texas Securities Act, and civil conspiracy. The Plaintiffs amended their Petition on April 24, 2012 and dropped the conversion and civil conspiracy claims. The action seeks an injunction and a demand for accounting along with damages in the amount of $4,898,157. The Company has taken the position that the Plaintiff’s claims have no merit, and accordingly is defending the matter vigorously. Defendants have filed a general denial of the claims as well as a Motion to Designate Responsible Third Parties whom Defendants believe are responsible for any damages Plaintiffs may have incurred. Defendants have also filed a Motion for Sanctions against the Plaintiffs and their counsel arguing, among other things, that (i) Plaintiffs’ claims are “judicially stopped” from moving forward by virtue of the fact that the same Plaintiffs previously filed suit against separate entities and parties with dramatically opposed and contradicting views and facts; (ii) Plaintiffs have asserted claims against Defendants without any basis in law or fact; and (iii) Plaintiffs have made accusations against Defendants that Plaintiffs know to be false. Additionally, Defendants have filed a no evidence Motion for Summary Judgment which was scheduled to be heard in October of 2012. The Plaintiffs requested and were granted a six month continuance on the hearing of that motion. The Plaintiffs have also filed a Motion to Stay the case pending the outcome of the Company’s lawsuit with the insurance companies which the Company has opposed. Initially the motion to stay was granted and Defendants moved for reconsideration. The parties were alerted that the court had reversed the Stay on appeal. The no evidence Motion for Summary Judgment was heard on August 9, 2013. Prior to the hearing, the Plaintiff’s filed a 3rd Amended Petition in which they dropped any claim of fraud including fraudulent inducement, fraud, conversion and civil conspiracy and added a new “control person” claim which was not subject to the no evidence Motion for Summary Judgment heard on August 9, 2013. On September 25, 2013, Defendants no evidence Motion for Summary Judgment was granted in its entirety. Defendants subsequently filed a no evidence Motion for Summary Judgment on the final remaining “control person” claim which was heard before the court on October 21, 2013. On December 18, 2013 a final Order Granting Defendant’s Second No-Evidence Motion of Final Summary Judgment was signed. The Plaintiff’s subsequently filed a motion for new trial. Following a hearing, the Plaintiff’s motion for new trial was denied by operation of law. The Plaintiff’s Filed a Notice of Appeal on March 11, 2014. The Plaintiffs have requested multiple extensions to their time to file their brief on the Appeal. After having multiple extensions granted, the Plaintiff’s requested that the Appeals court stay the Appeal pending the outcome of the Company’s approved settlement agreement with the court appointed Receiver for James G. Temme and Stewardship Fund, LLC, appointed by the Federal Court in the Eastern District of Texas. On September 16, 2014 the Sixth Appellate District Court of Appeals of Texas issued an order abating the Plaintiff’s appeal pending a final determination by the federal courts of an order issued by the federal district court in a separate action directing the Plaintiff’s, among others, not to further pursue this separate litigation. For administrative purposes, this case is abated and will be treated as closed. Any party may seek reinstatement by promptly filing a motion with the Sixth Appellate District Court of Appeals of Texas showing that the injunction or order of the federal court no longer restricts pursuit of this litigation and specifying what further action, if any, is required from the Court. As of the date of this filing, Plaintiffs/Appellants have filed a Motion for Involuntary Dismissal with the Court of Appeals for the Sixth District of Texas at Texarkana, Texas asking that the court dismiss the case on the basis that the United States District Court, Eastern District of Texas, Sherman Division entered an order permanently barring all Stewardship Creditors from continuing and/or asserting or prosecuting any claims or causes of action against Halo. Because Appellants in this action fall within the definition of “Stewardship Creditors” they are barred from continuing to pursue this appeal thereby divesting the Court of Appeals for the Sixth District of Texas, Sherman Division, of jurisdiction over this appeal. On November 6, 2015, the court granted the above mentioned Involuntary Motion to Dismiss.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Mr. Robbie Hicks, Chief Accounting Officer and Principal Financial Officer, tendered his resignation effective November 6, 2015.

On November 6, 2015, Mr. Robert Boyce, Chief Operating Officer, resigned his position as an officer but will continue his employment with the Company in the role of Vice President of Operations.

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

Date: November 6, 2015	By:	/s/ Brandon Cade Thompson
Brandon Cade Thompson
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2015	By:	/s/ Robbie Hicks
Robbie Hicks
Chief Accounting Officer
(Principal Financial Officer)

