Form 10-Q
period 2016-03-31
Halo Companies, Inc.
filed 2016-05-16
CIK 814286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes  ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, May 16, 2016: 48,562,750 shares of Common Stock, $.001 par value per share outstanding.

Halo Companies, Inc.

INDEX

PART I.  FINANCIAL INFORMATION

Part 1 – Financial Information

Item 1. Financial Statements

Halo Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,251	$20,544
Trade accounts receivable ($71,894 and $42,965 due from related party), net of allowance for doubtful accounts of $0 and $0, respectively	82,644	43,365
Total current assets	96,895	63,909

PROPERTY, EQUIPMENT AND SOFTWARE, net	41,835	47,172

TOTAL ASSETS	$138,730	$111,081

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$474,121	$488,253
Accrued and other liabilities (including $251,313 and$121,853 to related parties, respectively)	1,460,985	1,328,662
Deferred revenue	20,000	20,000
Current portion of subordinated debt	20,000	20,000
Current portion of note payable	2,172,395	2,089,475
Current portion of notes payable to related parties	2,822,452	2,822,452
Total current liabilities	6,969,953	6,768,842

SUBORDINATED DEBT, LESS CURRENT PORTION	60,000	65,000
DERIVATIVE LIABILITY	2,434	2,434
Total liabilities	7,032,387	6,836,276

SHAREHOLDERS' DEFICIT
Series Z Convertible Preferred Stock, par value $0.01 per share; 82,508 shares authorized; 0 shares issued and outstanding at March 31, 2016 and December 31, 2015	–	–
Preferred Stock, par value $0.001 per share; 917,492 shares authorized; 0 shares issued and outstanding at March 31, 2016 and December 31, 2015	–	–
Series X Convertible Preferred Stock, par value $0.01 per share; 53,677 and 143,677 shares authorized; 0 and 143,677 shares issued and outstanding, liquidation preference of $0 and $1,436,770 at March 31, 2016 and December 31, 2015, respectively	–	–
Series E Convertible Preferred Stock, par value $0.001 per share; 100,000 shares authorized;70,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, liquidation preference of $700,000	70	70
Halo Group, Inc. Preferred Stock, par value $0.001 per share; 2,000,000 shares authorized
Series A Convertible Preferred Stock; 372,999 shares issued and outstanding at March 31, 2016 and December 31, 2015, liquidation preference of $788,572	373	373
Series B Convertible Preferred Stock; 229,956 shares issued and outstanding at March 31, 2016 and December 31, 2015, liquidation preference of $647,767	230	230
Series C Convertible Preferred Stock;124,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, liquidation preference of $436,702	124	124
Common Stock, par value $0.001 per share; 375,000,000 shares authorized; 48,562,750 and 48,562,750 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	48,563	48,563
Additional paid-in capital	6,871,298	6,871,298
Accumulated deficit	(13,814,315)	(13,645,853)
Total shareholders' deficit	(6,893,657)	(6,725,195)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$138,730	$111,081

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

REVENUE (including $25,226 and $110,217 from related parties, respectively)	$186,356	$1,493,517

OPERATING EXPENSES
Sales and marketing expenses	21,539	707,892
General and administrative expenses (including $0 and $46,780 to related parties, respectively)	96,664	231,032
Salaries, wages, and benefits	76,000	905,941
Total operating expenses	194,203	1,844,865

OPERATING LOSS	(7,847)	(351,348)

OTHER INCOME (EXPENSE)
Interest expense (including $73,354 and $32,667 to related parties, respectively)	(160,615)	(116,078)
Net loss from operations, before income tax provision	(168,462)	(467,426)

INCOME TAX PROVISION	–	–

NET LOSS	$(168,462)	$(467,426)

Loss per share:
Basic & Diluted	$(0.00)	$(0.01)

Weighted Average Shares Outstanding
Basic & Diluted	48,562,750	57,460,083

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Halo Companies, Inc. Common Stock		Halo Companies, Inc. Series X Convertible Preferred Stock		Halo Companies, Inc. Series E Convertible Preferred Stock		Halo Group, Inc. Series A Convertible Preferred Stock		Halo Group, Inc. Series B Convertible Preferred Stock		Halo Group, Inc. Series C Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2014	66,364,083	$66,364	143,677	$1,437	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$7,638,764	$(11,864,863)	$(4,157,501)

Redemption of Series X Convertible Preferred Stock per settlement agreement (FN 16)	–	–	(90,000)	(900)	–	–	–	–	–	–	–	–	(249,100)	–	(250,000)

Cancellation of Common Shares per settlement agreement (FN 16)	(17,808,000)	(17,808)	–	–	–	–	–	–	–	–	–	–	17,808	–	–

Net loss	–	–	–	–	–	–	–	–	–	–	–	–	–	(467,426)	(467,426)

Balance at March 31, 2015	48,556,083	$48,556	53,677	$537	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$7,407,472	$(12,332,289)	$(4,874,927)

Redemption of Series X Convertible Preferred Stock (FN 16)	–	–	(53,677)	(537)	–	–	–	–	–	–	–	–	(536,234)	–	(536,771)

Issuance of Common Shares	6,667	7	–	–	–	–	–	–	–	–	–	–	60	–	67

Net loss	–	–	–	–	–	–	–	–	–	–	–	–	–	(1,313,564)	(1,313,564)

Balance at December 31, 2015	48,562,750	$48,563	–	$–	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$6,871,298	$(13,645,853)	$(6,725,195)

Net loss	–	–	–	–	–	–	–	–	–	–	–	–	–	(168,462)	(168,462)

Balance at March 31, 2016	48,562,750	$48,563	–	$–	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$6,871,298	$(13,814,315)	$(6,893,657)

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	For the Three Months Ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATIONS
Net loss	$(168,462)	$(467,426)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,337	6,223
Amortization of loan origination costs	–	3,333
Capitalization of interest into note payable and notes payable to related parties	82,920	71,343
Changes in operating assets and liabilities:
Trade accounts receivable	(39,279)	1,009
Accounts payable	(14,132)	(160,652)
Accrued and other liabilities	132,323	554,466
Deferred revenue	–	111,050
Net cash provided by (used in) operating activities	(1,293)	119,346

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable to related parties	–	(25,000)
Principal payments on subordinated debt	(5,000)	(1,667)
Net cash used in financing activities	(5,000)	(26,667)

Net (decrease) increase in cash and cash equivalents	(6,293)	92,680

CASH AND CASH EQUIVALENTS, beginning of period	20,544	72,982

CASH AND CASH EQUIVALENTS, end of period	$14,251	$165,662

SUPPLEMENTAL INFORMATION
Cash paid for taxes - Texas Margin Tax	$13,144	$–
Cash paid for interest	$4,106	$82,899
NONCASH SUPPLEMENTAL INFORMATION
Cancellation of stock for settlement payment	$–	$250,000

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc.

Notes To Consolidated Financial Statements

March 31, 2016

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

Halo has determined that the asset management and portfolio services have threatened sustainability long term and need to shift its resources to pursue other lines of revenue. Fortunately, management has been analyzing this trend for some time and made moves to begin capitalizing on its internally developed technology assets. As further discussed in Note 2 below, Halo has successfully secured multiple software license and support agreements and will continue to evaluate the best method to deliver and monetize Halo’s technology assets in the market.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial statements are unaudited; however, in the opinion of management, all adjustments considered necessary for fair presentation of the results of the interim periods have been included (consisting of normal recurring accruals). The accompanying consolidated financial statements as of March 31, 2016, and for the three months ended March 31, 2016 and 2015, include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

The Company is currently exploring potential opportunities with several client relationships that would allow the Company to implement its internally developed asset management software platform as an external service for those customers. This is commonly known as Software as a Service (“SaaS”). Cash receipts from customers in advance of revenue recognized are recorded as deferred revenue and will be earned over the entire SaaS contract period.

HAM and HPA receivables are typically paid the month following services performed. As of March 31, 2016 and December 31, 2015, the Company’s accounts receivable are made up of the following percentages; HAM at 21% and 55%, HPA at 67% and 45%, and HGI at 12% and 0% respectively.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: past transaction history with the customer, current economic and industry trends, and changes in customer payment terms. The Company provides for estimated uncollectible amounts through an increase to the allowance for doubtful accounts and a charge to earnings based on actual historical trends and individual account analysis. Balances that remain outstanding after the Company has used reasonable collection efforts are written-off through a charge to the allowance for doubtful accounts. The below table summarizes the Company’s allowance for doubtful accounts as of March 31, 2016 and December 31, 2015:

	Balance at Beginning of Period	Increase in the Provision	Accounts Receivable Write-offs	Balance at End of Period
Three Months ended March 31, 2016
Allowance for doubtful accounts	$0	$0	$0	$0
Year ended December 31, 2015
Allowance for doubtful accounts	$375,665	$0	$375,655	$0

Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing (i) net income (loss) available to common shareholders (numerator), by (ii) the weighted average number of common shares outstanding during the period (denominator). Diluted net income (loss) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. At March 31, 2016 and 2015, there were 4,518,626 and 4,630,626 shares, respectively, underlying potentially dilutive convertible preferred stock and stock options outstanding. These shares were not included in dilutive weighted average shares outstanding for the three months ended March 31, 2016 and 2015 because their effect is anti-dilutive due to the Company’s reported net loss.

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

Principles of Consolidation

The consolidated financial statements of the Company for the three months ended March 31, 2016 and 2015 include the financial results of HCI, HGI, HBI, HPA and HAM. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Long-Lived Assets

Long-lived assets are reviewed on an annual basis or whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by that asset. If it is determined that the carrying amount of an asset may not be recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is the estimated value at which the asset could be bought or sold in a transaction between willing parties. There were no impairment charges for the three months ended March 31, 2016 and 2015.

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

The Company accounts for its position in tax uncertainties under ASC 740-10. ASC 740-10 establishes standards for accounting for uncertainty in income taxes. ASC 740-10 provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. ASC 740-10 applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the three months ended March 31, 2016 or 2015.

The Company incurred no penalties or interest for taxes for the three months ended March 31, 2016 or 2015. The Company is subject to a three year statute of limitations by major tax jurisdictions for the fiscal years ended December 31, 2012, 2013 and 2014. The Company files income tax returns in the U.S. federal jurisdiction.

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

NOTE 3. CONCENTRATIONS OF CREDIT RISK

The Company maintains aggregate cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). During the three months ended March 31, 2016, the FDIC insured deposit accounts up to $250,000. At March 31, 2016, the Company’s cash accounts were all less than the $250,000 FDIC insured amount and as such were insured in full.

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

Operating Segments	For the Three Months Ended March 31,
	2016	2015
Revenue
Halo Asset Management	$30,328	$240,899
Halo Portfolio Advisors	41,028	1,178,868
Halo Group, Inc.	115,000	73,750
Net Revenue	$186,356	$1,493,517

Operating income (loss):
Halo Asset Management	$29,534	$119,426
Halo Portfolio Advisors	32,936	473,338
Other	–	–
Less: Corporate expenses (a)	(230,932)	(1,060,190)
Operating income (loss):	$(168,462)	$(467,426)

a.	Corporate expenses include salaries, benefits and other expenses, including rent and general and administrative expenses, related to corporate office overhead and functions that benefit all operating segments. Corporate expenses also include interest expense. Corporate expenses are expenses that the Company does not directly allocate to any segment above. Allocating these indirect expenses to operating segments would require an imprecise allocation methodology. Further, there are no material amounts that are the elimination or reversal of transactions between the above reportable operating segments.

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

For the three months ended March 31, 2016 or 2015, there have been no material transactions between reportable units that would materially affect an operating segment profit or loss. Intercompany transactions are eliminated in the consolidated financial statements.

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

The Company has incurred an accumulated deficit of $13,814,315 as of March 31, 2016. However, of the accumulated deficit, $2,110,748 of expense was incurred as stock-based compensation, $609,456 in depreciation expense, and $279,241 in impairment loss on investment in portfolio assets, all of which are noncash expenses. Further, $906,278 of the accumulated deficit is related to the issuance of stock dividends, also non cash reductions. The $3,905,723 total of these non-cash retained earnings reductions represents 28% of the total deficit balance.

NOTE 6. PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software consist of the following as of March 31, 2016 and December 31, 2015, respectively:

Computers and purchased software	$147,800	$147,800
Furniture and equipment	203,427	203,427
	351,227	351,227
Less: accumulated depreciation	(309,392)	(304,055)
	$41,835	$47,172

Depreciation totaled $5,337 and $6,223 for the three months ended March 31, 2016 and 2015, respectively.

NOTE 7. ACCRUED AND OTHER LIABILITIES

The Company had $1,460,985 in accrued liabilities at March 31, 2016. Included in this accrual is $496,977 in accrued interest ($251,082 of this balance is related to interest on the secured asset promissory note discussed in more detail in Note 11). The accrual also includes $788,177 in deferred compensation to several senior management personnel. The Company had $1,328,662 in accrued liabilities at December 31, 2015. Included in this accrual is $423,623 in accrued interest ($245,663 of this balance is related to interest on the secured asset promissory note discussed in more detail in Note 11). The accrual also includes $724,208 in deferred compensation to several senior management personnel.

NOTE 8. NOTES PAYABLE TO RELATED PARTIES

During March 2011, the Company entered into one unsecured promissory note with a related party (a previous company director) in the amount of $250,000 (the “2011 Related Party Note”). The 2011 Related Party Note had a fixed interest amount of $50,000 and a maturity date of July 31, 2011. On September 20, 2011, the 2011 Related Party Note was amended to include the 2011 Related Party Note plus $52,426 of accrued interest for a total note balance of $302,426. The 2011 Related Party Note has a 6% interest rate and is a monthly installment note with final balloon payment at maturity in September 2014. At the time of the filing of these consolidated financial statements, the Company and the related party had not finalized an extended maturity date, and as such the entire $197,636 2011 Related Party Note balance is included in current portion of notes payable to related parties as of March 31, 2016. As of December 31, 2015, the 2011 Related Party Note was $197,636, all of which is included in current portion of notes payable to related parties.

On September 1, 2011, several previous related party notes totaling $370,639 were amended and consolidated (“the 2011 Consolidated Related Party Note”). This note bears interest of 6% and has a maturity date of September 15, 2016. As of December 31, 2015, the 2011 Consolidated Related Party Note balance was $267,569, all of which is included in current portion of notes payable to related parties. As of March 31, 2016, the 2011 Consolidated Related Party Note balance was $267,569, all of which is included in current portion of notes payable to related parties.

As of December 31, 2015, a Company director had an outstanding advance to the Company of $960,476 for short term capital. As of March 31, 2016, the outstanding advance balance was $960,476 and is due October 1, 2016; as such the entire balance is included in current portion of notes payable to related parties. The debt accrues interest at a rate of 15%.

As of December 31, 2015, the Company’s President and Chief Legal Officer had an outstanding advance balance of $345,000 for short term capital. As of March 31, 2016, the outstanding advance balance was $345,000 and is due December 28, 2016; as such the entire balance is included in current portion of notes payable to related parties. The debt accrues interest at a rate of 15%.

As of December 31, 2015, the Company’s CEO and Director of the Board had an outstanding advance balance of $515,000 for short term capital. As of March 31, 2016, the outstanding advance balance was $515,000 and is due December 28, 2016; as such the entire balance is included in current portion of notes payable to related parties. The debt accrues interest at a rate of 15%.

During the twelve months ended December 31, 2015, the Company redeemed the remaining outstanding shares of Series X Preferred Stock in exchange for promissory notes due on December 28, 2016. The CEO was issued a promissory note from the Company of $209,000. A Company director was issued a promissory note from the Company of $267,771. A related party was issued a promissory note from the Company of $60,000. As of March 31, 2016 the entire balance of $536,771 is included in the current portion of notes payable to related parties. The debt accrues interest with an interest rate of 8%.

As of March 31, 2016, the notes payable to related party balance totaled $2,822,452 all of which is included in current portion of notes payable to related parties in the consolidated financial statements. As of December 31, 2015, the notes payable to related party balance totaled $2,822,452, all of which is included in current portion of notes payable to related parties in the consolidated financial statements.

The Company incurred $73,354 and $32,667 of interest expense to directors, officers, and other related parties during the three months ended March 31, 2016 and 2015, respectively. Accrued interest due to directors and other related parties totaled $251,313 at March 31, 2016, all of which is included in accrued and other current liabilities. Accrued interest due to directors and other related parties totaled $177,724 at December 31, 2015, all of which is included in accrued and other current liabilities.

NOTE 9. NOTE PAYABLE

In October 2013, the Company entered into a senior unsecured convertible promissory note agreement of $1,500,000. The terms of the note include an interest rate of 15% with a maturity date of October 10, 2016. The Company, although not required, is entitled to capitalize any accrued interest into the outstanding principal balance of the note up until maturity. At the maturity date, all unpaid principal and accrued interest is due. As part of the promissory note, the Company was required to pay origination fees and expenses associated with this note agreement (discussed in Other Assets Note 2), pay the subordinated debt originated in January 2010, pay $375,000 to a related party note held by a director, with the remaining use of proceeds for general corporate purposes including payment of deferred compensation to several management personnel. Additionally, the noteholder has the right, but not the obligation, to convert up to $1,000,000 of the principal balance of the note into common shares of the Company. The $1,000,000 maximum conversion ratio would entitle the noteholder to a maximum total of 10% of the then outstanding common stock of the Company, calculated on a fully diluted basis. Any conversion of the principal amount of this note into common stock would effectively lower the outstanding principal amount of the note. As of March 31, 2016, the note payable balance was $2,179,062, which includes capitalized interest of $679,062. As of December 31, 2015, the note payable balance was $2,099,475, which includes capitalized interest of $599,475.

NOTE 10. SUBORDINATED DEBT

During January 2010, the Company authorized a $750,000 subordinated debt offering (“Subordinated Offering”), which consisted of the issuance of notes paying a 16% coupon with a 1% origination fee at the time of closing. The maturity date of the notes was originally January 31, 2013, however, the subordinated debt holders agreed to an extended maturity date of December 31, 2013. In October 2013, the Company entered into a senior unsecured convertible promissory note (discussed in Note 9) which required the use of those financing proceeds to pay down the subordinated debt. As such, as of December 31, 2015, the remaining balance was $0.

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

The Company follows the provisions of ASC 815, “Derivatives and Hedging”. ASC 815 requires freestanding contracts that are settled in a company’s own stock to be designated as an equity instrument, assets or liability. Under the provisions of ASC 815, a contract designated as an asset or liability must be initially recorded and carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires. Accordingly, the Company determined that the warrants should be accounted for as derivative liabilities and has recorded the initial value as a debt discount which was amortized into interest expense using the effective interest method. As of December 31, 2013, the balance of the debt discount was $0 (fully amortized). Subsequent changes to the marked-to-market value of the derivative liability are recorded in earnings as derivative gains and losses. As of March 31, 2016 and December 31, 2015, there were 112,000 warrants outstanding with a derivative liability of $2,434. The Warrants were valued using the Black-Scholes model, which resulted in the fair value of the warrants at $0.01 per share using the following assumptions:

March 31, 2016
Risk-free rate	0.62%
Expected volatility	197%
Expected remaining life (in years)	0.80
Dividend yield	0.00%

During October 2014, the Company entered into an additional $100,000 subordinated term note with the current holder of the Company’s subordinated debt. The note pays an 18% coupon rate with a maturity date of September 30, 2017. There are no warrants associated with this subordinated term note. Repayment terms of the note include interest only payments through March 31, 2015. Thereafter, level monthly payments of principal and interest are made as calculated on a 60 month payment amortization schedule with final balloon payment due at maturity. The rights of the holder of this note is subordinated to any and all liens granted by the Company to a commercial bank or other qualified financial institution in connection with lines of credit or other loans extended to the Company in an amount not to exceed $3,500,000, and liens granted by the Company in connection with the purchase of furniture, fixtures or equipment. As of March 31, 2016, the remaining balance of this note totals $80,000, of which $20,000 is included in current portion of subordinated debt. As of December 31, 2015, the remaining balance of this note totals $85,000, of which $20,000 is included in current portion of subordinated debt.

NOTE 11. SECURED ASSET PROMISSORY NOTE

During December 2010, the Company authorized a debt offering to be secured by real estate assets purchased in connection with Equitas Housing Fund, LLC, (“Equitas Offering”). The Equitas Offering generated $1,200,000 in proceeds. Of the $1,200,000 in proceeds received in December 2010, $300,000 was used to acquire non-performing, residential mortgage notes and the balance was used for mortgage note workout expenses and operational expenses of Halo Asset Management. The Secured Asset Promissory Notes consisted of a 25% coupon. In May 2013, the Secured Asset Promissory Note was paid in full, along with $150,000 of the outstanding accrued interest balance. Halo and the secured asset promissory note holder agreed to include the remaining accrued interest in a promissory note due December 31, 2014. The promissory note will accrue interest at a 10% annual rate, with interest only payments due periodically and final balloon payment due at maturity. At the time of the filing of these consolidated financial statements, the Company and note holder have not finalized an extended maturity date. As such, as of March 31, 2016, the entire accrued interest balance of $251,082 is included in current portion of accrued interest. As of December 31, 2015, the entire accrued interest balance of $245,663 is included in current portion of accrued interest. For the three months ended March 31, 2016 and 2015, the Company incurred $5,419 and $5,419 respectively, in interest expense on the note.

NOTE 12. RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2016 and 2015, HAM recognized monthly servicing fee revenue totaling $25,226 and $110,217, respectively, from an entity that is an affiliate of the Company. Further, facilities rent expense discussed in Note 14 was paid to the same affiliate.

For the three months ended March 31, 2016 and 2015, the Company incurred interest expense to related parties (See Note 8).

For the three months ended March 31, 2016 and 2015, the Company incurred $0 and $20,000 in commission expense to an entity that is an affiliate of the Company.

For the three months ended March 31, 2016 and 2015, the Company incurred $10,000 and $5,000 in consulting expense to an entity that is an affiliate of the Company.

NOTE 13. INCOME TAXES

For the three months ended March 31, 2016 and 2015, the effective tax rate of 0% varies from the U.S. federal statutory rate primarily due to state income taxes, net losses, certain non-deductible expenses and an increase in the valuation allowance associated with the net operating loss carryforwards. Our deferred tax assets related to net operating loss carryforwards remain fully reserved due to uncertainty of utilization of those assets.

Deferred tax assets and liabilities are computed by applying the effective U.S. federal and state income tax rate to the gross amounts of temporary differences and other tax attributes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At December 31, 2015 and March 31, 2016, the Company believed it was more likely than not that future tax benefits from net operating loss carry-forwards and other deferred tax assets would not be realizable through generation of future taxable income and are fully reserved.

The Company has net operating loss (“NOL”) carry-forwards of approximately $7,700,000 available for federal income tax purposes, which expire from 2024 to 2035. Separately, because of the changes in ownership that occurred on June 30, 2004 and September 30, 2009, prior to GVC merging with HCI, and based on the Section 382 Limitation calculation, the Company will be allowed approximately $6,500 per year of GVC Venture Corp.’s federal NOLs generated prior to June 30, 2004 until they would otherwise expire. The Company would also be allowed approximately $159,000 per year of GVC Venture Corp.’s federal NOLs generated between June 30, 2004 and September 30, 2009 until they would otherwise expire.

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

Future minimum rental obligations as of March 31, 2016 are as follows:

Years Ending December 31:
2016	$2,464
Thereafter	–
Total minimum lease commitments	$2,464

For the three months ended March 31, 2016 and 2015, the Company incurred facilities rent expense totaling $0 and $21,780, respectively.

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

The Company and certain of its affiliates, officers and directors named as defendants in an insurance action filed on April 27, 2012 in the United States District Court for the Northern District of Texas. The Plaintiffs allege that it had no duty to indemnify the Company, its affiliates, officers or directors because the claims set forth in the lawsuit mentioned herein above were not covered by the insurance policy issued by Plaintiff in favor of Defendants. The action sought declaratory judgment that the Plaintiff had no duty to indemnify the Defendants pursuant to the insurance policy that Defendants purchased from Plaintiff. The Company took the position that Plaintiff’s claim had no merit, and defended the matter vigorously. Additionally, Defendants filed a counterclaim against the insurer alleging breach of contract, violation of the Texas Insurance Code and violation of the duty of good faith and fair dealing. On March 12, 2013, Plaintiff and Defendants entered into an agreement whereby Plaintiff’s and Defendant’s claims, are to be dismissed without prejudice while the underlying liability suit in the 191st District Court of Dallas County proceeds. An Agreed Motion to Dismiss Without Prejudice was filed on March 12, 2013, and the parties are awaiting the court’s entry of the Agreed Order of Dismissal Without Prejudice. The Court granted the Agreed Order of Dismissal Without Prejudice.

The Company and certain of its affiliates, officers and directors have been named as defendants in an action filed on July 19, 2012 in the United States District Court for the Northern District of Texas. The Plaintiff alleges that it has no duty to defend or indemnify the Company, its affiliates, officers or directors because the claims set forth in the lawsuit mentioned herein above are not covered by the insurance policy written by Plaintiff in favor or Defendants. The action seeks declaratory judgment that the Plaintiff has no duty to defend or indemnify the Defendants pursuant to the insurance policy that Defendants purchased from Plaintiff. Initially, the Company took the position that Plaintiff’s claims had no merit, and defended the matter vigorously. Additionally, Defendants filed a counterclaim against the insurer alleging breach of contract, violation of the Texas Insurance Code and violation of the duty of good faith and fair dealing. Plaintiff has filed a Motion for Summary Judgment seeking a judgment that it owes no duty to defend or indemnify Defendants. After careful consideration, Defendants decided not to oppose the Motion for Summary Judgment and a response in opposition was not filed. The Motion for Summary Judgment was granted.

NOTE 15. STOCK OPTIONS

The Company granted stock options to certain employees under the HGI 2007 Stock Plan, as amended (the “Plan”). The Company was authorized to issue 2,950,000 shares subject to options, or stock purchase rights under the Plan. These options (i) vest over a period no greater than two years, (ii) are contingently exercisable upon the occurrence of a specified event as defined by the option agreements, and (iii) expire three months following termination of employment or five years from the date of grant depending on whether or not the options were granted as incentive options or non-qualified options. At September 30, 2009, pursuant to the terms of the merger, all options granted prior to the merger were assumed by the Company and any options available for issuance under the Plan but unissued, have been forfeited and consequently the Company has no additional shares subject to options or stock purchase rights available for issuance under the Plan. As of March 31, 2016, 438,300 option shares have been exercised. Total stock options outstanding as of March 31, 2016 total 170,000. The weighted average remaining contractual life of the outstanding options at March 31, 2016 is approximately 1.5 years.

A summary of stock option activity in the Plan is as follows:

Weighted
		Exercise	Average
	Number of	Price	Exercise
	Options	Per Option	Price
Outstanding at December 31, 2014	170,000	$0.01	$0.01
Granted	–	–	–
Exercised	–	–	–
Canceled	–	–	–
Outstanding at December 31, 2015	170,000	$0.01	$0.01
Granted	–	–	–
Exercised	–	–	–
Canceled	–	–	–
Outstanding at March 31, 2016	170,000	$0.01	$0.01

All stock options granted under the Plan and as of March 31, 2016 became exercisable upon the occurrence of the merger that occurred on September 30, 2009. As such, equity-based compensation for the options was recognized in earnings from issuance date of the options over the vesting period of the options effective December 31, 2009. Total compensation cost expensed over the vesting period of stock options was $2,103,948, all of which was expensed as of September 30, 2011.

On July 19, 2010, the board of directors approved the Company’s 2010 Incentive Stock Plan (“2010 Stock Plan”). The 2010 Stock Plan allows for the reservation of 7,000,000 shares of the Company’s common stock for issuance under the plan. The 2010 Stock Plan became effective July 19, 2010 and terminates July 18, 2020. As of March 31, 2016, 20,000 shares had previously been granted (all granted in the year ended December 31, 2012) under the 2010 Stock Plan with an exercise price of $0.34 per option. These are the only shares that have been issued under the 2010 Stock Plan. The shares granted vested immediately and can become exercisable for so long as the Company remains a reporting company under the Securities Exchange Act of 1934. Total compensation cost expensed over the vesting period of the stock options was $6,800, all of which was expensed in the year ended December 31, 2012. As of March 31, 2016 none of the shares issued under the 2010 Stock Plan have been exercised.

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

During March 2015, the Company entered into a $250,000 compromise and settlement agreement with the court appointed receivership holding 17,808,000 shares of the Company’s 21,200,000 common stock noted above. The physical stock certificate was sent to the Company’s transfer agent to immediately cancel those respective outstanding shares of that Agreement. Upon receipt by the transfer agent of the stock certificates noted above, the transfer agent did cancel the respective 21,200,000 shares of common stock. An additional 1,272,000 shares of the company’s common stock, all subject to the clawback provisions of the Agreement have also been sent to the Company’s transfer agent to immediately cancel those respective common shares of that Agreement but as of the time of this filing those shares have not yet been canceled. Some of the shares were returned to the Company by the Transfer Agent requiring a medallion guarantee. The Company expects to have these shares cancelled sometime in 2016. Secondarily, the Company is actively pursuing the procurement of an additional physical certificate from a respective individual still in possession of the common stock certificate. As of the time of these consolidated financials 3,392,000 of the 21,200,000 shares issued as part of the Agreement remain outstanding.

The Company’s total common shares outstanding totaled 48,562,750 at March 31, 2016.

Preferred Stock

In connection with the merger, the Company authorized 1,000,000 shares of Series Z Convertible Preferred Stock with a par value of $0.01 per share (the “Series Z Convertible Preferred”). The number of shares of Series Z Preferred Stock may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series Z Preferred Shares to less than the number of shares then issued and outstanding.  In the event any Series Z Preferred Shares shall be converted, (i) the Series Z Preferred Shares so converted shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series Z Preferred Shares set forth in this section shall be automatically reduced by the number of Series Z Preferred Shares so converted and the number of shares of the Corporation’s undesignated Preferred Stock shall be deemed increased by such number. The Series Z Convertible Preferred is convertible into common shares at the rate of 45 shares of common per one share of Series Z Convertible Preferred. The Series Z Convertible Preferred has liquidation and other rights in preference to all other equity instruments. Simultaneously upon conversion of the remaining Series A Preferred, Series B Preferred, and Series C Preferred and exercise of any outstanding stock options issued under the HGI 2007 Stock Plan into Series Z Convertible Preferred, they will automatically, without any action on the part of the holders, be converted into common shares of the Company. Since the merger, in connection with the exercise of stock options into common stock and converted Series A Preferred, Series B Preferred and Series C Preferred as noted above, 82,508 shares of Series Z Convertible Preferred were automatically authorized and converted into shares of the Company’s common stock leaving 917,492 shares of authorized undesignated Preferred Stock in the Company in accordance with the Series Z Convertible Preferred certificate of designation. As of March 31, 2016, there were 82,508 shares of Series Z Preferred authorized with zero shares issued and outstanding.

The Company authorized 175,000 shares of Series X Convertible Preferred Stock with a par value of $0.01 per share (the “Series X Preferred”). The number of shares of Series X Preferred may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series X Preferred to less than the number of shares then issued and outstanding. In the event any Series X Preferred Shares shall be redeemed, (i) the Series X Preferred so redeemed shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series X Preferred Shares set forth in this section shall be automatically reduced by the number of Series X Preferred Shares so redeemed and the number of shares of the Corporation's undesignated Preferred Stock shall be deemed increased by such number. The Series X Preferred Shares rank senior to the Company’s common stock to the extent of $10.00 per Series X Preferred Shares and on a parity with the Company’s common stock as to amounts in excess thereof. The holders of Series X Preferred shall not have voting rights. Holders of the Series X Preferred shall be entitled to receive, when and as declared by the board of directors, dividends at an annual rate of 9% payable in cash when declared by the board. Holders of Series X Preferred have a liquidation preference per share equal to $10.00. During March 2015, as part of the $250,000 compromise and settlement agreement with the court appointed receivership discussed above, the settlement agreement calls for a relinquishment and abandonment of any and all claims against Halo on 90,000 shares of the Company’s Series X Preferred stock belonging to the receivership. The liquidation preference was $536,770 as of March 31, 2015. During December 2015, the Company exercised its redemption right and redeemed the remaining issued and outstanding 53,677 shares in exchange for promissory notes. As such, as of March 31, 2016, there were no shares authorized, issued or outstanding.

In April 2012, the Company authorized 100,000 shares of Series E Convertible Preferred Stock (the “Series E Preferred”) with a par value of $0.001 per share, at ten dollars ($10.00) per share with a conversion rate of fifty (50) shares of the Company’s common stock for one share of Series E Preferred. The number of shares of Series E Preferred may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series E Preferred to less than the number of shares then issued and outstanding. In the event any Series E Preferred Shares shall be converted, (i) the Series E Preferred so converted shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series E Preferred Shares set forth shall be automatically reduced by the number of Series E Preferred Shares so converted and the number of shares of the Corporation's undesignated Preferred Stock shall be deemed increased by such number. The Series E Preferred Shares rank senior to the Company’s common stock to the extent of $10.00 per Series E Preferred Shares and on a parity with the Company’s common stock as to amounts in excess thereof. The holders of Series E Preferred shall not have voting rights. Holders of the Series E Preferred shall be entitled to receive, when and as declared by the board of directors, dividends at an annual rate of 9% payable in cash or common stock when declared by the board. Holders of Series E Preferred have a liquidation preference per share equal to $10.00. The liquidation preference was $700,000 as of March 31, 2015. Each share of Series E Preferred, if not previously converted by the holder, will automatically be converted into common stock at the then applicable conversion rate after thirty-six months from the date of purchase. As of March 31, 2016, there were 70,000 shares issued and outstanding with total cash consideration of $700,000, convertible into 3,500,000 shares of the Company’s common stock.

The HGI Series A Convertible Preferred Stock (the “Series A Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series A Preferred would be entitled to upon conversion, as defined in the Series A Preferred certificate of designation. The liquidation preference was $788,572, of which $229,074 is an accrued (but undeclared) dividend as of March 31, 2016. Holders of the Series A Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company. The Series A Preferred is convertible into the Company’s common stock at a conversion price of $1.25 per share. The Series A Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company. The Series A Preferred is redeemable at the option of the Company at $1.80 per share prior to conversion. As of March 31, 2016, there have been 127,001 shares of Series A Preferred converted or redeemed. The Series A Preferred does not have voting rights. The Series A Preferred ranks senior to the following capital stock of the Company: (a) Series B Preferred, and (b) Series C Preferred.

The HGI Series B Convertible Preferred Stock (the “Series B Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series B Preferred would be entitled to upon conversion. The liquidation preference was $647,767, of which $187,855 is an accrued (but undeclared) dividend as of March 31, 2016. Holders of the Series B Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company. The Series B Preferred is convertible into the Company’s common stock at a conversion price of $1.74 per share. The Series B Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company. The Series B Preferred is redeemable at the option of the Company at $2.30 per share prior to conversion. As of March 31, 2016, there have been 270,044 shares of Series B Preferred converted or redeemed. The Series B Preferred does not have voting rights. Series B Preferred ranks senior to the following capital stock of the Company: the Series C Preferred.

The HGI Series C Convertible Preferred Stock (the “Series C Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series C Preferred would be entitled to upon conversion. The liquidation preference was $436,702, of which $126,702 is an accrued (but undeclared) dividend as of March 31, 2016. Holders of the Series C Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company. The Series C Preferred is convertible into the Company’s common stock at an initial conversion price of $2.27 per share. The Series C Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company. The Series C Preferred is redeemable at the option of the Company at $2.75 per share prior to conversion. As of March 31, 2016, there have been 28,000 shares of Series C Preferred converted or redeemed. The Series C Preferred does not have voting rights. Series C Preferred ranks senior to the following capital stock of the Company: None.

The Company had issued and outstanding at March 31, 2016, 372,999 shares of Series A Preferred, 229,956 shares of Series B Preferred, and 124,000 shares of Series C Preferred, all with a par value of $0.001.

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

Company Overview

The Company, through its subsidiaries has historically operated a nationwide distressed asset services company, providing technology-driven asset management, portfolio due diligence, acquisition, repositioning and liquidation strategies for the private investment and mortgage servicing industry. Founded in 2004, Halo began operating in the mortgage origination sector, expanding quickly to an award-winning consumer financial services company. Halo’s years of experience, key leadership and industry knowledge, laid the foundation for its emergence as a premier distressed asset services company.

Halo has focused its distressed asset services, portfolio due diligence, and asset liquidation strategies primarily on single family residential real estate across the United States for its business customers (typically distressed debt investors or debt servicers) to market turnkey solutions for improved performance and monetization of their portfolios. In today’s economy, lenders are experiencing an overflow of distressed assets. Many mortgage debt servicers are currently overwhelmed with externally imposed programs that are stretching the limits of their human resources, money and time. Halo’s technology systems are bundled with transparency, accountability, efficiency, and flexibility. This unique strategy directs borrowers into an intelligent, results-driven process that establishes affordable, long-term mortgages while also achieving an improved return for lenders and investors, when compared to foreclosure.

As with any industry, the mortgage and distressed residential industry is dynamic and continues to have strategy shift creating both challenges and opportunities. There is an ongoing consolidation of assets from middle-market investors to institutional investors causing many of Halo clients to sell their inventory and move to other sectors to deploy capital. The margin restrictions caused by this consolidation coupled with the increased regulatory burden and operating costs are making it difficult for smaller investors to compete. As such, Halo is seriously evaluating the viability of its asset management and portfolio services business and has begun to make moves to reposition the Company.

The Company is currently exploring potential opportunities with several client relationships that would allow the Company to implement its internally developed and used asset management software platform as an external service for those customers. This is commonly known as Software as a Service (“SaaS”). The Company entered into a consulting and development agreement with a customer during late 2014, and then entered into a SaaS contract with that client who prepaid for a 12 month service plan during the three months ended March 2015. Cash receipts from customers in advance of revenue recognized are recorded as deferred revenue and will be earned over the entire SaaS contract period. During the three months ended March 31, 2016, the Company has secured additional contracts and continues to evaluate both product lines and target markets to pursue in the future.

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

Currently, HAM is under contract to manage and service approximately 750 assets in various stages of their life-cycle including REO, non-performing loans, re-performing note modifications, and performing owner financed contract-for-deeds.

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

As mentioned above, the Company is pursuing the licensing and support of its internally developed Financial Technology (“FinTech”) across the special finance industry. Finance is one of the last industries to be disrupted by technology, behind industries like telecom, music, and retail over a decade ago, and transportation and tourism more recently. Leaving it as a final frontier, ripe for innovation. Over the last five years, there has been an explosion of tech start-ups rapidly innovating the finance sector. These start-ups are slicing up the financial services industry and creating innovative ways to disrupt the traditional banking industry by providing financial technology that is faster, better value and fairer. FinTech is on the verge of becoming a mainstream consumer trend.

According to a recent survey there are five main market conditions that will create the perfect storm for FinTech adoption.

▪	The loss of trust in the banks and financial markets due to the global financial crisis of 2008
▪	Expectations of better technology
▪	The rise of the millennials
▪	The rise of the mobile internet
▪	Regulation that truly looks after the rights of the consumer

These factors and many others have created an environment where businesses and consumers are not only looking, but expecting to find, better solutions to their financial technology needs. Specifically real estate management, mortgage origination, and servicing are woefully behind other sectors in terms of quality innovation in technology. This is the result of the fact that when real estate cycles are hot, companies are focused on closing transactions at all cost and not in developing better technology. When there is a down-turn in the market, it is usually steep and deep and companies no longer have the appetite or budget to continue development. Therefore, in almost every sector of real estate, technology is outdated, cumbersome, and what makes it even worse is that it is expensive. As an alternative, companies often find themselves having to turn to cheap, vanilla tools such as Sales Force, ACT, etc.

The Company has core technology that is not only cutting-edge, but also proven which is more than most 3rd party software development firms can say. This technology can make a major impact to the real estate investment and servicing sectors immediately, while the Company continues to identify other opportunities to expand its product line.

Significant effort and investment capital has been incurred by the Company over the past eleven years in order to attract and maintain a qualified and capable staff, develop proprietary software platforms, and implement systems, procedures, and infrastructure to execute the business plan on a large scale.

Results of Operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015

To completely understand the Company’s results, the below discussion should be read in conjunction with Note 4 Operating Segments of the consolidated financial statements.

Revenues

For the three months ended March 31, 2016, revenue decreased $1,307,161 and 88% to $186,356 from $1,493,517 for the three months ended March 31, 2015. The variance is primarily attributable to a (1) revenue decrease of $1,137,840 in HPA (2) revenue decrease of $210,571 in HAM and (3) revenue increase of $41,250 related to the Company’s SaaS contract which is discussed in Company Overview section above.

The HPA revenue decrease of $1,137,840 and 97% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 is primarily attributable to a one-time large portfolio acquisition support contract that was generated during the three months ended March 31, 2015 which directly resulted in an increase in title reports, tax certification, property valuation analysis and the due diligence fee associated with this portfolio acquisition support.

As discussed in Note 2 of the consolidated financial statements, HAM revenues include boarding and initial asset management fees, success fees, and its monthly servicing fee. HAM revenues decreased $210,571 for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Attributable to the variance, the Company saw a significant reduction in its asset management fee, success fees, and monthly servicing fee during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This reduction is primarily attributable to less new boarding volume and the overall volume of assets being managed during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Overall, looking forward to the remainder of 2016, the Company will continue to receive residual revenue associated with legacy asset portfolios that the Company has been managing. New contracts associated with the asset management and portfolio services channels will be limited. However, the Company is aggressively pursuing software license and SaaS agreements and expects that the majority of any incremental revenue will be technology related.

Operating Expenses

Sales and marketing expenses include direct sales costs and marketing incurred in HPA for property preservation, tax and title reporting, eviction filing, mobile notary services, asset valuation, credit reports, and all other contract service commissions. Sales and marketing expenses decreased $686,353 and 97% to $21,539 for the three months ended March 31, 2016 from $707,892 for the three months ended March 31, 2015. The decrease is primarily related to the variable expense associated with the above noted decrease in revenues in HPA (for portfolio acquisition support) over the same time period.

General and administrative expenses decreased $134,368 and 58% to $96,664 for the three months ended March 31, 2016 from $231,032 for the three months ended March 31, 2015. The variance is primarily attributable to a decrease in consulting fees, travel expense, rent expense, and insurance expense (due to less headcount).

Salaries, wages and benefits decreased $829,941 and 92% to $76,000 for the three months ended March 31, 2016 from $905,941 for the three months ended March 31, 2015. The decrease is primarily attributable to a decrease in variable wages payable to HPA employees as well as a reduction in headcount of several senior management personnel. Looking forward to the remainder of 2016, the Company will continue to gauge its headcount in relation to new technology contracts. As salaries, wages and benefits are the most significant cost to the Company, management actively monitors this cost to ensure it is in line with our business plan.

The Company experienced an overall decrease in its net loss of $298,964 and 64% to a net loss of $168,462 for the three months ended March 31, 2016 from a net loss of $467,426 for the three months ended March 31, 2015, primarily attributable to the reasons noted above.

Significant Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. These policies are contained in Note 2 to the consolidated financial statements and included in Note 2 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in our significant accounting policies since the last fiscal year end 2015.

Liquidity and Capital Resources

As of March 31, 2016, the Company had cash and cash equivalents of $14,251. The decrease of $6,293 in cash and cash equivalents from December 31, 2015 was due to net cash used in operating activities of $1,293 and by net cash used in financing activities of $5,000.

Net cash used in operating activities was $1,293 for the three months ended March 31, 2016, compared to $119,347 net cash provided by operating activities for the three months ended March 31, 2015.  The net cash used in operating activities for the three months ended March 31, 2016 was due to net loss of $168,462, adjusted primarily by the following: an increase of $132,323 in accrued and other liabilities, a decrease of $14,132 in accounts payable (specifically related to cash flows from operating), a decrease of $39,279 in trade accounts receivables, and non cash capitalization of interest in the note payable of $79,587 (discussed in note 9 of the consolidated financial statements). The remaining immaterial variance is related to non cash depreciation and amortization, and a decrease in gross trade accounts receivable.

The $132,323 increase in accrued and other liabilities is primarily related to the increase in deferred compensation and wages payable to a portion of the management team and an increase in accrued interest.

On the balance sheet, accounts payable decreased by $14,132 at March 31, 2016 from December 31, 2015. This is the result of a general decrease in accounts payable (specifically related to cash flows from operations) for the three months ended March 31, 2016 and is primarily related to the overall cash flow management of the Company.

Net cash provided by investing activities remains unchanged for the three months ended March 31, 2016, as well as for the three months ended March 31, 2015.

Net cash used in financing activities was $5,000 for the three months ended March 31, 2016, compared to net cash used in financing activities of $26,667 for the three months ended March 31, 2015. Financing activities for the three months ended March 31, 2016 consisted exclusively of $5,000 in principal payments on subordinated debt.

As shown below, at March 31, 2016, our contractual cash obligations totaled approximately $5,083,978, all of which consisted of operating lease obligations and debt principal and accrued interest repayment.

	Payments due by December 31,
Contractual Obligations	2016	2017-2018	2019-2020	2021 & Thereafter	Total
Debt Obligations	$5,021,514	$60,000	$0	$0	$5,081,514

Operating Lease Obligations	$2,464	$0	$0	$0	$2,464

Total Contractual Cash Obligations	$5,023,978	$60,000	$0	$0	$5,083,978

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

The Company and certain of its affiliates, officers and directors were named as defendants in an insurance action filed on April 27, 2012 in the United States District Court for the Northern District of Texas. The Plaintiffs allege that it had no duty to indemnify the Company, its affiliates, officers or directors because the claims set forth in the lawsuit mentioned herein above were not covered by the insurance policy issued by Plaintiff in favor of Defendants. The action sought declaratory judgment that the Plaintiff had no duty to indemnify the Defendants pursuant to the insurance policy that Defendants purchased from Plaintiff. The Company took the position that Plaintiff’s claim had no merit, and defended the matter vigorously. Additionally, Defendants filed a counterclaim against the insurer alleging breach of contract, violation of the Texas Insurance Code and violation of the duty of good faith and fair dealing. On March 12, 2013, Plaintiff and Defendants entered into an agreement whereby Plaintiff’s and Defendant’s claims, are to be dismissed without prejudice while the underlying liability suit in the 191st District Court of Dallas County proceeds. An Agreed Motion to Dismiss Without Prejudice was filed on March 12, 2013, and the parties are awaiting the court’s entry of the Agreed Order of Dismissal Without Prejudice. The court has granted the Agreed Order of Dismissal Without Prejudice.

The Company and certain of its affiliates, officers and directors have been named as defendants in an action filed on July 19, 2012 in the United States District Court for the Northern District of Texas. The Plaintiff alleges that it has no duty to defend or indemnify the Company, its affiliates, officers or directors because the claims set forth in the lawsuit mentioned herein above are not covered by the insurance policy written by Plaintiff in favor or Defendants. The action seeks declaratory judgment that the Plaintiff has no duty to defend or indemnify the Defendants pursuant to the insurance policy that Defendants purchased from Plaintiff. Initially, the Company took the position that Plaintiff’s claims had no merit, and defended the matter vigorously. Additionally, Defendants filed a counterclaim against the insurer alleging breach of contract, violation of the Texas Insurance Code and violation of the duty of good faith and fair dealing. Plaintiff has filed a Motion for Summary Judgment seeking a judgment that it owes no duty to defend or indemnify Defendants. After careful consideration, Defendants decided not to oppose the Motion for Summary Judgment and a response in opposition was not filed. The Motion for Summary Judgment was granted in part and the remaining matter remains pending before the court. The Motion for Summary Judgment was granted.

See Note 14 to the consolidated financial statements for more information.

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

Date: May 16, 2016	By:	/s/ Brandon Cade Thompson
Brandon Cade Thompson
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2016	By:	/s/ Paul Williams
Paul Williams
Chief Financial Officer
(Principal Financial Officer)

