Form 10-Q
period 2016-06-30
Halo Companies, Inc.
filed 2016-08-15
CIK 814286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

HALO COMPANIES, INC.

(Exact name of registrant as specified in Charter)

Delaware	000-15862	13-3018466
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

7800 N. Dallas Parkway, Suite 320

Plano, Texas 75024

(Address of Principal Executive Offices)

_______________

214-644-0065

(Issuer Telephone number)

_______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Yes  ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, August 15, 2016: 48,562,750 shares of Common Stock, $.001 par value per share outstanding.

Halo Companies, Inc.

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets at June 30, 2016 (unaudited) and December 31, 2015	3
	Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2016 and 2015	4
	Consolidated Statements of Changes in Shareholders’ Deficit (unaudited) for the six months ended June 30, 2016 and 2015	5
	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2016 and 2015	6
	Notes to Consolidated Financial Statements	7-20
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25
Item 4T.	Controls and Procedures	25

PART II.  OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Halo Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30, 2016 (Unaudited)	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$183,139	$20,544
Trade accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	23,008	43,365
Total current assets	206,147	63,909

PROPERTY, EQUIPMENT AND SOFTWARE, net	36,682	47,172
OTHER ASSETS	13,333	10,000

TOTAL ASSETS	$256,162	$121,081

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$499,822	$488,253
Accrued and other liabilities (including $324,760 and $177,724 to related parties, respectively)	1,554,938	1,328,662
Deferred revenue	–	20,000
Current portion of subordinated debt	419,500	20,000
Current Portion of note payable	2,262,625	2,099,475
Current portion of notes payable to related parties	2,822,452	2,822,452
Total current liabilities	7,559,337	6,778,842

SUBORDINATED DEBT, LESS CURRENT PORTION	55,000	65,000
DERIVATIVE LIABILITY	1,310	2,434
Total liabilities	7,615,647	6,846,276

SHAREHOLDERS' DEFICIT
Series Z Convertible Preferred Stock, par value $0.01 per share; 82,508 shares authorized; 0 shares issued and outstanding at June 30, 2016 and December 31, 2015	–	–
Preferred Stock, par value $0.001 per share; 917,492 shares authorized; 0 shares issued and outstanding at June 30, 2016 and December 31, 2015	–	–
Series X Convertible Preferred Stock, par value $0.01 per share; 53,677 and 143,677 shares authorized; 0 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	–	–
Series E Convertible Preferred Stock, par value $0.001 per share; 100,000 shares authorized; 70,000 shares issued and outstanding at June 30, 2016 and December 31, 2015, liquidation preference of $700,000	70	70
Halo Group, Inc. Preferred Stock, par value $0.001 per share; 2,000,000 shares authorized
Series A Convertible Preferred Stock; 372,999 shares issued and outstanding at June 30, 2016 and December 31, 2015, liquidation preference of $804,072	373	373
Series B Convertible Preferred Stock; 229,956 shares issued and outstanding at June 30, 2016 and December 31, 2015, liquidation preference of $660,987	230	230
Series C Convertible Preferred Stock; 124,000 shares issued and outstanding at June 30, 2016 and December 31, 2015, liquidation preference of $445,632	124	124
Common Stock, par value $0.001 per share; 375,000,000 shares authorized; 48,562,750 and 48,562,750 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	48,563	48,563
Additional paid-in capital	6,871,298	6,871,298
Accumulated deficit	(14,280,143)	(13,645,853)
Total shareholders' deficit	(7,359,485)	(6,725,195)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$256,162	$121,081

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

REVENUE (including $8,016, $120,168, $33,242 and $230,385 from related parties, respectively)	$267,921	$505,148	$454,276	$1,998,665

OPERATING EXPENSES
Sales and marketing expenses	85,085	170,946	106,624	878,837
General and administrative expenses (including $5,000, $86,780, $15,000 and $133,560 to related parties, respectively)	261,568	211,329	358,232	442,361
Salaries, wages, and benefits	204,202	739,223	280,203	1,645,164
Total operating expenses	550,855	1,121,498	745,059	2,966,362

OPERATING INCOME (LOSS)	(282,934)	(616,350)	(290,783)	(967,697)

OTHER INCOME (EXPENSE)
Gain on change in fair value of derivative	1,124	–	1,124	–
Interest expense (including $73,447, $90,589, $146,800 and $123,256 to related parties, respectively)	(170,542)	(176,456)	(331,157)	(292,534)
Net income (loss) from operations, before income tax provision	(452,352)	(792,806)	(620,816)	(1,260,231)

INCOME TAX PROVISION	13,474	13,144	13,474	13,144

NET INCOME (LOSS)	$(465,826)	$(805,950)	$(634,290)	$(1,273,375)

Loss per share:
Basic	$(0.01)	$(0.02)	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)	$(0.01)	$(0.02)

Weighted Average Shares Outstanding
Basic & Diluted	48,562,750	48,559,417	48,562,750	57,463,417

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Halo Companies, Inc. Common Stock		Halo Companies, Inc. Series X Convertible Preferred Stock		Halo Companies, Inc. Series E Convertible Preferred Stock		Halo Group, Inc. Series A Convertible Preferred Stock		Halo Group, Inc. Series B Convertible Preferred Stock		Halo Group, Inc. Series C Convertible Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2014	66,364,083	$66,364	143,677	$1,437	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$7,638,764	$(11,864,863)	$(4,157,501)

Redemption of Series X Convertible Preferred Stock per settlement agreement (FN 16)	–	–	(90,000)	(900)	–	–	–	–	–	–	–	–	(249,100)	–	(250,000)

Issuance of Common Shares	6,667	7	–	–	–	–	–	–	–	–	–	–	60	–	67

Cancellation of Common Shares per settlement agreement (FN 16)	(17,808,000)	(17,808)	–	–	–	–	–	–	–	–	–	–	17,808	–	–

Net loss	–	–	–	–	–	–	–	–	–	–	–	–	–	(1,273,375)	(1,273,375)

Balance at June 30, 2015	48,562,750	$48,563	53,677	$537	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$7,407,532	$(13,138,238)	$(5,680,809)

Redemption of Series X Convertible Preferred Stock (FN 16)	–	–	(53,677)	(537)	–	–	–	–	–	–	–	–	(536,234)	–	(536,771)

Net loss	–	–	–	–	–	–	–	–	–	–	–	–	–	(507,615)	(507,615)

Balance at December 31, 2015	48,562,750	$48,563	–	$–	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$6,871,298	$(13,645,853)	$(6,725,195)

Net loss	–	–	–	–	–	–	–	–	–	–	–	–	–	(634,290)	(634,290)

Balance at June 30, 2016	48,562,750	$48,563	–	$–	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$6,871,298	$(14,280,143)	$(7,359,485)

Halo Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	For the Six Months Ended
	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATIONS

Net (loss) income	$(634,290)	$(1,273,375)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	10,490	11,965
Amortization of loan origination costs	6,667	6,666
Capitalization of interest into note payable and notes payable to related parties	163,150	146,131
Bad debt expense	–	1
Gain on change in fair value of derivative	(1,124)	–
Note receivable write off	–	50,000
Changes in operating assets and liabilities:
Accounts receivable	20,357	19,860
Deposits and Other assets	(10,000)	–
Accounts payable	11,569	(10,884)
Accrued and other liabilities	226,276	917,590
Deferred revenue	(20,000)	79,300
Net cash used in operating activities	(226,905)	(52,746)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in affiliate	–	(50,000)
Net cash used in investing activities	–	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to related parties	–	100,000
Principal payments on notes payable to related parties	–	(25,000)
Proceeds from subordinated debt	399,500	–
Principal payments on subordinated debt	(10,000)	(7,917)
Proceeds received from issuance of common stock	–	67
Payments made to related parties	–	–
Dividends paid to shareholders	–	–
Net cash provided by financing activities	389,500	67,150

Net (decrease) increase in cash and cash equivalents	162,595	(35,596)

CASH AND CASH EQUIVALENTS, beginning of period	20,544	72,982

CASH AND CASH EQUIVALENTS, end of period	$183,139	$37,386

SUPPLEMENTAL INFORMATION
Cash paid for taxes - Texas Margin Tax	$13,474	$13,144
Cash paid for interest	$109,678	$88,075
NONCASH SUPPLEMENTAL INFORMATION
Cancellation of stock for settlement payment	$–	$250,000
Loan Origination Fees	$25,500	$–

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc.

Notes To Consolidated Financial Statements

June 30, 2016

NOTE 1. ORGANIZATION AND RECENT DEVELOPMENTS

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial statements are unaudited; however, in the opinion of management, all adjustments considered necessary for fair presentation of the results of the interim periods have been included (consisting of normal recurring accruals). The accompanying consolidated financial statements as of June 30, 2016, and for the three and six months ended June 30, 2016 and 2015, include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

HAM and HPA receivables are typically paid the month following services performed. As of June 30, 2016 and December 31, 2015, the Company’s accounts receivable are made up of the following percentages; HAM at 35% and 47%, HPA at 65% and 53%, and HGI at 0% and 0% respectively.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: past transaction history with the customer, current economic and industry trends, and changes in customer payment terms. The Company provides for estimated uncollectible amounts through an increase to the allowance for doubtful accounts and a charge to earnings based on actual historical trends and individual account analysis. Balances that remain outstanding after the Company has used reasonable collection efforts are written-off through a charge to the allowance for doubtful accounts. The below table summarizes the Company’s allowance for doubtful accounts as of June 30, 2016 and December 31, 2015:

	Balance at Beginning of Period	Increase in the Provision	Accounts Receivable Write-offs	Balance at End of Period
Three and six months ended June 30, 2016
Allowance for doubtful accounts	$0	$0	$0	$0
Year ended December 31, 2015
Allowance for doubtful accounts	$375,665	$0	$375,655	$0

Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing (i) net income (loss) available to common shareholders (numerator), by (ii) the weighted average number of common shares outstanding during the period (denominator). Diluted net income (loss) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. At June 30, 2016 and 2015, there were 4,518,505 and 4,623,959 shares, respectively, underlying potentially dilutive convertible preferred stock and stock options outstanding. These shares were not included in dilutive weighted average shares outstanding for the three and six months ended June 30, 2016 and 2015 because their effect is anti-dilutive due to the Company’s reported net loss.

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

Principles of Consolidation

The consolidated financial statements of the Company for the three and six months ended June 30, 2016 and 2015 include the financial results of HCI, HGI, HBI, HPA and HAM. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Long-Lived Assets

Long-lived assets are reviewed on an annual basis or whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by that asset. If it is determined that the carrying amount of an asset may not be recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is the estimated value at which the asset could be bought or sold in a transaction between willing parties. There were no impairment charges for the three and six months ended June 30, 2016 and 2015.

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

The Company accounts for its position in tax uncertainties under ASC 740-10. ASC 740-10 establishes standards for accounting for uncertainty in income taxes. ASC 740-10 provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. ASC 740-10 applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the three and six months ended June 30, 2016 or 2015.

The Company incurred no penalties or interest for taxes for the three and six months ended June 30, 2016 or 2015. The Company is subject to a three-year statute of limitations by major tax jurisdictions for the fiscal years ended December 31, 2012, 2013 and 2014. The Company files income tax returns in the U.S. federal jurisdiction.

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

On February 25, 2016, the FASB completed its Leases project by issuing (“ASU 2016-02”), Leases (Topic 842). The new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. To that end, the new guidance (1) results in a more faithful representation of the rights and obligations arising from leases by requiring lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases, (2) results in fewer opportunities for organizations to structure leasing transactions to achieve a particular accounting outcome on the statement of financial position, improves understanding and comparability of lessees’ financial commitments regardless of the manner they choose to finance the assets used in their businesses, (3) aligns lessor accounting and sale and leaseback transactions guidance more closely to comparable guidance in Topic 606, Revenue from Contracts with Customers, and Topic 610, Other Income, (4) provides users of financial statements with additional information about lessors’ leasing activities and lessors’ exposure to credit and asset risk as a result of leasing, and (5) clarifies the definition of a lease to address practice issues that were raised about the previous definition of a lease and to align the concept of control, as it is used in the definition of a lease, more closely with the control principle in both Topic 606, and Topic 810, Consolidation.

The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company will further study the implications of this statement in order to evaluate the expected impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 781), Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which amends and simplifies the accounting for share-based payment awards in three areas: (1) income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. For public companies, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company will further study the implications of this statement in order to evaluate the expected impact on its consolidated financial statements.

NOTE 3. CONCENTRATIONS OF CREDIT RISK

The Company maintains aggregate cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). During the three and six months ended June 30, 2016, the FDIC insured deposit accounts up to $250,000. At June 30, 2016, the Company’s cash accounts were all less than the $250,000 FDIC insured amount and as such were insured in full.

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

Operating Segments	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue
Halo Asset Management	$8,016	$275,820	$38,344	$516,719
Halo Portfolio Advisors	2,405	199,184	43,432	1,378,052
Halo Group, Inc.	257,500	30,144	372,500	103,894
Net Revenue	$267,921	$505,148	$454,276	$1,998,665

Operating income (loss):
Halo Asset Management	$8,005	$196,685	$37,539	$316,112
Halo Portfolio Advisors	3,407	42,957	36,343	516,295
Other	–	–	–	–
Less: Corporate expenses (a)	(477,238)	(1,045,592)	(708,172)	(2,105,782)
Operating income (loss):	$(465,826)	$(805,950)	$(634,290)	$(1,273,375)

a.	Corporate expenses include salaries, benefits and other expenses, including rent and general and administrative expenses, related to corporate office overhead and functions that benefit all operating segments. Corporate expenses also include interest expense. Corporate expenses are expenses that the Company does not directly allocate to any segment above. Allocating these indirect expenses to operating segments would require an imprecise allocation methodology. Further, there are no material amounts that are the elimination or reversal of transactions between the above reportable operating segments.

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

For the three and six months ended June 30, 2016 or 2015, there have been no material transactions between reportable units that would materially affect an operating segment profit or loss. Intercompany transactions are eliminated in the consolidated financial statements.

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

The Company has incurred an accumulated deficit of $14,280,143 as of June 30, 2016. However, of the accumulated deficit, $2,110,748 of expense was incurred as stock-based compensation, $614,609 in depreciation expense, and $279,241 in impairment loss on investment in portfolio assets, all of which are noncash expenses. Further, $906,278 of the accumulated deficit is related to the issuance of stock dividends, also non cash reductions. The $3,910,876 total of these non-cash retained earnings reductions represents 27% of the total deficit balance.

NOTE 6. PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software consist of the following as of June 30, 2016 and December 31, 2015, respectively:

Computers and purchased software	$147,800	$147,800
Furniture and equipment	203,427	203,427
	351,227	351,227
Less: accumulated depreciation	(314,545)	(304,055)
	$36,682	$47,172

Depreciation totaled $5,153, $5,742, $10,490, and $11,965 for the three and six months ended June 30, 2016 and 2015, respectively.

NOTE 7. ACCRUED AND OTHER LIABILITIES

The Company had $1,554,938 in accrued liabilities at June 30, 2016. Included in this accrual is $576,527 in accrued interest ($256,501 of this balance is related to interest on the secured asset promissory note discussed in more detail in Note 11). The accrual also includes $879,514 in deferred compensation to several senior management personnel. The Company had $1,328,662 in accrued liabilities at December 31, 2015. Included in this accrual is $423,623 in accrued interest ($245,663 of this balance is related to interest on the secured asset promissory note discussed in more detail in Note 11). The accrual also includes $724,208 in deferred compensation to several senior management personnel.

NOTE 8. NOTES PAYABLE TO RELATED PARTIES

During March 2011, the Company entered into one unsecured promissory note with a related party (a previous company director) in the amount of $250,000 (the “2011 Related Party Note”). The 2011 Related Party Note had a fixed interest amount of $50,000 and a maturity date of July 31, 2011. On September 20, 2011, the 2011 Related Party Note was amended to include the 2011 Related Party Note plus $52,426 of accrued interest for a total note balance of $302,426. The 2011 Related Party Note has a 6% interest rate and is a monthly installment note with final balloon payment at maturity in September 2014. At the time of the filing of these consolidated financial statements, the Company and the related party had not finalized an extended maturity date, and as such the entire $197,636 2011 Related Party Note balance is included in current portion of notes payable to related parties as of June 30, 2016. As of December 31, 2015, the 2011 Related Party Note was $197,636, all of which is included in current portion of notes payable to related parties.

On September 1, 2011, several previous related party notes totaling $370,639 were amended and consolidated (“the 2011 Consolidated Related Party Note”). This note bears interest of 6% and has a maturity date of September 15, 2016. As of December 31, 2015, the 2011 Consolidated Related Party Note balance was $267,569, all of which is included in current portion of notes payable to related parties. As of June 30, 2016, the 2011 Consolidated Related Party Note balance was $267,569, all of which is included in current portion of notes payable to related parties.

As of December 31, 2015, a Company director had an outstanding advance to the Company of $960,476 for short term capital. As of June 30, 2016, the outstanding advance balance was $960,476 and is due October 1, 2016; as such the entire balance is included in current portion of notes payable to related parties. The debt accrues interest at a rate of 15%.

As of December 31, 2015, the Company’s President and Chief Legal Officer had an outstanding advance balance of $345,000 for short term capital. As of June 30, 2016, the outstanding advance balance was $345,000 and is due December 28, 2016; as such the entire balance is included in current portion of notes payable to related parties. The debt accrues interest at a rate of 15%.

As of December 31, 2015, the Company’s CEO and Director of the Board had an outstanding advance balance of $515,000 for short term capital. As of June, 2016, the outstanding advance balance was $515,000 and is due December 28, 2016; as such the entire balance is included in current portion of notes payable to related parties. The debt accrues interest at a rate of 15%.

During the twelve months ended December 31, 2015, the Company redeemed the remaining outstanding shares of Series X Preferred Stock in exchange for promissory notes due on December 28, 2016. The CEO was issued a promissory note from the Company of $209,000. A Company director was issued a promissory note from the Company of $267,771. A related party was issued a promissory note from the Company of $60,000. As of June 30, 2016 and December 31, 2015 the entire balance of $536,771 is included in the current portion of notes payable to related parties. The debt accrues interest with an interest rate of 8%.

As of June 30, 2016, the notes payable to related party balance totaled $2,822,452 all of which is included in current portion of notes payable to related parties in the consolidated financial statements. As of December 31, 2015, the notes payable to related party balance totaled $2,822,452, all of which is included in current portion of notes payable to related parties in the consolidated financial statements.

The Company incurred $73,447, $146,800, $90,589, and $123,256 of interest expense to directors, officers, and other related parties during the three and six months ended June 30, 2016 and 2015, respectively. Accrued interest due to directors and other related parties totaled $324,760 at June 30, 2016, all of which is included in accrued and other current liabilities. Accrued interest due to directors and other related parties totaled $177,724 at December 31, 2015, all of which is included in accrued and other current liabilities.

NOTE 9. NOTE PAYABLE

In October 2013, the Company entered into a senior unsecured convertible promissory note agreement of $1,500,000. The terms of the note include an interest rate of 15% with a maturity date of October 10, 2016. The Company, although not required, is entitled to capitalize any accrued interest into the outstanding principal balance of the note up until maturity. At the maturity date, all unpaid principal and accrued interest is due. As part of the promissory note, the Company was required to pay origination fees and expenses associated with this note agreement (discussed in Other Assets Note 2), pay the subordinated debt originated in January 2010, pay $375,000 to a related party note held by a director, with the remaining use of proceeds for general corporate purposes including payment of deferred compensation to several management personnel. Additionally, the noteholder has the right, but not the obligation, to convert up to $1,000,000 of the principal balance of the note into common shares of the Company. The $1,000,000 maximum conversion ratio would entitle the noteholder to a maximum total of 10% of the then outstanding common stock of the Company, calculated on a fully diluted basis. Any conversion of the principal amount of this note into common stock would effectively lower the outstanding principal amount of the note. As of June 30, 2016, the note payable balance was $2,262,625, which includes capitalized interest of $762,625. As of December 31, 2015, the note payable balance was $2,099,475, which includes capitalized interest of $599,475.

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

The Company follows the provisions of ASC 815, “Derivatives and Hedging”. ASC 815 requires freestanding contracts that are settled in a company’s own stock to be designated as an equity instrument, assets or liability. Under the provisions of ASC 815, a contract designated as an asset or liability must be initially recorded and carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires. Accordingly, the Company determined that the warrants should be accounted for as derivative liabilities and has recorded the initial value as a debt discount which was amortized into interest expense using the effective interest method. As of December 31, 2013, the balance of the debt discount was $0 (fully amortized). Subsequent changes to the marked-to-market value of the derivative liability are recorded in earnings as derivative gains and losses. As of June 30, 2016 and December 31, 2015, there were 105,333 warrants outstanding with a derivative liability of $1,310 and $2,434 respectively. The Warrants were valued using the Black-Scholes model, which resulted in the fair value of the warrants at $0.01 per share using the following assumptions:

June 30, 2016
Risk-free rate	0.59%
Expected volatility	322.94%
Expected remaining life (in years)	0.60
Dividend yield	0.00%

During October 2014, the Company entered into an additional $100,000 subordinated term note with the current holder of the Company’s subordinated debt. The note pays an 18% coupon rate with a maturity date of September 30, 2017. There are no warrants associated with this subordinated term note. Repayment terms of the note include interest only payments through March 31, 2015. Thereafter, level monthly payments of principal and interest are made as calculated on a 60-month payment amortization schedule with final balloon payment due at maturity. The rights of the holder of this note is subordinated to any and all liens granted by the Company to the As of June 30, 2016, the remaining balance of this note totals $75,000, of which $20,000 is included in current portion of subordinated debt. As of December 31, 2015, the remaining balance of this note totals $85,000, of which $20,000 is included in current portion of subordinated debt.

During June 2016, the Company entered into a $425,000 subordinated term note. The note pays an 12% coupon rate with a maturity date of June 30, 2017. As part of the promissory note, the Company was required to pay origination fees and expenses associated with this note agreement (discussed in Other Assets Note 2) in the amount of $25,500 with the remaining $399,500 in proceeds to be used for general corporate purposes. There are no warrants associated with this subordinated term note. Repayment terms of the note include interest only payments through December 31, 2016. Thereafter, level monthly payments of principal and interest are made as calculated on a 36-month payment amortization schedule with final balloon payment due at maturity. The rights of the holder of this note is subordinated to any and all liens granted by the Company to the holder of the note payable discussed in Note 9 above. As of June 30, 2016, the remaining balance of this note totals $425,000, of which $425,000 is included in current portion of subordinated debt.

NOTE 11. SECURED ASSET PROMISSORY NOTE

During December 2010, the Company authorized a debt offering to be secured by real estate assets purchased in connection with Equitas Housing Fund, LLC, (“Equitas Offering”). The Equitas Offering generated $1,200,000 in proceeds. Of the $1,200,000 in proceeds received in December 2010, $300,000 was used to acquire non-performing, residential mortgage notes and the balance was used for mortgage note workout expenses and operational expenses of Halo Asset Management. The Secured Asset Promissory Notes consisted of a 25% coupon. In May 2013, the Secured Asset Promissory Note was paid in full, along with $150,000 of the outstanding accrued interest balance. Halo and the secured asset promissory note holder agreed to include the remaining accrued interest in a promissory note due December 31, 2014. The promissory note will accrue interest at a 10% annual rate, with interest only payments due periodically and final balloon payment due at maturity. At the time of the filing of these consolidated financial statements, the Company and note holder have not finalized an extended maturity date. As such, as of June 30, 2016, the entire accrued interest balance of $256,501 is included in current portion of accrued interest. As of December 31, 2015, the entire accrued interest balance of $245,663 is included in current portion of accrued interest. For the three and six months ended June 30, 2016 and 2015, the Company incurred $5,419, $10,838, $5,419 and $10,838 respectively, in interest expense on the note.

NOTE 12. RELATED PARTY TRANSACTIONS

For the three and six months ended June 30, 2016 and 2015, HAM recognized monthly servicing fee revenue totaling $8,016, $33,242, $120,168 and $230,385, respectively, from an entity that is an affiliate of the Company. Further, facilities rent expense discussed in Note 14 was expensed and paid to the same affiliate. Additionally, for the three and six months ended June 30, 2016 and 2015, the Company incurred $0, $0, $0, and $50,000, respectively, in the write off of a note receivable it invested during the three months ended June 30, 2015 in the same affiliate of the Company. The write off is included in general and administrative expenses on the consolidated statements of operations and discussed further in section Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

For the three and six months ended June 30, 2016 and 2015, the Company incurred interest expense to related parties (See Note 8).

For the three and six months ended June 30, 2016 and 2015, the Company incurred $5,000, $15,000, $15,000 and $20,000 in consulting expense to an entity that is an affiliate of the Company.

NOTE 13. INCOME TAXES

For the three and six months ended June 30, 2016 and 2015, the effective tax rate of 0% varies from the U.S. federal statutory rate primarily due to state income taxes, net losses, certain non-deductible expenses and an increase in the valuation allowance associated with the net operating loss carryforwards. Our deferred tax assets related to net operating loss carryforwards remain fully reserved due to uncertainty of utilization of those assets.

Deferred tax assets and liabilities are computed by applying the effective U.S. federal and state income tax rate to the gross amounts of temporary differences and other tax attributes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At December 31, 2015 and June 30, 2016, the Company believed it was more likely than not that future tax benefits from net operating loss carry-forwards and other deferred tax assets would not be realizable through generation of future taxable income and are fully reserved.

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

Future minimum rental obligations as of June 30, 2016 are as follows:

Years Ending December 31:
2016	$28,774
2017	$115,813
2018	$119,630
2019	$120,267
2020	$–
Thereafter	$–
Total minimum lease commitments	$384,484

For the three and six months ended June 30, 2016 and 2015, the Company incurred facilities rent expense totaling $0, $0, $21,780, and $43,560, respectively.

In the ordinary course of conducting its business, the Company may be subject to loss contingencies including possible disputes or lawsuits.

NOTE 15. STOCK OPTIONS

The Company granted stock options to certain employees under the HGI 2007 Stock Plan, as amended (the “Plan”). The Company was authorized to issue 2,950,000 shares subject to options, or stock purchase rights under the Plan. These options (i) vest over a period no greater than two years, (ii) are contingently exercisable upon the occurrence of a specified event as defined by the option agreements, and (iii) expire three and six months following termination of employment or five years from the date of grant depending on whether or not the options were granted as incentive options or non-qualified options. At September 30, 2009, pursuant to the terms of the merger, all options granted prior to the merger were assumed by the Company and any options available for issuance under the Plan but unissued, have been forfeited and consequently the Company has no additional shares subject to options or stock purchase rights available for issuance under the Plan. As of June 30, 2016, 438,300 option shares have been exercised. Total stock options outstanding as of June 30, 2016 total 170,000. The weighted average remaining contractual life of the outstanding options at June 30, 2016 is approximately 1.25 years.

A summary of stock option activity in the Plan is as follows:

Weighted
		Exercise	Average
	Number of	Price	Exercise
	Options	Per Option	Price
Outstanding at December 31, 2014	170,000	$0.01	$0.01
Granted	–	–	–
Exercised	–	–	–
Canceled	–	–	–
Outstanding at December 31, 2015	170,000	$0.01	$0.01
Granted	–	–	–
Exercised	–	–	–
Canceled	–	–	–
Outstanding at June 30, 2016	170,000	$0.01	$0.01

All stock options granted under the Plan and as of June 30, 2016 became exercisable upon the occurrence of the merger that occurred on September 30, 2009. As such, equity-based compensation for the options was recognized in earnings from issuance date of the options over the vesting period of the options effective December 31, 2009. Total compensation cost expensed over the vesting period of stock options was $2,103,948, all of which was expensed as of September 30, 2011.

On July 19, 2010, the board of directors approved the Company’s 2010 Incentive Stock Plan (“2010 Stock Plan”). The 2010 Stock Plan allows for the reservation of 7,000,000 shares of the Company’s common stock for issuance under the plan. The 2010 Stock Plan became effective July 19, 2010 and terminates July 18, 2020. As of March 31, 2016, 20,000 shares had previously been granted (all granted in the year ended December 31, 2012) under the 2010 Stock Plan with an exercise price of $0.34 per option. These are the only shares that have been issued under the 2010 Stock Plan. The shares granted vested immediately and can become exercisable for so long as the Company remains a reporting company under the Securities Exchange Act of 1934. Total compensation cost expensed over the vesting period of the stock options was $6,800, all of which was expensed in the year ended December 31, 2012. As of June 30, 2016 none of the shares issued under the 2010 Stock Plan have been exercised.

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

The Company’s total common shares outstanding totaled 48,562,750 at June 30, 2016.

Preferred Stock

In connection with the merger, the Company authorized 1,000,000 shares of Series Z Convertible Preferred Stock with a par value of $0.01 per share (the “Series Z Convertible Preferred”). The number of shares of Series Z Preferred Stock may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series Z Preferred Shares to less than the number of shares then issued and outstanding.  In the event any Series Z Preferred Shares shall be converted, (i) the Series Z Preferred Shares so converted shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series Z Preferred Shares set forth in this section shall be automatically reduced by the number of Series Z Preferred Shares so converted and the number of shares of the Corporation’s undesignated Preferred Stock shall be deemed increased by such number. The Series Z Convertible Preferred is convertible into common shares at the rate of 45 shares of common per one share of Series Z Convertible Preferred. The Series Z Convertible Preferred has liquidation and other rights in preference to all other equity instruments. Simultaneously upon conversion of the remaining Series A Preferred, Series B Preferred, and Series C Preferred and exercise of any outstanding stock options issued under the HGI 2007 Stock Plan into Series Z Convertible Preferred, they will automatically, without any action on the part of the holders, be converted into common shares of the Company. Since the merger, in connection with the exercise of stock options into common stock and converted Series A Preferred, Series B Preferred and Series C Preferred as noted above, 82,508 shares of Series Z Convertible Preferred were automatically authorized and converted into shares of the Company’s common stock leaving 917,492 shares of authorized undesignated Preferred Stock in the Company in accordance with the Series Z Convertible Preferred certificate of designation. As of June 30, 2016, there were 82,508 shares of Series Z Preferred authorized with zero shares issued and outstanding.

The Company authorized 175,000 shares of Series X Convertible Preferred Stock with a par value of $0.01 per share (the “Series X Preferred”). The number of shares of Series X Preferred may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series X Preferred to less than the number of shares then issued and outstanding. In the event any Series X Preferred Shares shall be redeemed, (i) the Series X Preferred so redeemed shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series X Preferred Shares set forth in this section shall be automatically reduced by the number of Series X Preferred Shares so redeemed and the number of shares of the Corporation's undesignated Preferred Stock shall be deemed increased by such number. The Series X Preferred Shares rank senior to the Company’s common stock to the extent of $10.00 per Series X Preferred Shares and on a parity with the Company’s common stock as to amounts in excess thereof. The holders of Series X Preferred shall not have voting rights. Holders of the Series X Preferred shall be entitled to receive, when and as declared by the board of directors, dividends at an annual rate of 9% payable in cash when declared by the board. Holders of Series X Preferred have a liquidation preference per share equal to $10.00. During March 2015, as part of the $250,000 compromise and settlement agreement with the court appointed receivership discussed above, the settlement agreement calls for a relinquishment and abandonment of any and all claims against Halo on 90,000 shares of the Company’s Series X Preferred stock belonging to the receivership. The liquidation preference was $536,770 as of June 30, 2015. During December 2015, the Company exercised its redemption right and redeemed the remaining issued and outstanding 53,677 shares in exchange for promissory notes. As such, as of June 30, 2016, there were no shares authorized, issued or outstanding.

In April 2012, the Company authorized 100,000 shares of Series E Convertible Preferred Stock (the “Series E Preferred”) with a par value of $0.001 per share, at ten dollars ($10.00) per share with a conversion rate of fifty (50) shares of the Company’s common stock for one share of Series E Preferred. The number of shares of Series E Preferred may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series E Preferred to less than the number of shares then issued and outstanding. In the event any Series E Preferred Shares shall be converted, (i) the Series E Preferred so converted shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series E Preferred Shares set forth shall be automatically reduced by the number of Series E Preferred Shares so converted and the number of shares of the Corporation's undesignated Preferred Stock shall be deemed increased by such number. The Series E Preferred Shares rank senior to the Company’s common stock to the extent of $10.00 per Series E Preferred Shares and on a parity with the Company’s common stock as to amounts in excess thereof. The holders of Series E Preferred shall not have voting rights. Holders of the Series E Preferred shall be entitled to receive, when and as declared by the board of directors, dividends at an annual rate of 9% payable in cash or common stock when declared by the board. Holders of Series E Preferred have a liquidation preference per share equal to $10.00. The liquidation preference was $700,000 as of June 30, 2015. Each share of Series E Preferred, if not previously converted by the holder, will automatically be converted into common stock at the then applicable conversion rate after thirty-six months from the date of purchase. As of June 30, 2016, there were 70,000 shares issued and outstanding with total cash consideration of $700,000, convertible into 3,500,000 shares of the Company’s common stock.

The HGI Series A Convertible Preferred Stock (the “Series A Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series A Preferred would be entitled to upon conversion, as defined in the Series A Preferred certificate of designation. The liquidation preference was $804,072, of which $244,573 is an accrued (but undeclared) dividend as of June 30, 2016. Holders of the Series A Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company. The Series A Preferred is convertible into the Company’s common stock at a conversion price of $1.25 per share. The Series A Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company. The Series A Preferred is redeemable at the option of the Company at $1.80 per share prior to conversion. As of June 30, 2016, there have been 127,001 shares of Series A Preferred converted or redeemed. The Series A Preferred does not have voting rights. The Series A Preferred ranks senior to the following capital stock of the Company: (a) Series B Preferred, and (b) Series C Preferred.

The HGI Series B Convertible Preferred Stock (the “Series B Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series B Preferred would be entitled to upon conversion. The liquidation preference was $660,987, of which $201,075 is an accrued (but undeclared) dividend as of June 30, 2016. Holders of the Series B Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company. The Series B Preferred is convertible into the Company’s common stock at a conversion price of $1.74 per share. The Series B Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company. The Series B Preferred is redeemable at the option of the Company at $2.30 per share prior to conversion. As of June 30, 2016, there have been 270,044 shares of Series B Preferred converted or redeemed. The Series B Preferred does not have voting rights. Series B Preferred ranks senior to the following capital stock of the Company: the Series C Preferred.

The HGI Series C Convertible Preferred Stock (the “Series C Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series C Preferred would be entitled to upon conversion. The liquidation preference was $445,632, of which $135,632 is an accrued (but undeclared) dividend as of June 30, 2016. Holders of the Series C Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company. The Series C Preferred is convertible into the Company’s common stock at an initial conversion price of $2.27 per share. The Series C Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company. The Series C Preferred is redeemable at the option of the Company at $2.75 per share prior to conversion. As of June 30, 2016, there have been 28,000 shares of Series C Preferred converted or redeemed. The Series C Preferred does not have voting rights. Series C Preferred ranks senior to the following capital stock of the Company: None.

The Company had issued and outstanding at June 30, 2016, 372,999 shares of Series A Preferred, 229,956 shares of Series B Preferred, and 124,000 shares of Series C Preferred, all with a par value of $0.001.

NOTE 17. SUBSEQUENT EVENTS

On August, 12, 2016 Reif Chron was appointed President of the Company. Reif Chron, 38, currently serves as President and General Counsel of the Company. Mr. Chron previously joined Halo in March of 2009 to serve as General Counsel. Mr. Chron studied Accounting at Texas A&M University and subsequently graduated with his Juris Doctorate from Washington University School of Law. Prior to attending Washington University, Mr. Chron spent time at Price Waterhouse Coopers LLP where he specialized in tax planning for high net worth clients. Mr. Chron also worked at Trademark Property Company, where he participated in several projects, including a $160 million real estate portfolio sale to Heritage Property Investment Trust, a new 400,000 square foot shopping center in Flowood, MS and a $100 million lifestyle center located in the Woodlands, TX. Mr. Chron also compiled market research that has led to three new development projects. After earning his law degree, he practiced as a real estate attorney at Kelly Hart & Hallman where his experience includes the negotiation, due diligence review, documentation, and closing of sophisticated real estate transactions, including the acquisition and disposition of office buildings, hotels, commercial tracts and ranch land as well as representing developers in the acquisition, leasing and management of shopping centers and mixed-use projects.

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

The Company is currently exploring potential opportunities with several client relationships that would allow the Company to implement its internally developed and used asset management software platform as an external service for those customers. This is commonly known as Software as a Service (“SaaS”). The Company entered into a consulting and development agreement with a customer during late 2014, and then entered into a SaaS contract with that client who prepaid for a 12-month service plan during March 2015. Cash receipts from customers in advance of revenue recognized are recorded as deferred revenue and will be earned over the entire SaaS contract period. During the three and six months ended June 30, 2016, the Company has secured additional contracts and continues to evaluate both product lines and target markets to pursue in the future.

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

According to a recent survey there are five main market conditions that will create the perfect storm for FinTech adoption.

•	The loss of trust in the banks and financial markets due to the global financial crisis of 2008
•	Expectations of better technology
•	The rise of the millennials
•	The rise of the mobile internet
•	Regulation that truly looks after the rights of the consumer

These factors and many others have created an environment where businesses and consumers are not only looking, but expecting to find, better solutions to their financial technology needs. Specifically, real estate management, mortgage origination, and servicing are woefully behind other sectors in terms of quality innovation in technology. This is the result of the fact that when real estate cycles are hot, companies are focused on closing transactions at all cost and not in developing better technology. When there is a down-turn in the market, it is usually steep and deep and companies no longer have the appetite or budget to continue development. Therefore, in almost every sector of real estate, technology is outdated, cumbersome, and what makes it even worse is that it is expensive. As an alternative, companies often find themselves having to turn to cheap, vanilla tools such as Sales Force, ACT, etc.

The Company has core technology that is not only cutting-edge, but also proven which is more than most 3rd party software development firms can say. This technology can make a major impact to the real estate investment and servicing sectors immediately, while the Company continues to identify other opportunities to expand its product line.

Significant effort and investment capital has been incurred by the Company over the past eleven years in order to attract and maintain a qualified and capable staff, develop proprietary software platforms, and implement systems, procedures, and infrastructure to execute the business plan on a large scale. The Company is actively managing multiple SaaS contracts and continues to develop new prospects for additional SaaS engagements and custom development opportunities.

Results of Operations for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015

To completely understand the Company’s results, the below discussion should be read in conjunction with Note 4 Operating Segments of the consolidated financial statements.

Revenues

For the three months ended June 30, 2016, revenue decreased $232,227 and 39% to $267,921 from $505,148 for the three months ended June 30, 2015. The variance is primarily attributable to a (1) revenue decrease of $267,804 in HAM and a revenue decrease of $196,779 in HPA (2) offset by a revenue increase of $227,356 related to the Company’s SaaS contract which is discussed in Company Overview section above.

As discussed in Note 2 of the consolidated financial statements, HAM revenues include boarding and initial asset management fees, success fees, and its monthly servicing fee. HAM revenues decreased $267,804 and 97% for the three ended June 30, 2016 compared to the three months ended June 30, 2015. Attributable to the variance, the Company experienced a reduction in its success fees, asset management, and servicing oversight fees during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 directly related to shift in the business plan and the loss of assets under management.

The HPA revenue decrease of $196,779 and 98% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 is primarily attributable to less volume of assets being managed and a reduction of portfolio acquisition support performed during the current quarter which directly resulted in a decrease of property valuation analysis and the due diligence fee associated with this portfolio acquisition support.

For the six months ended June 30, 2016, revenue decreased $1,544,389 and 77% to $454,276 from $1,998,665 for the six months ended June 30, 2015. The decrease is primarily attributable to the $1,307,162 decrease in revenue from the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to the reduction in asset management fees, servicing over-sight fees, and success fees correlated to the reduction in asset management services as mentioned above. For the three months ended June 30, 2016 the revenue decreased $237,227 and 47% to $267,921 from $505,148 for the three months ended June 30, 2015. The decrease is primarily attributable to the same reasons related to the decrease associated with the three months ended March 31, 2016. It should be noted that the decrease in revenue period over period will begin to slow as the asset management revenue in previous periods continues to decrease while the new revenue associated with the SaaS service lines begins to ramp. The decrease in the three and six months ended June 30, 2016 of $1,544,389 as compared to the six months ended June 30, 2015 was primarily a result of several portfolio acquisition support and due diligence projects completed during the first three and six months of 2015 and the general shift in the business plan away from asset management services towards technology services.

Overall, looking forward to the remainder of 2016, in late August 2016, as part of its ordinary course of business, the Company is expected to deliver a semi-custom software application to a client. As such, the Company is expecting to see an increase in its software licensing fees, while the remainder of the asset management and success fees will likely continue to decrease. The Company continues to evaluate and refine its sales and marketing strategy as well as manage its expenses, including corporate, personnel, and vendor relationships, in line with its revenue. The Company is actively seeking growth of its SaaS and software development services both organically and via new client relationships.

Operating Expenses

Sales and marketing expenses include direct sales costs and marketing incurred with business development for the SaaS and custom software development services, for HPA for property preservation, tax and title reporting, eviction filing, mobile notary services, asset valuation, credit reports, and all other contract service commissions. Sales and marketing expenses decreased $85,861 and 50% to $85,085 for the three months ended June 30, 2016 from $170,946 for the three months ended June 30, 2015. The decrease is primarily related to the variable expense associated with the above noted decrease in revenues in HPA (for portfolio acquisition support) over the same time period. For the six months ended June 30, 2016, sales and marketing expenses decreased $722,213 and 88% to $106,624 from $878,837 for the six months ended June 30, 2015, primarily related to the portfolio acquisition support and due diligence projects completed during the first three months of 2015 as noted above offset by the decrease in revenue for the three and six months ended June 30, 2016.

General and administrative expenses increased $50,239 and 24% to $261,568 for the three months ended June 30, 2016 from $211,329 for the three months ended June 30, 2015. The variance is primarily attributable to additional operating costs associated with launching the SaaS and custom software development services that occurred during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The $50,239 increase is comprised of several immaterial variances in other general and administrative expenses including depreciation, rent, legal, travel and entertainment, and consulting during the three months ended June 30, 2016 compared to the three months ended June 30, 2015. General and administrative expenses decreased $84,129 and 19% to $358,232 for the six months ended June 30, 2016 from $442,361 for the six months ended June 30, 2015 primarily due to lower costs associated with the reduction in asset management service for the six months ended June 30, 2016 as compared to June, 2015.

Salaries, wages and benefits decreased $535,021 and 72% to $204,202 for the three months ended June 30, 2016 from $739,223 for the three months ended June 30, 2015. Salaries, wages and benefits decreased $1,364,961 and 83% to $280,203 for the six months ended June 30, 2016 from $1,645,164 for the six months ended June 30, 2015. The decrease is primarily attributable to a decrease in variable wages payable to several senior management personnel and a reduction in overall employee headcount primarily in HAM from the second quarter and second quarter year to date analysis above. Looking forward to the remainder of 2016, the Company will continue to gauge its headcount as it relates to additional resources needed to support the SaaS and custom software development services. As salaries, wages and benefits are one of the most significant costs to the Company, management actively monitors this cost to ensure it is in line with our business plan.

Interest expense is discussed in full detail in all applicable footnotes of the financial statements and as such the duplication is not warranted here.

The Company experienced an overall decrease in its net loss of $340,124 and 42% to a net loss of $465,826 for the three months ended June 30, 2016 from a net loss of $805,950 for the three months ended June 30, 2015, primarily attributable to the reasons noted above. The Company experienced an overall decrease in its net loss of $639,085 and 50% to a net loss of $634,290 for the six months ended June 30, 2016 from a net loss of $1,273,375 for the six months ended June 30, 2015, primarily attributable to the reasons noted above.

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

Liquidity and Capital Resources

As of June 30, 2016, the Company had cash and cash equivalents of $181,139. The increase of $162,595 in cash and cash equivalents from December 31, 2015 was due to net cash used in operating activities of $252,405, offset by net cash provided by financing activities of $415,000.

Net cash used in operating activities was $252,405 for the six months ended June 30, 2016, compared to $52,746 net cash used in operating activities for the six months ended June 30, 2015.  The net cash used in operating activities for the six months ended June 30, 2016 was due to net loss of $634,290, adjusted primarily by the following: an increase of $226,276 in accrued and other liabilities, an increase in accounts receivables of $20,357, a decrease of $20,000 in deferred revenue, an increase of $11,569 in accounts payable (specifically related to cash flows from operating and discussed further below), and non-cash capitalization of interest in the note payable of $163,150 (discussed in note 9 of the consolidated financial statements). The remaining immaterial variance is related to non-cash depreciation and amortization.

The $226,276 increase in accrued and other liabilities is primarily related to the increase in deferred compensation to a portion of the management team and an increase in accrued interest. The $20,000 decrease in deferred revenue is a short term timing difference between cash receipts and the Company’s revenue recognition for its SaaS contract (as discussed in the Company Overview above).

On the balance sheet, accounts payable increased by $11,569 at June 30, 2016 from December 31, 2015. This increase in accounts payable (specifically related to cash flows from operating) for the six months ended June 30, 2016 is primarily related to the overall cash flow management of the Company.

There was no cash used for investing activities for the six months ended June 30, 2016, compared to $50,000 during the six months ended June 30, 2015. The Company invested in a note receivable of $50,000 in an affiliated company for working capital advances. The payment was made as a strategic investment in the affiliate as that affiliate provides revenue sourcing to the Company. As there is not a high probability of recollecting those proceeds advanced, the Company wrote off the note receivable prior to June 30, 2015.

Net cash provided by financing activities was $415,000 for the six months ended June 30, 2016, compared to net cash provided by financing activities of $67,150 for the six months ended June 30, 2015. Financing activities for the six months ended June 30, 2016 consisted primarily of $425,000 in proceeds from subordinated debt, offset by $10,000 in principal payments subordinated debt.

As shown below, at June 30, 2016, our contractual cash obligations totaled approximately $5,969,561, all of which consisted of operating lease obligations and debt principal and accrued interest repayment.

	Payments due by December 31,
Contractual Obligations	2016	2017-2018	2019-2020	2021 & Thereafter	Total
Debt Obligations	$5,095,077	$490,000	$0	$0	$5,585,077

Operating Lease Obligations	$28,774	$235,443	$120,267	$0	$384,484

Total Contractual Cash Obligations	$5,123,851	$725,443	$120,267	$0	$5,969,561

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need to manage additional asset units under contract and/or additional financing to fully implement its business plan, including continued growth and establishment of the SaaS and custom software development services. Management, in the ordinary course of business, is trying to raise additional capital through sales of common stock as well as seeking financing via equity or debt, or both from third parties. There are no assurances that additional financing will be available on favorable terms, or at all. If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures. The failure to adequately fund its capital requirements could have a material adverse effect on the Company’s business, financial condition and results of operations. Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders, and incurring additional indebtedness could involve an increased debt service cash obligation, the imposition of covenants that restrict the Company operations or the Company’s ability to perform on its current debt service requirements. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

None.

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

HALO COMPANIES, INC.

Date: August 15, 2016	By:	/s/ Brandon Cade Thompson
Brandon Cade Thompson Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2016	By:	/s/ Paul Williams
Paul Williams
Chief Financial Officer
(Principal Financial Officer)

