Form 10-Q
period 2016-09-30
Halo Companies, Inc.
filed 2016-11-14
CIK 814286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes  ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, November 14, 2016: 48,562,750 shares of Common Stock, $.001 par value per share outstanding.

Halo Companies, Inc.

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets at September 30, 2016 (unaudited) and December 31, 2015	3
	Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2016 and 2015	4
	Consolidated Statements of Changes in Shareholders’ Deficit (unaudited) for the nine months ended September 30, 2016 and 2015	5
	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2016 and 2015	6
	Notes to Consolidated Financial Statements	7-19
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-24
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24
Item 4T.	Controls and Procedures	24

PART II. OTHER INFORMATION

Part 1 – Financial Information

Item 1. Financial Statements

Halo Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,495	$20,544
Trade accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	26,883	43,365
Total current assets	35,378	63,909

PROPERTY, EQUIPMENT AND SOFTWARE, net	43,102	47,172
OTHER ASSETS	54,033	10,000
TOTAL ASSETS	$132,513	$121,081

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$645,209	$488,253
Accrued and other liabilities (including $398,975 and $177,724 to related parties, respectively)	1,719,426	1,328,662
Deferred revenue	–	20,000
Current portion of subordinated debt	595,000	20,000
Current portion of notes payable	2,322,660	2,099,475
Current portion of notes payable to related parties	2,563,956	2,822,452
Total current liabilities	7,846,251	6,778,842

SUBORDINATED DEBT, LESS CURRENT PORTION	50,000	65,000
NOTES PAYABLE TO RELATED PARTIES, LESS CURRENT PORTION	267,569	–
DERIVATIVE LIABILITY	651	2,434
Total liabilities	8,164,471	6,846,276

SHAREHOLDERS' DEFICIT
Series Z Convertible Preferred Stock, par value $0.01 per share; 82,508 shares authorized; 0 shares issued and outstanding at September 30, 2016 and December 31, 2015	–	–
Preferred Stock, par value $0.001 per share; 917,492 shares authorized; 0 shares issued and outstanding at September 30, 2016 and December 31, 2015	–	–
Series X Convertible Preferred Stock, par value $0.01 per share; 53,677 and 143,677 shares authorized; 0 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	–	–
Series E Convertible Preferred Stock, par value $0.001 per share; 100,000 shares authorized; 70,000 shares issued and outstanding at September 30, 2016 and December 31, 2015, liquidation preference of $700,000	70	70
Halo Group, Inc. Preferred Stock, par value $0.001 per share; 2,000,000 shares authorized
Series A Convertible Preferred Stock; 372,999 shares issued and outstanding at September 30, 2016 and December 31, 2015, liquidation preference of $826,298	373	373
Series B Convertible Preferred Stock; 229,956 shares issued and outstanding at September 30, 2016 and December 31, 2015, liquidation preference of $693,556	230	230
Series C Convertible Preferred Stock; 124,000 shares issued and outstanding at September 30, 2016 and December 31, 2015, liquidation preference of $469,312	124	124
Common Stock, par value $0.001 per share; 375,000,000 shares authorized; 48,562,750 and 48,562,750 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	48,563	48,563
Additional paid-in capital	6,871,298	6,871,298
Accumulated deficit	(14,952,616)	(13,645,853)
Total shareholders' deficit	(8,031,958)	(6,725,195)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$132,513	$121,081

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

REVENUE (including $80, $104,153, $33,217 and $334,538 from related parties, respectively)	$215,275	$1,024,960	$669,551	$3,023,625

OPERATING EXPENSES
Sales and marketing expenses	118,184	366,006	224,809	1,244,843
General and administrative expenses (including $63,331, $111,780,$78,331 and $245,339 to related parties, respectively)	273,111	200,067	644,817	642,429
Salaries, wages, and benefits	282,892	307,619	563,095	1,952,782
Total operating expenses	674,187	873,692	1,432,720	3,840,054

OPERATING INCOME (LOSS)	(458,912)	151,268	(763,169)	(816,429)

OTHER INCOME (EXPENSE)
Gain on change in fair value of derivative	659	–	1,783	–
Interest expense (including $74,450, $92,619, $221,250 and $215,875 to related parties, respectively)	(214,220)	(181,689)	(545,377)	(474,223)
Net income (loss) from operations, before income tax provision	(672,473)	(30,421)	(1,306,763)	(1,290,652)

INCOME TAX PROVISION	–	–	–	13,144

NET INCOME (LOSS)	$(672,473)	$(30,421)	$(1,306,763)	$(1,303,796)

Loss per share:
Basic & Diluted	$(0.01)	$(0.00)	$(0.03)	$(0.02)

Weighted Average Shares Outstanding
Basic & Diluted	48,562,750	48,562,750	48,562,750	57,463,417

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Halo Companies, Inc. Common Stock		Halo Companies, Inc. Series X Convertible Preferred Stock		Halo Companies, Inc. Series E Convertible Preferred Stock		Halo Group, Inc. Series A Convertible Preferred Stock		Halo Group, Inc. Series B Convertible Preferred Stock		Halo Group, Inc. Series C Convertible Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2014	66,364,083	$66,364	143,677	$1,437	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$7,638,764	$(11,864,863)	$(4,157,501)
Redemption of Series X Convertible Preferred Stock per settlement agreement (FN 16)	–	–	(90,000)	(900)	–	–	–	–	–	–	–	–	(249,100)	–	(250,000)
Issuance of Common Shares	6,667	7	–	–	–	–	–	–	–	–	–	–	60	–	67
Cancellation of Common Shares per settlement agreement (FN 16)	(17,808,000)	(17,808)	–	–	–	–	–	–	–	–	–	–	17,808	–	–
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	–	(1,303,796)	(1,303,796)
Balance at September 30, 2015	48,562,750	48,563	53,677	537	70,000	70	372,999	373	229,956	230	124,000	124	7,407,532	(13,168,659)	(5,711,230)
Redemption of Series X Convertible Preferred Stock (FN 16)	–	–	(53,677)	(537)	–	–	–	–	–	–	–	–	(536,234)	–	(536,771)
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	–	(477,194)	(477,194)
Balance at December 31, 2015	48,562,750	48,563	–	–	70,000	70	372,999	373	229,956	230	124,000	124	6,871,298	(13,645,853)	(6,725,195)
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	–	(1,306,763)	(1,306,763)
Balance at September 30, 2016	48,562,750	$48,563	–	$–	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$6,871,298	$(14,952,616)	$(8,031,958)

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATIONS
Net (loss) income	$(1,306,763)	$(1,303,796)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	16,462	17,693
Amortization of loan origination costs	18,625	10,000
Capitalization of interest into note payable and notes payable to related parties	232,259	224,556
Bad debt expense	–	116
Gain on change in fair value of derivative	(1,783)	–
Notes receivable write off	–	125,000
Changes in operating assets and liabilities:
Trade accounts receivable	16,483	50,565
Other assets	(28,158)	–
Accounts payable	156,956	(110,639)
Accrued and other liabilities	390,764	1,026,050
Deferred revenue	(20,000)	51,700
Net cash provided by (used in) operating activities	(525,156)	91,245
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in affiliate	–	(125,000)
Purchases of property and equipment	(12,393)	–
Net cash used in investing activities	(12,393)	(125,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to related parties	–	100,000
Principal payments on notes payable to related parties	–	(25,000)
Proceeds from subordinated debt	540,500	–
Principal payments on subordinated debt	(15,000)	(26,250)
Proceeds received from issuance of common stock	–	67
Net cash provided by financing activities	525,500	48,817
Net increase (decrease) in cash and cash equivalents	(12,049)	15,062
CASH AND CASH EQUIVALENTS, beginning of period	20,544	72,982
CASH AND CASH EQUIVALENTS, end of period	$8,495	$88,044
SUPPLEMENTAL INFORMATION
Cash paid for taxes - Texas Margin Tax	$–	$13,144
Cash paid for interest	$106,589	$92,858
NONCASH SUPPLEMENTAL INFORMATION
Cancellation of stock for settlement payment	$–	$250,000
Loan Origination Fees	$34,500	$–

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc.

Notes To Consolidated Financial Statements

September 30, 2016

NOTE 1. ORGANIZATION AND RECENT DEVELOPMENTS

Halo Companies, Inc. (“Halo”, “HCI” or the “Company”) was incorporated under the laws of the State of Delaware on December 9, 1986. Its principal executive offices are located at 7800 N. Dallas Pkwy, Suite 320, Plano TX 75024. On August 1, 2016, the Company moved from its previous office location at 18451 N. Dallas Parkway, Suite 100, Dallas, Texas 75287.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial statements are unaudited; however, in the opinion of management, all adjustments considered necessary for fair presentation of the results of the interim periods have been included (consisting of normal recurring accruals). The accompanying consolidated financial statements as of September 30, 2016, and for the three and nine months ended September 30, 2016 and 2015, include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

HAM and HPA receivables are typically paid the month following services performed. As of September 30, 2016, and December 31, 2015, the Company’s accounts receivable are made up of the following percentages; HAM at 30% and 47%, HPA at 59% and 53%, and HGI at 11% and 0% respectively.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: past transaction history with the customer, current economic and industry trends, and changes in customer payment terms. The Company provides for estimated uncollectible amounts through an increase to the allowance for doubtful accounts and a charge to earnings based on actual historical trends and individual account analysis. Balances that remain outstanding after the Company has used reasonable collection efforts are written-off through a charge to the allowance for doubtful accounts. The below table summarizes the Company’s allowance for doubtful accounts as of September 30, 2016 and December 31, 2015:

	Balance at Beginning of Period	Increase in the Provision	Accounts Receivable Write-offs	Balance at End of Period
Three and nine months ended September 30, 2016
Allowance for doubtful accounts	$0	$0	$0	$0
Year ended December 31, 2015
Allowance for doubtful accounts	$375,665	$0	$375,655	$0

Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing (i) net income (loss) available to common shareholders (numerator), by (ii) the weighted average number of common shares outstanding during the period (denominator). Diluted net income (loss) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. At September 30, 2016 and 2015, there were 4,518,505 and 4,623,959 shares, respectively, underlying potentially dilutive convertible preferred stock and stock options outstanding. These shares were not included in dilutive weighted average shares outstanding for the three and nine months ended September 30, 2016 and 2015 because their effect is anti-dilutive due to the Company’s reported net loss.

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

Principles of Consolidation

The consolidated financial statements of the Company for the three and nine months ended September 30, 2016 and 2015 include the financial results of HCI, HGI, HBI, HPA and HAM. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Long-Lived Assets

Long-lived assets are reviewed on an annual basis or whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by that asset. If it is determined that the carrying amount of an asset may not be recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is the estimated value at which the asset could be bought or sold in a transaction between willing parties. There were no impairment charges for the three and nine months ended September 30, 2016 and 2015.

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

The Company accounts for its position in tax uncertainties under ASC 740-10. ASC 740-10 establishes standards for accounting for uncertainty in income taxes. ASC 740-10 provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. ASC 740-10 applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the three and nine months ended September 30, 2016 or 2015.

The Company incurred no penalties or interest for taxes for the three and nine months ended September 30, 2016 or 2015. The Company is subject to a three-year statute of limitations by major tax jurisdictions. The Company files income tax returns in the U.S. federal jurisdiction.

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

NOTE 3. CONCENTRATIONS OF CREDIT RISK

The Company maintains aggregate cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). During the three and nine months ended September 30, 2016, the FDIC insured deposit accounts up to $250,000. At September 30, 2016, the Company’s cash accounts were all less than the $250,000 FDIC insured amount and as such were insured in full.

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

Operating Segments	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue
Halo Asset Management	$80	$425,429	$38,319	$942,148
Halo Portfolio Advisors	1,200	569,531	44,632	1,947,583
Halo Group, Inc.	213,995	30,000	586,600	133,894
Net Revenue	$215,275	$1,024,960	$669,551	$3,023,625

Operating income (loss):
Halo Asset Management	$80	$366,583	$37,514	$682,695
Halo Portfolio Advisors	(601)	212,155	35,742	728,450
Other	–	–	–	–
Less: Corporate expenses (a)	(671,952)	(609,159)	(1,380,019)	(2,714,941)
Operating income (loss):	$(672,473)	$(30,421)	$(1,306,763)	$(1,303,796)

a.	Corporate expenses include salaries, benefits and other expenses, including rent and general and administrative expenses, related to corporate office overhead and functions that benefit all operating segments. Corporate expenses also include interest expense. Corporate expenses are expenses that the Company does not directly allocate to any segment above. Allocating these indirect expenses to operating segments would require an imprecise allocation methodology. Further, there are no material amounts that are the elimination or reversal of transactions between the above reportable operating segments.

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

For the three and nine months ended September 30, 2016 or 2015, there have been no material transactions between reportable units that would materially affect an operating segment profit or loss. Intercompany transactions are eliminated in the consolidated financial statements.

NOTE 5. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need to manage additional asset units under contract and/or additional financing to fully implement its business plan, including continued growth and expansion to the Company’s software development and technology services.

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

The Company has incurred an accumulated deficit of $14,952,616 as of September 30, 2016. However, of the accumulated deficit, $2,110,748 of expense was incurred as stock-based compensation, $620,581 in depreciation expense, and $279,241 in impairment loss on investment in portfolio assets, all of which are noncash expenses. Further, $906,278 of the accumulated deficit is related to the issuance of stock dividends, also non cash reductions. The $3,916,848 total of these non-cash retained earnings reductions represents 26% of the total deficit balance.

NOTE 6. PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software consist of the following as of September 30, 2016 and December 31, 2015, respectively:

	September 30, 2016	December 31, 2015
Computers and purchased software	$115,577	$147,800
Furniture and equipment	214,227	203,427
	329,804	351,227
Less: accumulated depreciation	(286,702)	(304,055)
	$43,102	$47,172

Depreciation totaled $5,973, $5,728, $16,462, and $17,693 for the three and nine months ended September 30, 2016 and 2015, respectively.

NOTE 7. ACCRUED AND OTHER LIABILITIES

The Company had $1,719,426 in accrued liabilities at September 30, 2016. Included in this accrual is $660,895 in accrued interest ($261,920 of this balance is related to interest on the secured asset promissory note discussed in more detail in Note 11). The accrual also includes $954,143 in deferred compensation to several senior management personnel. The Company had $1,328,662 in accrued liabilities at December 31, 2015. Included in this accrual is $423,623 in accrued interest ($245,663 of this balance is related to interest on the secured asset promissory note discussed in more detail in Note 11). The accrual also includes $724,208 in deferred compensation to several senior management personnel.

NOTE 8. NOTES PAYABLE TO RELATED PARTIES

During March 2011, the Company entered into one unsecured promissory note with a related party (a previous company director) in the amount of $250,000 (the “2011 Related Party Note”). The 2011 Related Party Note had a fixed interest amount of $50,000 and a maturity date of July 31, 2011. On September 20, 2011, the 2011 Related Party Note was amended to include the 2011 Related Party Note plus $52,426 of accrued interest for a total note balance of $302,426. The 2011 Related Party Note has a 6% interest rate and is a monthly installment note with final balloon payment at maturity in September 2014. At the time of the filing of these consolidated financial statements, the Company and the related party had not finalized an extended maturity date, and as such the entire $206,709 2011 Related Party Note balance is included in current portion of notes payable to related parties as of September 30, 2016. As of December 31, 2015, the 2011 Related Party Note was $197,636, all of which is included in current portion of notes payable to related parties.

On September 1, 2011, several previous related party notes totaling $370,639 were amended and consolidated (“the 2011 Consolidated Related Party Note”). This note bears interest of 6% and has a maturity date of December 31, 2020. As of December 31, 2015, the 2011 Consolidated Related Party Note balance was $267,569, all of which is included in current portion of notes payable to related parties. In October 2016, the Company secured a renewal and extension of the 2011 Consolidated Related Party Note through December 31, 2020. As of September 30, 2016, the 2011 Consolidated Related Party Note balance was $267,569, all of which is included in long-term portion of notes payable to related parties.

As of December 31, 2015, a Company director had an outstanding advance to the Company of $500,000 for short term capital. As of September 30, 2016, the outstanding advance balance was $500,000. The maturity date for the advance repayment has been extended through September 30, 2016, and as such the entire balance is included in current portion of notes payable to related parties. Through March 31, 2015, the advance accrued interest at a rate of 15%. Effective in April 2015 and through September 30, 2015, the advance began accruing interest at a flat rate of $25,000 per month ($300,000 annualized fixed rate). As part of the extension for repayment of the advance through September 30, 2016, the annualized fixed interest amount will apply.

As of December 31, 2015, a Company director had an outstanding advance to the Company of $960,476 for short term capital. As of September 30, 2016, the outstanding advance balance was $960,476 and is due October 1, 2016; as such the entire balance is included in current portion of notes payable to related parties. The debt accrues interest at a rate of 15%.

As of December 31, 2015, the Company’s CEO and Director of the Board had an outstanding advance balance of $515,000 for short term capital. As of September 30, 2016, the outstanding advance balance was $515,000 and is due December 28, 2016; as such the entire balance is included in current portion of notes payable to related parties. The debt accrues interest at a rate of 15%.

As of December 31, 2015, the Company’s President and Chief Legal Officer had an outstanding advance balance of $345,000 for short term capital. As of September 30, 2016, the outstanding advance balance was $345,000 and is due December 28, 2016; as such the entire balance is included in current portion of notes payable to related parties. The debt accrues interest at a rate of 15%.

As of September 30, 2016, the notes payable to related party balance totaled $2,831,525, $2,563,956 of which is included in current portion of notes payable to related parties in the consolidated financial statements. As of December 31, 2015, the notes payable to related party balance totaled $2,822,452, all of which is included in current portion of notes payable to related parties in the consolidated financial statements.

The Company incurred $74,450, $92,619, $221,250, and $215,875 of interest expense to directors, officers, and other related parties during the three and nine months ended September 30, 2016 and 2015, respectively. Accrued interest due to directors and other related parties totaled $398,975 at September 30, 2016, all of which is included in accrued and other current liabilities. Accrued interest due to directors and other related parties totaled $177,724 at December 31, 2015, all of which is included in accrued and other current liabilities.

NOTE 9. NOTE PAYABLE

In October 2013, the Company entered into a senior unsecured convertible promissory note agreement of $1,500,000. The terms of the note include an interest rate of 15% with a maturity date of October 10, 2016. The Company, although not required, is entitled to capitalize any accrued interest into the outstanding principal balance of the note up until maturity. At the maturity date, all unpaid principal and accrued interest is due. As part of the promissory note, the Company was required to pay origination fees and expenses associated with this note agreement (discussed in Other Assets Note 2), pay the subordinated debt originated in January 2010, pay $375,000 to a related party note held by a director, with the remaining use of proceeds for general corporate purposes including payment of deferred compensation to several management personnel. Additionally, the noteholder has the right, but not the obligation, to convert up to $1,000,000 of the principal balance of the note into common shares of the Company. The $1,000,000 maximum conversion ratio would entitle the noteholder to a maximum total of 10% of the then outstanding common stock of the Company, calculated on a fully diluted basis. Any conversion of the principal amount of this note into common stock would effectively lower the outstanding principal amount of the note. As of, October 31, 2016 the Company amended the promissory note agreement to extend the maturity date until November 20, 2016 and is continuing conversations with the Noteholder with regard to a long-term agreement. As of September 30, 2016, the note payable balance was $2,322,660, which includes capitalized interest of $822,660. As of December 31, 2015, the note payable balance was $2,099,475, which includes capitalized interest of $599,475.

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

The Company follows the provisions of ASC 815, “Derivatives and Hedging”. ASC 815 requires freestanding contracts that are settled in a company’s own stock to be designated as an equity instrument, assets or liability. Under the provisions of ASC 815, a contract designated as an asset or liability must be initially recorded and carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires. Accordingly, the Company determined that the warrants should be accounted for as derivative liabilities and has recorded the initial value as a debt discount which was amortized into interest expense using the effective interest method. As of December 31, 2013, the balance of the debt discount was $0 (fully amortized). Subsequent changes to the marked-to-market value of the derivative liability are recorded in earnings as derivative gains and losses. As of September 30, 2016 and December 31, 2015, there were 105,333 warrants outstanding, respectively, with a derivative liability of $651 and $2,434. The Warrants were valued using the Black-Scholes model, which resulted in the fair value of the warrants at $0.02 per share using the following assumptions:

September 30, 2016
Risk-free rate	0.29%
Expected volatility	308.26%
Expected remaining life (in years)	0.33
Dividend yield	0.00%

During October 2014, the Company entered into an additional $100,000 subordinated term note with the current holder of the Company’s subordinated debt. The note pays an 18% coupon rate with a maturity date of September 30, 2017. There are no warrants associated with this subordinated term note. Repayment terms of the note include interest only payments through March 31, 2015. Thereafter, level monthly payments of principal and interest are made as calculated on a 60-month payment amortization schedule with final balloon payment due at maturity. The rights of the holder of this note is subordinated to any and all liens granted by the Company to the As of September 30, 2016, the remaining balance of this note totals $70,000, of which $20,000 is included in current portion of subordinated debt. As of December 31, 2015, the remaining balance of this note totals $85,000, of which $20,000 is included in current portion of subordinated debt.

During June 2016, the Company entered into a $425,000 subordinated term note. The note pays an 12% coupon rate with a maturity date of June 30, 2017. As part of the promissory note, the Company was required to pay origination fees and expenses associated with this note agreement (discussed in Other Assets Note 2) in the amount of $25,500 with the remaining $399,500 in proceeds to be used for general corporate purposes. There are no warrants associated with this subordinated term note. Repayment terms of the note include interest only payments through December 31, 2016. Thereafter, level monthly payments of principal and interest are made as calculated on a 36-month payment amortization schedule with final balloon payment due at maturity. The rights of the holder of this note is subordinated to any and all liens granted by the Company to the holder of the note payable discussed in Note 9 above. During July 2016, the note amount was increased by $150,000 with all other terms remaining the same. As part of principal increase, the Company was required to pay origination fees and expenses associated with this note agreement (discussed in Other Assets Note 2) in the amount of $9,000 with the remaining $141,000 in proceeds to be used for general corporate purposes. As of September 30, 2016, the remaining balance of this note totals $575,000, of which $575,000 is included in current portion of subordinated debt.

NOTE 11. SECURED ASSET PROMISSORY NOTE

During December 2010, the Company authorized a debt offering to be secured by real estate assets purchased in connection with Equitas Housing Fund, LLC, (“Equitas Offering”). The Equitas Offering generated $1,200,000 in proceeds. Of the $1,200,000 in proceeds received in December 2010, $300,000 was used to acquire non-performing, residential mortgage notes and the balance was used for mortgage note workout expenses and operational expenses of Halo Asset Management. The Secured Asset Promissory Notes consisted of a 25% coupon. In May 2013, the Secured Asset Promissory Note was paid in full, along with $150,000 of the outstanding accrued interest balance. Halo and the secured asset promissory note holder agreed to include the remaining accrued interest in a promissory note due December 31, 2014. The promissory note will accrue interest at a 10% annual rate, with interest only payments due periodically and final balloon payment due at maturity. At the time of the filing of these consolidated financial statements, the Company and note holder have not finalized an extended maturity date. As such, as of September 30, 2016, the entire accrued interest balance of $261,920 is included in current portion of accrued interest. As of December 31, 2015, the entire accrued interest balance of $245,663 is included in current portion of accrued interest. For the three and nine months ended September 30, 2016 and 2015, the Company incurred $5,419, $5,419, $16,257, and $16,257, respectively, in interest expense on the note.

NOTE 12. RELATED PARTY TRANSACTIONS

For the three and nine months ended September 30, 2016 and 2015, HAM recognized monthly servicing fee revenue totaling $80, $33,217, $104,153 and $334,538, respectively, from an entity that is an affiliate of the Company. Further, facilities rent expense discussed in Note 14 was expensed and paid to the same affiliate. Additionally, for the three and nine months ended September 30, 2016 and 2015, the Company incurred $0, $0, $75,000, and $125,000, respectively, in the write off of a note receivable it invested during the three months ended June 30, 2015 in the same affiliate of the Company. The write offs are included in general and administrative expenses on the consolidated statements of operations and discussed further in section Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

For the three and nine months ended September 30, 2016 and 2015, the Company incurred interest expense to related parties (See Note 8).

For the three and nine months ended September 30, 2016 and 2015, the Company incurred $0, $0, $0 and $20,000, respectively, in commission expense to an entity that is an affiliate of the Company.

For the three and nine months ended September 30, 2016 and 2015, the Company incurred $0, $15,000, $15,000 and $35,000, respectively, in consulting expense to an entity that is an affiliate of the Company.

NOTE 13. INCOME TAXES

For the three and nine months ended September 30, 2016 and 2015, the effective tax rate of 0% varies from the U.S. federal statutory rate primarily due to state income taxes, net losses, certain non-deductible expenses and an increase in the valuation allowance associated with the net operating loss carryforwards. Our deferred tax assets related to net operating loss carryforwards remain fully reserved due to uncertainty of utilization of those assets.

Deferred tax assets and liabilities are computed by applying the effective U.S. federal and state income tax rate to the gross amounts of temporary differences and other tax attributes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At December 31, 2015 and September 30, 2016, the Company believed it was more likely than not that future tax benefits from net operating loss carry-forwards and other deferred tax assets would not be realizable through generation of future taxable income and are fully reserved.

The Company has net operating loss (“NOL”) carry-forwards of approximately $8,000,000 available for federal income tax purposes, which expire from 2024 to 2035. Separately, because of the changes in ownership that occurred on June 30, 2004 and September 30, 2009, prior to GVC merging with HCI, and based on the Section 382 Limitation calculation, the Company will be allowed approximately $6,500 per year of GVC Venture Corp.’s federal NOLs generated prior to June 30, 2004 until they would otherwise expire. The Company would also be allowed approximately $159,000 per year of GVC Venture Corp.’s federal NOLs generated between June 30, 2004 and September 30, 2009 until they would otherwise expire.

NOTE 14. COMMITMENTS AND CONTINGENCIES

The Company leases very limited office equipment, each under a non-cancelable operating lease providing for minimum monthly rental payments. In relation to its office facilities, the Company has entered into a 39 month office lease.

Future minimum rental obligations as of September 30, 2016 are as follows:

Years Ending December 31:
2016	$28,158
2017	115,813
2018	119,630
2019	120,267
2020	–
Thereafter	–
Total minimum lease commitments	$383,868

For the three and nine months ended September 30, 2016 and 2015, the Company incurred facilities rent expense totaling $0, $0, $21,780, and $65,339, respectively.

In the ordinary course of conducting its business, the Company may be subject to loss contingencies including possible disputes or lawsuits.

NOTE 15. STOCK OPTIONS

The Company granted stock options to certain employees under the HGI 2007 Stock Plan, as amended (the “Plan”). The Company was authorized to issue 2,950,000 shares subject to options, or stock purchase rights under the Plan. These options (i) vest over a period no greater than two years, (ii) are contingently exercisable upon the occurrence of a specified event as defined by the option agreements, and (iii) expire three months following termination of employment or five years from the date of grant depending on whether or not the options were granted as incentive options or non-qualified options. At September 30, 2009, pursuant to the terms of the merger, all options granted prior to the merger were assumed by the Company and any options available for issuance under the Plan but unissued, have been forfeited and consequently the Company has no additional shares subject to options or stock purchase rights available for issuance under the Plan. As of September 30, 2016, 438,300 option shares have been exercised. Total stock options outstanding as of September 30, 2016 total 170,000. The weighted average remaining contractual life of the outstanding options at September 30, 2016 is approximately 1 year.

A summary of stock option activity in the Plan is as follows:

Weighted
		Exercise	Average
	Number of	Price	Exercise
	Options	Per Option	Price
Outstanding at December 31, 2014	170,000	$0.01	$0.01
Granted	–	–	–
Exercised	–	–	–
Canceled	–	–	–
Outstanding at December 31, 2015	170,000	$0.01	$0.01
Granted	–	–	–
Exercised	–	–	–
Canceled	–	–	–
Outstanding at September 30, 2016	170,000	$0.01	$0.01

All stock options granted under the Plan became exercisable upon the occurrence of the merger that occurred on September 30, 2009. As such, equity-based compensation for the options was recognized in earnings from issuance date of the options over the vesting period of the options effective December 31, 2009.

On July 19, 2010, the board of directors approved the Company’s 2010 Incentive Stock Plan (“2010 Stock Plan”). The 2010 Stock Plan allows for the reservation of 7,000,000 shares of the Company’s common stock for issuance under the plan. The 2010 Stock Plan became effective July 19, 2010 and terminates July 18, 2020. As of September 30, 2016, 20,000 shares had previously been granted (all granted in the year ended December 31, 2012) under the 2010 Stock Plan with an exercise price of $0.34 per option. These are the only shares that have been issued under the 2010 Stock Plan. The shares granted vested immediately and can become exercisable for so long as the Company remains a reporting company under the Securities Exchange Act of 1934. As of September 30, 2016, none of the shares issued under the 2010 Stock Plan have been exercised.

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

The Company’s total common shares outstanding totaled 48,562,750 at September 30, 2016.

Preferred Stock

In connection with the 2009 merger, the Company authorized 1,000,000 shares of Series Z Convertible Preferred Stock with a par value of $0.01 per share (the “Series Z Convertible Preferred”). The number of shares of Series Z Preferred Stock may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series Z Preferred Shares to less than the number of shares then issued and outstanding.  In the event any Series Z Preferred Shares shall be converted, (i) the Series Z Preferred Shares so converted shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series Z Preferred Shares set forth in this section shall be automatically reduced by the number of Series Z Preferred Shares so converted and the number of shares of the Corporation’s undesignated Preferred Stock shall be deemed increased by such number. The Series Z Convertible Preferred is convertible into common shares at the rate of 45 shares of common per one share of Series Z Convertible Preferred. The Series Z Convertible Preferred has liquidation and other rights in preference to all other equity instruments. Simultaneously upon conversion of the remaining Series A Preferred, Series B Preferred, and Series C Preferred and exercise of any outstanding stock options issued under the HGI 2007 Stock Plan into Series Z Convertible Preferred, they will automatically, without any action on the part of the holders, be converted into common shares of the Company. Since the merger, in connection with the exercise of stock options into common stock and converted Series A Preferred, Series B Preferred and Series C Preferred as noted above, 82,508 shares of Series Z Convertible Preferred were automatically authorized and converted into shares of the Company’s common stock leaving 917,492 shares of authorized undesignated Preferred Stock in the Company in accordance with the Series Z Convertible Preferred certificate of designation. As of September 30, 2016, there were 82,508 shares of Series Z Preferred authorized with zero shares issued and outstanding.

The Company authorized 175,000 shares of Series X Convertible Preferred Stock with a par value of $0.01 per share (the “Series X Preferred”). The number of shares of Series X Preferred may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series X Preferred to less than the number of shares then issued and outstanding. In the event any Series X Preferred Shares shall be redeemed, (i) the Series X Preferred so redeemed shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series X Preferred Shares set forth in this section shall be automatically reduced by the number of Series X Preferred Shares so redeemed and the number of shares of the Corporation's undesignated Preferred Stock shall be deemed increased by such number. The Series X Preferred Shares rank senior to the Company’s common stock to the extent of $10.00 per Series X Preferred Shares and on a parity with the Company’s common stock as to amounts in excess thereof. The holders of Series X Preferred shall not have voting rights. Holders of the Series X Preferred shall be entitled to receive, when and as declared by the board of directors, dividends at an annual rate of 9% payable in cash when declared by the board. Holders of Series X Preferred have a liquidation preference per share equal to $10.00. During March 2015, as part of the $250,000 compromise and settlement agreement with the court appointed receivership discussed above, the settlement agreement calls for a relinquishment and abandonment of any and all claims against Halo on 90,000 shares of the Company’s Series X Preferred stock belonging to the receivership. The liquidation preference was $536,770 as of September 30, 2015. During December 2015, the Company exercised its redemption right and redeemed the remaining issued and outstanding 53,677 shares in exchange for promissory notes. As such, as of September 30, 2016, there were no shares authorized, issued or outstanding.

In April 2012, the Company authorized 100,000 shares of Series E Convertible Preferred Stock (the “Series E Preferred”) with a par value of $0.001 per share, at ten dollars ($10.00) per share with a conversion rate of fifty (50) shares of the Company’s common stock for one share of Series E Preferred. The number of shares of Series E Preferred may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series E Preferred to less than the number of shares then issued and outstanding. In the event any Series E Preferred Shares shall be converted, (i) the Series E Preferred so converted shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series E Preferred Shares set forth shall be automatically reduced by the number of Series E Preferred Shares so converted and the number of shares of the Corporation's undesignated Preferred Stock shall be deemed increased by such number. The Series E Preferred Shares rank senior to the Company’s common stock to the extent of $10.00 per Series E Preferred Shares and on a parity with the Company’s common stock as to amounts in excess thereof. The holders of Series E Preferred shall not have voting rights. Holders of the Series E Preferred shall be entitled to receive, when and as declared by the board of directors, dividends at an annual rate of 9% payable in cash or common stock when declared by the board. Holders of Series E Preferred have a liquidation preference per share equal to $10.00. The liquidation preference was $700,000 as of September 30, 2015. Each share of Series E Preferred, if not previously converted by the holder, will automatically be converted into common stock at the then applicable conversion rate after thirty-six months from the date of purchase. As of September 30, 2016, there were 70,000 shares issued and outstanding with total cash consideration of $700,000, convertible into 3,500,000 shares of the Company’s common stock.

The HGI Series A Convertible Preferred Stock (the “Series A Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series A Preferred would be entitled to upon conversion, as defined in the Series A Preferred certificate of designation. The liquidation preference was $826,298, of which $266,799 is an accrued (but undeclared) dividend as of September 30, 2016. Holders of the Series A Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company. The Series A Preferred is convertible into the Company’s common stock at a conversion price of $1.25 per share. The Series A Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company. The Series A Preferred is redeemable at the option of the Company at $1.80 per share prior to conversion. As of September 30, 2016, there have been 127,001 shares of Series A Preferred converted or redeemed. The Series A Preferred does not have voting rights. The Series A Preferred ranks senior to the following capital stock of the Company: (a) Series B Preferred, and (b) Series C Preferred.

The HGI Series B Convertible Preferred Stock (the “Series B Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series B Preferred would be entitled to upon conversion. The liquidation preference was $693,556, of which $233,644 is an accrued (but undeclared) dividend as of September 30, 2016. Holders of the Series B Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company. The Series B Preferred is convertible into the Company’s common stock at a conversion price of $1.74 per share. The Series B Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company. The Series B Preferred is redeemable at the option of the Company at $2.30 per share prior to conversion. As of September 30, 2016, there have been 270,044 shares of Series B Preferred converted or redeemed. The Series B Preferred does not have voting rights. Series B Preferred ranks senior to the following capital stock of the Company: the Series C Preferred.

The HGI Series C Convertible Preferred Stock (the “Series C Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series C Preferred would be entitled to upon conversion. The liquidation preference was $469,312, of which $159,312 is an accrued (but undeclared) dividend as of September 30, 2016. Holders of the Series C Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company. The Series C Preferred is convertible into the Company’s common stock at an initial conversion price of $2.27 per share. The Series C Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company. The Series C Preferred is redeemable at the option of the Company at $2.75 per share prior to conversion. As of September 30, 2016, there have been 28,000 shares of Series C Preferred converted or redeemed. The Series C Preferred does not have voting rights. Series C Preferred ranks senior to the following capital stock of the Company: None.

The Company had issued and outstanding at September 30, 2016, 372,999 shares of Series A Preferred, 229,956 shares of Series B Preferred, and 124,000 shares of Series C Preferred, all with a par value of $0.001.

NOTE 17. SUBSEQUENT EVENTS

There are no subsequent events to disclose.

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

The Company is currently exploring potential opportunities with several client relationships that would allow the Company to implement its internally developed and used asset management software platform as an external service for those customers. This is commonly known as Software as a Service (“SaaS”). The Company entered into a consulting and development agreement with a customer during late 2014, and then entered into a SaaS contract with that client who prepaid for a 12-month service plan during March 2015. Cash receipts from customers in advance of revenue recognized are recorded as deferred revenue and will be earned over the entire SaaS contract period. During the three and nine months ended September 30, 2016, the Company has secured additional contracts and continues to evaluate both product lines and target markets to pursue in the future.

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

Results of Operations for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015

To completely understand the Company’s results, the below discussion should be read in conjunction with Note 4 Operating Segments of the consolidated financial statements.

Revenues

For the three months ended September 30, 2016, revenue decreased $809,686 and 79% to $215,275 from $1,024,960 for the three months ended September 30, 2015. The variance is primarily attributable to revenue decreases of $425,350 in HAM, $568,331 in HPA offset by an increase in revenue of $183,995 related to the Company’s SaaS contract which is discussed in Company Overview section above.

As discussed in Note 2 of the consolidated financial statements, HAM revenues include boarding and initial asset management fees, success fees, and its monthly servicing fee. HAM revenues decreased $425,350 and 99% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. Attributable to the variance, the Company experienced a reduction in its success fees, asset management, and servicing oversight fees during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 directly related to shift in the business plan and the loss of assets under management.

The HPA revenue decrease of $568,331 and 99% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 is primarily attributable to less volume of assets being managed and a reduction of portfolio acquisition support performed during the current quarter which directly resulted in a decrease of property valuation analysis and the due diligence fee associated with this portfolio acquisition support.

Looking forward, it should be noted that the Company does not expect any incremental revenue from its asset management and portfolio services as it has completely transitioned out of the business lines and the only remaining revenue would be incidental and immaterial to the Company’s overall revenue.

For the nine months ended September 30, 2016, revenue decreased $2,354,074 and 78% to $669,551 from $3,023,625 for the nine months ended September 30, 2015. The decrease is primarily attributable to the $2,808,102 decrease in revenue due to the reduction in asset management fees, servicing over-sight fees, and success fees correlated to the reduction in asset management services as mentioned above offset by an increase in revenue of $452,706 related to the Company’s software development and technology services business. For the three months ended September 30, 2016 the revenue decreased $809,686 and 79% to $215,275 from $1,024,960 for the three months ended September 30, 2015. The decrease is primarily attributable to the same reasons mentioned above related to the shift from asset management services to technology services. It should be noted that the decrease in revenue period over period will begin to slow as the asset management revenue in previous periods continues to decrease while the new revenue associated with the SaaS service lines begins to ramp. The decrease in the nine months ended September 30, 2016 of $2,354,074 as compared to the nine months ended September 30, 2015 was primarily a result of several portfolio acquisition support and due diligence projects completed during the first nine months of 2015 and the general shift in the business plan away from asset management services towards technology services.

Overall, looking forward to the remainder of 2016, in late August 2016, as part of its ordinary course of business, the Company delivered a semi-custom software application to a client. As such, the Company is expecting to see an increase in its software licensing fees, while the remainder of the asset management and success fees will likely continue to decrease. The Company continues to evaluate and refine its sales and marketing strategy as well as manage its expenses, including corporate, personnel, and vendor relationships, in line with its revenue. The Company is actively seeking growth of its SaaS and software development services both organically and via new client relationships.

Operating Expenses

Sales and marketing expenses include direct sales costs and marketing incurred with business development for the SaaS and custom software development services, for HPA for property preservation, tax and title reporting, eviction filing, mobile notary services, asset valuation, credit reports, and all other contract service commissions. Sales and marketing expenses decreased $247,822 and 68% to $118,184 for the three months ended September 30, 2016 from $366,006 for the three months ended September 30, 2015. The decrease is primarily related to the variable expense associated with the above noted decrease in revenues in HPA (for portfolio acquisition support) over the same time period. For the nine months ended September 30, 2016, sales and marketing expenses decreased $1,020,034 and 82% to $224,809 from $1,244,843 for the nine months ended September 30, 2015, primarily related to the portfolio acquisition support and due diligence projects completed during the first three months of 2015 as noted above offset by the decrease in revenue for the nine months ended September 30, 2016.

General and administrative expenses increased $73,044 and 37% to $273,111 for the three months ended September 30, 2016 from $200,067 for the three months ended September 30, 2015. The variance is primarily attributable to additional operating costs associated with launching the SaaS and custom software development services that occurred during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The $73,044 increase is comprised of several immaterial variances in other general and administrative expenses including depreciation, legal, travel and entertainment, and consulting during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. General and administrative expenses increased $2,388 and 0.4% to $644,817 for the nine months ended September 30, 2016 from $642,429 for the nine months ended September 30, 2015 primarily due to lower costs associated with the reduction in asset management service for the nine months ended September 30, 2016 as compared to September 30, 2015.

Salaries, wages and benefits decreased $24,727 and 8% to $282,892 for the three months ended September 30, 2016 from $307,619 for the three months ended September 30, 2015. Salaries, wages and benefits decreased $1,389,687 and 71% to $563,095 for the nine months ended September 30, 2016 from $1,952,782 for the nine months ended September 30, 2015. The decrease is primarily attributable to a decrease in variable wages payable to several senior management personnel and a reduction in overall employee headcount primarily in HAM from the second quarter and second quarter year to date analysis above. Looking forward to the remainder of 2016, the Company will continue to gauge its headcount as it relates to additional resources needed to support the SaaS and custom software development services. As salaries, wages and benefits are one of the most significant costs to the Company, management actively monitors this cost to ensure it is in line with our business plan.

Interest expense is discussed in full detail in all applicable footnotes of the financial statements and as such the duplication is not warranted here.

The Company experienced an overall increase in its net loss of $642,053 and 2111% to a net loss of $672,473 for the three months ended September 30, 2016 from a net loss of $30,421 for the three months ended September 30, 2015, primarily attributable to the reasons noted above. The Company experienced an overall increase in its net loss of $2,968 and 0.2% to a net loss of $1,306,763 for the nine months ended September 30, 2016 from a net loss of $1,303,796 for the nine months ended September 30, 2015, primarily attributable to the reasons noted above.

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

Liquidity and Capital Resources

As of September 30, 2016, the Company had cash and cash equivalents of $8,495. The decrease of $12,049 in cash and cash equivalents from $20,544 at December 31, 2015 was due to net cash used in operating activities of $525,156 and in investing activities of $12,393, offset by net cash provided from financing activities of $525,500.

Net cash used in operating activities was $525,156 for the nine months ended September 30, 2016, compared to $91,245 net cash provided by operating activities for the nine months ended September 30, 2015.  The net cash used in operating activities for the nine months ended September 30, 2016 was due to net loss of $1,306,763, adjusted primarily by the following: an increase of $390,764 in accrued and other liabilities, an decrease of $20,000 in deferred revenue, an increase of $156,956 in accounts payable (specifically related to cash flows from operating and discussed further below), non cash capitalization of interest primarily in the note payable of $232,259 (discussed in note 9 of the consolidated financial statements), and $16,483 decrease in gross trade accounts receivable primarily attributable to the timing of revenue cash collections. The remaining immaterial variance is related to non cash depreciation and amortization of loan origination costs.

The $390,764 increase in accrued and other liabilities is primarily related to the increase in deferred compensation and wages payable to a portion of the management team and an increase in accrued interest. The $20,000 decrease in deferred revenue is from the recognition of the Company’s remaining deferred revenue relating to one of its SaaS contracts (as discussed in the Company Overview above).

On the balance sheet, accounts payable increased by $156,956 at September 30, 2016 from December 31, 2015. This is a result of the accrual of payables primarily related to vendors associated with a recent software development contract secured in April of 2016 along with the overall cash flow management of the Company.

Net cash used in investing activities was $12,393 for the nine months ended September 30, 2016, compared to $125,000 net cash used in investing activities during the nine months ended September 30, 2015. The $12,393 of cash used in investing activities was associated with the purchase of office furniture and a computer. The Company invested in notes receivable of $125,000 (investment was done in a $50,000 and $75,000 advance) in an affiliated company for working capital advances. The payments were made as a strategic investment in the affiliate as that affiliate provides revenue sourcing to the Company. As there is not a high probability of recollecting those proceeds advanced, the Company wrote off the notes receivable prior to September 30, 2015.

Net cash provided by financing activities was $525,500 for the nine months ended September 30, 2016, compared to net cash provided by financing activities of $48,817 for the nine months ended September 30, 2015. Financing activities for the nine months ended September 30, 2016 consisted primarily of $540,500 in proceeds from subordinated debt, offset by the $15,000 in principal payments on notes payable subordinated debt.

As shown below, at September 30, 2016, our contractual cash obligations totaled approximately $6,123,945, all of which consisted of operating lease obligations and debt principal and accrued interest repayment.

	Payments due by December 31,
Contractual Obligations	2016	2017-2018	2019-2020	2021 & Thereafter	Total
Debt Obligations	$4,827,508	$645,000	$267,569	$0	$5,740,077

Operating Lease Obligations	$28,158	$235,443	$120,267	$0	$383,868

Total Contractual Cash Obligations	$4,855,666	$880,443	$387,836	$0	$6,123,945

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

HALO COMPANIES, INC.

Date: November 14, 2016	By:	/s/ Brandon Cade Thompson
Brandon Cade Thompson Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Paul Williams
Paul Williams
Chief Financial Officer
(Principal Financial Officer)

