Form 10-K
period 2016-12-31
Halo Companies, Inc.
filed 2017-04-03
CIK 814286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-K

_______________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes  ☐ No ☒

As of June 30, 2016, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the issuer was approximately $111,112 based on the last sales price of the issuer’s Common Stock, as reported by OTCMarkets. This amount excludes the market value of all shares as to which any executive officer, director or person known to the registrant to be the beneficial owner of at least 5% of the registrant’s Common Stock may be deemed to have sole or shared voting power.

The number of shares outstanding of the registrant’s Common Stock as of March 31, 2017 was 48,562,750.

DOCUMENTS INCORPORATED BY REFERENCE

Listed below are documents incorporated herein by reference and the part of this Report into which each such document is incorporated:

None

HALO COMPANIES, INC.

FORM 10-K

i

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

PART I

Item 1. BUSINESS.

General

Halo Companies, Inc. (“Halo” or the “Company”) was incorporated under the laws of the State of Delaware on December 9, 1986. Its principal executive offices are located at 7800 N. Dallas Parkway, Suite 320, Plano, Texas 75024. On August 1, 2016, the Company moved from its previous office location at 18451 N. Dallas Parkway, Suite 100, Dallas, Texas 75287. The Company’s telephone number is 214-644-0065. The Company’s stock symbol is HALN.

Unless otherwise provided in footnotes, all references from this point forward in this Report to “we,” “us,” “our company,” “our,” or the “Company” refer to the combined Halo Companies, Inc. entity, together with its subsidiaries.

Business Overview

The Company, through its subsidiaries has historically operated a nationwide distressed asset services company, providing technology-driven asset management, portfolio due diligence, acquisition, repositioning and liquidation strategies for the private investment and mortgage servicing industry. Founded in 2004, Halo began operating in the mortgage origination sector, expanding quickly to an award-winning consumer financial services company. Halo’s years of experience, key leadership and industry knowledge, laid the foundation for its emergence as a premier distressed asset services company. Recognizing the potential decline in opportunities, as the market shifted back to more normalized conditions, Halo strategically diversified its business lines by providing technology solutions to other managers. Today, Halo has refocused its business model as a boutique Technology as a Service company offering Software as a Service platforms, custom development, and technology advisory services.

Products and Services

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

The Company is currently exploring potential opportunities with several client relationships that would allow the Company to implement its internally developed and used asset management software platform as an external service for those customers. This is commonly known as Software as a Service (“SaaS”). The Company entered into a consulting and development agreement with a customer during late 2014, and then entered into a SaaS contract with that client who prepaid for a 12-month service plan during March 2015. Cash receipts from customers in advance of revenue recognized are recorded as deferred revenue and will be earned over the entire SaaS contract period. During the year ended December 31, 2016, the Company has secured additional contracts and continues to evaluate both product lines and target markets to pursue in the future.

Recent Developments

See discussion on SaaS above.

Competition

The information technology and software development industries are highly competitive, and there is considerable competition from major institutions in Halo’s lines of business, including off-shore development companies, mature off-the-shelf software options, and larger consulting and development companies offering one or more of the products and services offered by Halo. The development and commercialization of new software products and technology services to address companies’ needs is highly competitive, and there will be considerable competition from major companies seeking to expand their own product and service offerings. Many of Halo’s competitors have substantially more resources than Halo, including both financial and technical resources. Additionally, competition is intense in obtaining highly qualified employees, specifically highly trained software developers and engineers.

Intellectual Property

The Company maintains copyrights on its printed marketing materials, web pages and proprietary software. Halo’s goal is to preserve the Company’s trade secrets, without infringing on the proprietary rights of other parties.

To help protect its proprietary know-how, which is not currently deemed to be patentable, Halo relies on trade secret protection and confidentiality agreements to protect its interest. To this end, Halo requires all of its employees, consultants, advisors and other contractors to enter into confidentiality agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to Halo of the ideas, developments, discoveries and inventions important to its business.

Employees

As of December 31, 2016, the Company had 11 full-time employees. None of the Company’s employees are covered by a collective bargaining agreement. Halo believes that it maintains good relationships with its employees.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

The Company’s corporate offices are located at 7800 N. Dallas Parkway, Suite 320, Plano, Texas 75024, where Halo has 3,818 square feet of office space under lease. On August 1, 2016, the Company moved from its previous office location at 18451 N. Dallas Parkway, Suite 100, Dallas, Texas 75287. Pursuant to an office lease dated June 24, 2016, the Company is required to make monthly lease payments of $9,385 per month. Currently, the lease is set to expire on December 31, 2019.

Item 3. LEGAL PROCEEDINGS.

None.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information

The Company’s Common Stock is currently traded in the over-the-counter market and quoted under the symbol HALN. The following are the high and low sales prices for the Company’s Common Stock for the periods reflected below:

Fiscal Year Ended December 31, 2016	High	Low
First Quarter	$.01	$.01
Second Quarter	$.05	$.01
Third Quarter	$.01	$.01
Fourth Quarter	$.06	$.01

Fiscal Year Ended December 31, 2015	High	Low
First Quarter	$.02	$.02
Second Quarter	$.01	$.01
Third Quarter	$.03	$.01
Fourth Quarter	$.01	$.01

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2016, we have not sold any equity securities not registered under the Securities Act.

Repurchases of Equity Securities

The Company did not repurchase any of its equity securities during the years ended December 31, 2016 or December 31, 2015.

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

Results of Operations for the year ended December 31, 2016 compared to the year ended December 31, 2015

Revenues

For the year ended December 31, 2016, revenue decreased $1,883,117 or 61% to $1,218,324 from $3,101,441 for the year ended December 31, 2015. The decrease is primarily attributable to a (1) revenue decrease in HPA of $1,916,026, (2) a revenue decrease in HAM of $937,370 and (3) an offsetting revenue increase of $970,279 in other revenue relating to the technology services and software development revenue.

As discussed in Note 2 of the consolidated financial statements, HAM revenues include boarding and initial asset management fees, success fees, and its monthly servicing fee. The HAM revenue decrease of $937,370 is primarily attributable to a decrease in its asset management fees and success fees during the year ended December 31, 2016 compared to the year ended December 31, 2015. HAM asset management fee revenue and success fees decreased by $381,550 and $225,911 respectively for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to no new boarding volume and a decrease in the average price per boarding year over year. Lastly, related to HAM, the Company saw an increase of $327,178 in monthly service fees for the year ended December 31, 2016 compared to the year ended December 31, 2015. As more fully described in Item I above, the Company expects little to no revenue relating to these services in the future.

The HPA revenue decrease of $1,916,026 is primarily attributable to (1) the decrease of asset units the Company performed portfolio strategy consulting and portfolio acquisition support for, and (2) decrease of assets for which broker price opinion (asset valuation) and title work and document recording services were performed.

Other revenue increased $970,279 for the year ended December 31, 2016 compared to the year ended December 31, 2015. As discussed in the Products and Services section of Item 1 above, the Company is currently exploring potential opportunities with several client relationships that would allow the Company to implement its internally used asset management software platform as an external service for those customers (i.e. SaaS). The increase in Other revenue is associated with the Company entering into a consulting and development agreement with a customer during late 2014 with the primary goal to launch the platform during the first part of 2017.

Operating Expenses

Sales and marketing expenses include direct sales costs related to HPA’s revenue streams including property preservation, tax and title reporting, eviction filing, mobile notary services, asset valuation, credit reports, and all other contract service commissions. Sales and marketing expenses decreased $980,927 or 79% to $266,087 for the year ended December 31, 2016 from $1,247,014 for the year ended December 31, 2015. This 79% decrease is primarily attributable to the variable expense associated with the above noted decrease in HPA revenue (for property preservation management and portfolio acquisition support) offset by an increase in marketing and business development expenses associated with launching the new technology and software development business lines.

General and administrative expenses increased $179,699 and 28% to $818,052 for the year ended December 31, 2016 from $638,353 for the year ended December 31, 2015. The variance is attributable to overall increase in (1) health and general insurance expense, rent, depreciation, legal, accounting fees, and general overhead.

Salaries, wages and benefits decreased $1,239,360 and 60% to $836,742 for the year ended December 31, 2016 from $2,076,102 for the year ended December 31, 2015. The decrease is primarily attributable to a decrease in overall wages primarily in HAM and HPA associated with decreasing staff and labor costs associated with the wind down of those services, offset by an increase in staff and wages associated with the technology sand software development business lines. Looking forward to 2017, the Company will continue to gauge its headcount and manage it in association with new software development opportunities. As salaries, wages and benefits are the most significant cost to the Company, management actively monitors this cost to ensure it is in line with our business plan.

Interest expense decreased $148,729 and 16% to $759,089 for the year ended December 31, 2016 from $907,818 for the year ended December 31, 2015. The decrease is primarily attributable to the note payable established during October 2014 and the one-time $300,000 interest penalty for the extension and renewal of a related party note payable agreement during the year ended December 31, 2015. The note payable is discussed in Note 10 and the related party note payable is discussed in Note 9 of the consolidated financial statements.

The Company experienced a increase in its bottom line of $309,770 and 17% to a net loss of $1,471,220 for the year ended December 31, 2016 from a net loss of $1,780,990 for the year ended December 31, 2015, primarily attributable to the reasons noted above.

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

HAM and HPA receivables are typically paid the month following services performed. HGI receivables are due when invoiced. As of December 31, 2016, the Company’s accounts receivable are made up of the following percentages; HAM at 26%, HPA at 51% and HGI at 23%.

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

Liquidity and Capital Resources

As of December 31, 2016, the Company had cash and cash equivalents of $8,249. The decrease of $12,295 in cash and cash equivalents from December 31, 2015 was due to net cash used in investing activities of $12,393, net cash used in operating activities of $535,402 and net cash provided by financing activities of $535,500.

Net cash used in operating activities was $535,402 for the year ended December 31, 2016, compared to $28,745 net cash provided by operating activities for the year ended December 31, 2015.  The net cash used in operating activities for the year ended December 31, 2016 was due to net loss of $1,471,220 adjusted primarily by the following: (1) an increase in accounts payable of $136,088, (2) an increase in accrued and other liabilities of $456,675 (includes long term accrued interest) and offset by a reduction in deferred revenue of $20,000, (3) the capitalization of interest of $329,811, (4) the increase in the amortization of loan costs of $25,000, (5) an increase in depreciation of $22,271 offset by a decrease in other assets of $43,158, (6) an increase in deferred rent of $18,655, (7) a decrease in gross trade accounts receivable of $12,390, and (8) a gain in the fair value of derivatives of $1,914.

The $456,675 increase in accrued and other liabilities is primarily related to a $224,979 increase in deferred compensation to a portion of the management team and a $317,046 increase in accrued interest primarily on notes payable to related parties as discussed in Note 9 to the consolidated financials. The remaining $85,350 offsetting variance is made up of a decrease in other liabilities.

Net cash used in investing activities was $12,393 for the year ended December 31, 2016, compared to net cash used in investing activities of $125,000 for the year ended December 31, 2015. For 2016, the Company purchased property and equipment in connection with the move of the Company’s headquarters.

Net cash provided by financing activities was $535,500 for the year ended December 31, 2016, compared to net cash provided by financing activities of $43,817 for the year ended December 31, 2015. Financing activities for the year ended December 31, 2016 consisted primarily of $555,500 in proceeds from subordinated debt, offset by the $20,000 in principal payments to subordinated debt.

As shown below, at December 31, 2016, our contractual cash obligations totaled approximately $6,227,947 all of which consisted of operating lease obligations and debt principal repayment.

	Payments due by Period
Contractual Obligations	Less than 1 Year	1-3 years	4-5 years	More than 5 years	Total
Debt Obligations	$5,604,668	$–	$267,569	$–	$5,872,237

Operating Lease Obligations	$115,812	$239,898	$–	$–	$355,710

Total Contractual Cash Obligations	$5,720,480	$239,898	$267,569	$–	$6,227,947

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework (issued 2013). Based on this assessment, the Company’s management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.

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

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below is certain information regarding the persons who were directors and executive officers at any time during the fiscal year 2016.

Name	Age	Positions with the Company
Brandon C. Thompson	37	Chairman of the Board, Chief Executive Officer and Director

Paul Williams	60	Vice Chairman of the Board, Chief Financial Officer, Treasurer, Assistant Secretary and Director

T. Craig Friesland	45	Secretary and Director

Richard G. Morris	62	Director

Jimmy Mauldin	67	Director

Reif Chron	38	President and Chief Legal Counsel

Brandon C. Thompson

Brandon C. Thompson, 37, currently serves as Chairman of the Board and Chief Executive Officer of the Company. Mr. Thompson was a co-founder of HGI and has served as the Chairman of the Board of Directors and Chief Executive Officer of HGI since its founding in January 2007. Commencing in March 2003, Mr. Thompson served as a Loan Officer with Morningstar Mortgage, LLC, a mortgage company, and eventually acquired the assets of that company through Halo Funding Group, LLC in February 2005, which was ultimately consolidated into HGI in January 2007. Following this acquisition, Mr. Thompson founded and has served as Chairman, President, and Chief Executive Officer of Halo Credit Solutions, LLC, Halo Debt Solutions, Inc., and Halo Group Consulting, Inc.  In January 2007, upon the founding of HGI, Mr. Thompson contributed his interest in these companies, as well as his interest in Halo Funding Group, LLC (currently named Halo Group Mortgage, LLC), to HGI.  The breadth of Mr. Thompson’s entrepreneurial and consumer services experience led the Board of Directors to believe this individual is qualified to serve as a director of the Company. Mr. Thompson was nominated for the Ernst & Young Entrepreneur of the Year Award, has served on the advisory board of Independent Bank of Texas. Mr. Thompson graduated from Abilene Christian University with a degree in Finance.

Paul Williams

Paul Williams, 60, currently serves as Vice Chairman of the Board, Chief Financial Officer, Treasurer and Assistant Secretary of the Company. Mr. Williams was a co-founder of HGI, has served as Vice Chairman of the Board, Chief Financial Officer (through August 2012) and Treasurer of HGI since its founding in January 2007 and as Assistant Secretary since late September 2009.  Mr. Williams has over 30 years of business experience primarily in the capital markets and mergers and acquisitions.  Since October 2007, Mr. Williams has also served as an executive officer for Bison Financial Group, Inc., a business development company, and as an executive officer for Blue Star Equities, Inc., a capital markets company, since September 2007. From November 1999 to the present, Mr. Williams has also served as the managing member of Lincoln America Investments, LLC, a real estate and equity investment company. From January 15, 2006 to March 12, 2008, Mr. Williams served as an officer and director of NeXplore Corporation. In June 2007, NeXplore and its executive team received an administrative order from the Arkansas Securities Department, suspending their ability to offer or sell securities in the state. Mr. Williams has previously served three terms on the Board of the Texas Economic Development Council in Austin. In 2007 he served as Chairman of the Board of the Frisco Chamber of Commerce and in 2009 was recognized by the Dallas Business Journal as the CFO of the Year for companies under $50MM in revenues. Mr. Williams graduated from Austin College in Sherman, Texas with a double-major in Economics and Business Administration.  He also graduated from the Institute of Organization Management, affiliated with the U.S. Chamber of Commerce. The breadth of Mr. Williams’ entrepreneurial and financial services experience led the Board of Directors to believe this individual is qualified to serve as a director of the Company.

T. Craig Friesland

T. Craig Friesland, 45, currently serves as Secretary of the Company and served as Chief Legal Officer until October of 2010. Mr. Friesland was a co-founder of HGI and had served as a Director and Secretary since its inception in January 2007.  He also practices law in his own firm, Friesland Law Firm, PLLC, Law Offices of T. Craig Friesland, founded in January 2005. Prior to establishing his own firm, Mr. Friesland practiced law with Haynes and Boone, LLP, one of the largest law firms in Texas, from September 1998 through December 2004.  Mr. Friesland earned his law degree at Baylor University School of Law in 1998. He also has a Master of Business Administration degree from Baylor University and a Bachelor of Business Administration degree in Finance from The University of Texas at Austin. Mr. Friesland was admitted to the State Bar of Texas in 1998. The breadth of Mr. Friesland’s professional legal experience led the Board of Directors to believe this individual is qualified to serve as a director of the Company.

Richard G. Morris

Richard G. Morris, 62, currently serves as a Director of the Company. Mr. Morris was a co-founder of HGI, and has served as a Director since its inception in January 2007.  Prior to joining the Company, he served in various positions with United Parcel Service from 1976 until March 2002, most recently, from January 2001 to March 2002 as one of its three District Operations Managers. In that role, Mr. Morris was responsible for 5,400 employees, a staff of 18 senior managers, a monthly operating budget of approximately $28 million, and revenues in excess of $35 million. After departing UPS, in July 2002, Mr. Morris became the principal owner of Rammco Distributors, Incorporated, an equipment rental company which he still owns. In July 2004, Mr. Morris co-founded Blue River Development, Inc., a real estate investment and development company, and is currently the sole owner and operator of this company.  In August 2008, Mr. Morris acquired Port City, Inc., a plastics manufacturing company which Mr. Morris also currently owns and operates. The breadth of Mr. Morris’ entrepreneurial, managerial and operational experience led the Board of Directors to believe this individual is qualified to serve as a director of the Company.

Jimmy Mauldin

Jimmy Mauldin, 67, served as Chief Strategy Officer of the Company until August 6, 2010. Mr. Mauldin was a co-founder of HGI, has served in various capacities with HGI, including as President, Director, and Chief Strategy Officer, since its founding in January 2007.  Mr. Mauldin joined the company which is currently named Halo Credit Solutions, LLC in June of 2005.  In 2002, Mauldin founded Fund America Now, LLC, a national fund-raising company, and served as Chairman, President, and Chief Executive Officer. Mr. Mauldin rejoined the Board of Directors on March 27, 2015. The breadth of Mr. Mauldin’s entrepreneurial experience led the Board of Directors to believe this individual is qualified to serve as a director of the Company.

Reif O. Chron

Reif O. Chron, 38, currently serves as President and General Counsel of the Company. Mr. Chron joined Halo in March of 2009 to serve as General Counsel. Mr. Chron studied Accounting at Texas A&M University and subsequently graduated with his Juris Doctorate from Washington University School of Law. Prior to attending Washington University, Mr. Chron spent time at Pricewaterhouse Coopers LLP where he specialized in tax planning for high net worth clients. Mr. Chron also worked at Trademark Property Company, where he participated in several projects, including a $160 million real estate portfolio sale to Heritage Property Investment Trust, a new 400,000 square foot shopping center in Flowood, MS and a $100 million lifestyle center located in the Woodlands, TX. Mr. Chron also compiled market research that has led to three new development projects. After earning his law degree, he practiced as a real estate attorney at Kelly Hart & Hallman where his experience includes the negotiation, due diligence review, documentation, and closing of sophisticated real estate transactions, including the acquisition and disposition of office buildings, hotels, commercial tracts and ranch land as well as representing developers in the acquisition, leasing and management of shopping centers and mixed-use projects. On October 5, 2015, Mr. Reif Chron, President and General Counsel, tendered his resignation; however Mr. Chron rejoined Halo in the same role in August of 2016.

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

Item 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The particulars of compensation paid to the following persons during the fiscal period ended December 31, 2016 and 2015 are set out in the summary compensation table below:

•	our Chief Executive Officer (Principal Executive Officer);
•	our Chief Accounting Officer (Principal Financial Officer);
•	each of our three most highly compensated executive officers, other than the Principal Executive Officer and the Principal Financial Officer, who were serving as executive officers at the end of the fiscal year ended December 31, 2016 and 2015; and
•	up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended December 31, 2016 and 2015;

(collectively, the “ Named Executive Officers ”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Brandon C. Thompson, CEO, Principal Executive Officer	2016* 2015*	$250,000 $250,000	-0- -0-	-0- -0-	-0- -0-	-0- -400,000-***	$250,000 $650,000
Paul Williams, CFO Principal Financial Officer	2016 2015	$17,650 $14,400	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$17,650 $14,400
Reif Chron, President & General Counsel**	2016* 2015*	$93,750 $166,666	-0- -0-	-0- -0-	-0- -0-	-0- -$400,000-***	$93,750 $566,666

* 2016 and 2015 Salary includes both gross cash payments made and deferred compensation accrued during the year ended December 31, 2016 and 2015, respectively.

** On October 5, 2015, Mr. Reif Chron, President and General Counsel, tendered his resignation. On August 12, 2016 Mr. Reif Chron rejoined the Company in his former role as President and General Counsel.

*** 2015 incentive compensation, which payment of such amounts have been deferred.

Summary Compensation

The Company has no employment agreements with any of its Directors or executive officers.

For the fiscal year ended December 31, 2016, no outstanding stock options or other equity-based awards were re-priced or otherwise materially modified. No stock appreciation rights have been granted to any of our Directors or executive officers and none of our Directors or executive officers exercised any stock options or stock appreciation rights. There are no non-equity incentive plan agreements with any of our Directors or executive officers.

Outstanding Equity Awards at Fiscal Year-end

This section is not applicable to any named executive officer as of December 31, 2016.

Compensation of Directors

DIRECTOR COMPENSATION
Name	Fees earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
T. Craig Friesland	$17,650	-0-	-0-	-0-	$17,650
Richard G. Morris	$17,650	-0-	-0-	-0-	$17,650
Paul Williams	$17,650	-0-	-0-	-0-	$17,650
Jimmy Mauldin	$5,550	-0-	-0-	-0-	$5,550

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership, as of March 30, 2017 of the Company’s common stock, which is the Company’s only outstanding class of voting securities, and the voting power resulting from such beneficial ownership, by

•	each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock;

•	each director of the Company;

•	each executive officer of the Company; and

•	all directors and executive officers of the Company as a group.

Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class (3)

Brandon C. Thompson(2)	21,176,171		39.9%
Jimmy Mauldin(2)	8,500,000		16.0%
Paul Williams(2)	4,395,243		8.3%
T. Craig Friesland(2)	2,250,122		4.2%
Richard G. Morris(2)	4,037,997	(3)	7.6%
Reif Chron (2)	1,060,000		2.0%
Directors and executive officers as a group (seven persons)	41,419,533	(3)	78.0%

(1)	We understand that, except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable to that owner.
(2)	The address for each such beneficial owner is 7800 N. Dallas Parkway, Suite 320, Plano, Texas 75024.
(3)	Includes 40,000 shares of Series E convertible preferred stock (conversion rate of 50 common shares per share of Series E) for a total of 2,000,000 shares issuable upon conversion of the preferred stock.

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

On July 19, 2010, the board of directors approved the Company’s 2010 Incentive Stock Plan (2010 Stock Plan). The 2010 Stock Plan allows for the reservation of 7,000,000 shares of the Company’s common stock for issuance under the plan. The 2010 Stock Plan became effective July 19, 2010 and terminates July 18, 2020. As of December 31, 2016, 20,000 shares were granted under the 2010 Stock Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons, Promoters and Certain Control Persons

Since the beginning of the fiscal year January 1, 2016 and except as disclosed below, none of the following persons has had any direct or indirect material interest in any transaction to which the Company was or is a party, or in any proposed transaction to which the Company proposes to be a party:

•	any director or officer of the Company;

•	any proposed director or officer of the Company;

•	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the Company’s common stock; or

•	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

As of December 31, 2015, the Company was indebted to Reif Chron, President and General Counsel, for $345,000 in proceeds on working capital advances he made to the Company. As of December 31, 2016, the debt balance was $345,000. The debt accrues interest at a rate of 15%.

As of December 31, 2015, the Company was indebted to Cade Thompson, CEO and Director of the Board, for $515,000 in proceeds on working capital advances he made to the Company. As of December 31, 2016, the debt balance was $515,000. The debt accrues interest at a rate of 15%.

As of December 31, 2015, a Company director, Rick Morris, had an outstanding advance to the Company of $960,476, for short term capital. As of December 31, 2016, the debt balance was $960,476. The debt accrues interest at a rate of 15%.

During 2011, the Company entered into one unsecured promissory note with Tony Chron, Director of the Company, in the amount of $250,000. The note accrued interest of $52,426. During 2011, the note and accrued interest were consolidated into one note balance of $302,426, with future payments to be made per the note amortization schedule. As of December 31, 2016 the remaining total principal on this consolidated note balance was $209,826. The balance accrues interest at an annual rate of 6%.

During 2010, Martin Williamson invested $1,200,000 in the $20,000,000 Equitas Housing Fund 25% Secured Promissory Note Offering. In May 2013, the $1,200,000 of principal balance was paid in full, along with $150,000 of the outstanding accrued interest balance. Halo and the secured asset promissory note holder agreed to include the remaining accrued interest in a promissory note due December 31, 2016, which has not been paid or extended. The new promissory note will accrue interest at a 10% annual rate, with interest only payments due periodically and final balloon payment due at maturity. As of December 31, 2016, the accrued interest balance was $267,339. Mr. Williamson is Reif Chron’s stepfather.

Prior to and during 2014, the Company had a related party note with an entity owned by the father of Jimmy Mauldin, a beneficial owner, totaling $370,639. The note currently bears interest of 6% and has a maturity date of December 31, 2020. As of December 31, 2016, the note balance was $267,569.

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

During 2016 and 2015, the Company incurred $0 and $20,000, respectively, in expense for business development services to an entity that is an affiliate of the Company. The affiliate is owned by Reif Chron and Cade Thompson.

During 2016 and 2015, the Company incurred $15,000 and $35,000, respectively, in expense for consulting services to an entity owned by Jimmy Mauldin, a beneficial owner.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following information summarizes the fees billed to us by Whitley Penn LLP for professional services rendered for the fiscal years ended December 31, 2016 and 2015, respectively.

Audit Fees. Fees billed or remainder to be billed for audit services by Whitley Penn LLP were $51,000 for fiscal year 2016 and $58,000 for fiscal year 2015. Audit fees include fees associated with the annual audit and the reviews of the Company’s quarterly reports on Form 10-Q, and other SEC filings.

Audit-Related Fees. The Company did not pay any audit-related service fees to Whitley Penn LLP, other than the fees described above, for services rendered during fiscal year 2016 or 2015.

Tax Fees. Fees billed or remainder to be billed for tax compliance services by Whitley Penn LLP were $7,920 for fiscal year 2016 and $6,000 for fiscal year 2015.

All Other Fees. Other Fees billed by Whitley Penn LLP were $0 in fiscal year 2016 and 2015.

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

Date: March 31, 2017	By:	/s/ Brandon Cade Thompson
Brandon Cade Thompson
Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2017	By:	/s/ Paul Williams
Paul Williams
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Brandon Cade Thompson	Chairman, CEO, Director
Brandon Cade Thompson	(principal executive officer)	March 31, 2017

/s/ Paul Williams	Vice Chairman, CFO, Director
Paul Williams	(principal financial officer)	March 31, 2017

/s/ T. Craig Friesland
T. Craig Friesland	Director	March 31, 2017

/s/ Richard Morris
Richard Morris	Director	March 31, 2017

/s/ Jimmy Mauldin
Jimmy Mauldin	Director	March 31, 2017

HALO COMPANIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

The following consolidated financial statements of the Company are contained in this Report on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Halo Companies, Inc.

We have audited the accompanying consolidated balance sheets of Halo Companies, Inc. (the “Company”), as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Whitley Penn LLP

Dallas, Texas

March 31, 2017

Halo Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,249	$20,544
Trade accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	30,975	43,365
Total current assets	39,224	63,909
PROPERTY, EQUIPMENT AND SOFTWARE, net	37,294	47,172
OTHER ASSETS	28,158	10,000

TOTAL ASSETS	$104,676	$121,081

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$624,341	$488,253
Accrued and other liabilities (including $520,444 and 177,724 to related parties, respectively)	1,785,338	1,328,662
Deferred revenue	–	20,000
Deferred rent	18,655	–
Current portion of subordinated debt	620,500	20,000
Current portion of note payable	2,417,096	2,099,475
Current portion of notes payable to related parties	2,567,072	2,822,452
Total current liabilities	8,033,002	6,778,842

SUBORDINATED DEBT, LESS CURRENT PORTION	–	65,000
NOTES PAYABLE TO RELATED PARTIES, LESS CURRENT PORTION	267,569	–
DERIVATIVE LIABILITY	520	2,434
Total liabilities	8,301,091	6,846,276

SHAREHOLDERS' DEFICIT
Series Z Convertible Preferred Stock, par value $0.01 per share; 82,508 shares authorized; 0 shares issued and outstanding at December 31, 2016 and December 31, 2015	–	–
Preferred Stock, par value $0.001 per share; 917,492 shares authorized; 0 shares issued and outstanding at December 31, 2016 and December 31, 2015	–	–
Series X Convertible Preferred Stock, par value $0.01 per share; 53,677 and 53,677 shares authorized;0 shares issued and outstanding, liquidation preference of $0 at December 31, 2016 and December 31, 2015, respectively	–	–
Series E Convertible Preferred Stock, par value $0.001 per share; 100,000 shares authorized; 70,000 shares issued and outstanding at December 31, 2016 and December 31, 2015, liquidation preference of $700,000	70	70
Halo Group, Inc. Preferred Stock, par value $0.001 per share; 2,000,000 shares authorized
Series A Convertible Preferred Stock; 372,999 shares issued and outstanding at December 31, 2016 and December 31, 2015, liquidation preference of $840,887	373	373
Series B Convertible Preferred Stock; 229,956 shares issued and outstanding at December 31, 2016 and December 31, 2015, liquidation preference of $708,879	230	230
Series C Convertible Preferred Stock; 124,000 shares issued and outstanding at December 31, 2016 and December 31, 2015, liquidation preference of $479,090	124	124
Common Stock, par value $0.001 per share; 375,000,000 shares authorized; 48,562,750 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	48,563	48,563
Additional paid-in capital	6,871,298	6,871,298
Accumulated deficit	(15,117,073)	(13,645,853)
Total shareholders' deficit	(8,196,415)	(6,725,195)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$104,676	$121,081

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2016	2015
REVENUE (including $33,217 and $360,395 from related parties, respectively)	$1,218,324	$3,101,441

OPERATING EXPENSES
Sales and marketing expenses	266,087	1,247,014
General and administrative expenses (including $78,331 and $145,000 to related parties, respectively)	818,052	638,353
Salaries, wages, and benefits	836,742	2,076,102
Total operating expenses	1,920,881	3,961,469

OPERATING LOSS	(702,557)	(860,028)

OTHER INCOME (EXPENSE)
Gain on change in fair value of derivative	1,914	–
Interest expense (including $295,465 and $579,366 to related parties, respectively)	(759,089)	(907,818)
Net loss from operations, before income tax provision	(1,459,732)	(1,767,846)

INCOME TAX PROVISION	11,489	13,144

NET LOSS	$(1,471,220)	$(1,780,990)

Loss per share:
Basic & Diluted	$(0.03)	$(0.03)

Weighted Average Shares Outstanding
Basic & Diluted	48,562,750	57,463,417

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

For the Years Ended December 31, 2016 and 2015

	Halo Companies, Inc. Common Stock		Halo Companies, Inc. Series X Convertible Preferred Stock		Halo Companies, Inc. Series E Convertible Preferred Stock		Halo Group, Inc. Series A Convertible Preferred Stock		Halo Group, Inc. Series B Convertible Preferred Stock		Halo Group, Inc. Series C Convertible Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2014	66,364,083	$66,364	143,677	$1,437	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$7,638,764	$(11,864,863)	$(4,157,501)
Redemption of Series X Convertible Preferred Stock per settlement agreement (FN 16)	–	–	(90,000)	(900)	–	–	–	–	–	–	–	–	(249,100)	–	(250,000)
Redemption of Series X Convertible Preferred Stock (FN 16)	–	–	(53,677)	(537)	–	–	–	–	–	–	–	–	(536,234)	–	(536,771)
Issuance of Common Shares	6,667	7	–	–	–	–	–	–	–	–	–	–	60	–	67
Cancellation of Common Shares per settlement agreement (FN 16)	(17,808,000)	(17,808)	–	–	–	–	–	–	–	–	–	–	17,808	–	–
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	–	(1,780,990)	(1,780,990)
Balance at December 31, 2015	48,562,750	$48,563	–	$–	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$6,871,298	$(13,645,853)	$(6,725,195)
Net loss	–	–	–	–	–	–	–	–	–	–	–	–	–	(1,471,220)	(1,471,220)
Balance at December 31, 2016	48,562,750	$48,563	–	$–	70,000	$70	372,999	$373	229,956	$230	124,000	$124	$6,871,298	$(15,117,073)	$(8,196,415)

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years ended December 31, 2016 and 2015

	For the Year Ended
	December 31, 2016	December 31, 2015
CASH FLOWS FROM OPERATIONS

Net loss	$(1,471,220)	$(1,780,990)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	22,271	23,354
Amortization of loan origination costs	25,000	13,333
Capitalization of interest into note payable and notes payable to related parties	329,811	766,433
Bad debt expense	–	242
Gain on change in fair value of derivative	(1,914)	–
Notes receivable to related party writeoff	–	125,000
Changes in operating assets and liabilities:
Trade accounts receivable	12,390	98,027
Other assets	(43,158)	–
Accounts payable	136,088	(247,616)
Accrued and other liabilities	456,675	1,012,762
Deferred rent	18,655	–
Deferred revenue	(20,000)	18,200
Net cash provided by (used in) operating activities	(535,402)	28,745

CASH FLOWS FROM INVESTING ACTIVITIES
Note receivable to related party	–	(125,000)
Purchases of property and equipment	(12,393)	–
Net cash used in investing activities	(12,393)	(125,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to related parties	–	100,000
Principal payments on notes payable to related parties	–	(25,000)
Proceeds from subordinated debt	555,500	–
Principal payments on subordinated debt	(20,000)	(31,250)
Proceeds received from issuance of common stock	–	67
Net cash provided by financing activities	535,500	43,817

Net decrease in cash and cash equivalents	(12,295)	(52,438)

CASH AND CASH EQUIVALENTS, beginning of period	20,544	72,982

CASH AND CASH EQUIVALENTS, end of period	$8,249	$20,544

SUPPLEMENTAL INFORMATION
Cash paid for taxes - Texas Margin Tax	$11,489	$13,144
Cash paid for interest	$86,998	$97,421
NONCASH SUPPLEMENTAL INFORMATION
Cancellation of stock for settlement payment	$–	$250,000
Conversion of accrued and other liability to notes payable to related parties	–	600,000
Preferred stock redemption	–	536,771
Loan origination fees	$34,500	$–
Net noncash supplemental information	$34,500	$1,386,771

The accompanying notes are an integral part of these consolidated financial statements.

Halo Companies, Inc.

Notes To Consolidated Financial Statements

December 31, 2016

NOTE 1. ORGANIZATION AND RECENT DEVELOPMENTS

Halo Companies, Inc. (“Halo”, “HCI” or the “Company”) was incorporated under the laws of the State of Delaware on December 9, 1986. Its principal executive offices are located at 7800 N. Dallas Parkway, Suite 320, Plano, Texas 75024. On August 1, 2016, the Company moved from its previous office location at 18451 N. Dallas Parkway, Suite 100, Dallas, Texas 75287.

Unless otherwise provided in footnotes, all references from this point forward in this Report to “we,” “us,” “our company,” “our,” or the “Company” refer to the combined Halo Companies, Inc. entity, together with its subsidiaries.

Halo has multiple wholly-owned subsidiaries including Halo Group Inc. (“HGI”), Halo Asset Management, LLC (“HAM”), Halo Portfolio Advisors, LLC (“HPA”), and Halo Benefits, Inc. (“HBI”). HGI is the management and shared services operating company. HAM provides asset management and mortgage servicing services to investors and asset owners including all aspects of buying and managing distressed real estate owned (“REO”) and non-performing loans. HPA exists to market the Company’s operations as a turnkey solution for strategic business to business opportunities with HAM’s investors and asset owners, major debt servicers and field service providers, lenders, and mortgage backed securities holders. The Company is in the process of transitioning out of the services provided by HAM and HPA to a technology and software related service offering to third parties through the HGI subsidiary. HBI was originally established as an association benefit services to customers throughout the United States and although a non-operating entity, remains a subsidiary due to its historical net operating loss carryforward.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements for the years ended December 31, 2016 and 2015 include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

HAM and HPA receivables are typically paid the month following services performed. HGI receivables are due when invoiced. As of December 31, 2016 and 2015, the Company’s accounts receivable are made up of the following percentages; HAM at 26% and 47%, HPA at 51% and 53%, and HGI at 23% and 0%, respectively.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: past transaction history with the customer, current economic and industry trends, and changes in customer payment terms. The Company provides for estimated uncollectible amounts through an increase to the allowance for doubtful accounts and a charge to earnings based on actual historical trends and individual account analysis. Balances that remain outstanding after the Company has used reasonable collection efforts are written-off through a charge to the allowance for doubtful accounts. The below table summarizes the Company’s allowance for doubtful accounts as of December 31, 2016 and December 31, 2015:

	Balance at Beginning of Period	Increase in the Provision	Accounts Receivable Write-offs	Balance at End of Period
Year ended December 31, 2016
Allowance for doubtful accounts	$–	$–	$–	$–
Year ended December 31, 2015
Allowance for doubtful accounts	$375,665	$–	$375,665	$–

As of December 31, 2016 and 2015, the Company had no allowance for doubtful accounts.

Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing (i) net income (loss) available to common shareholders (numerator), by (ii) the weighted average number of common shares outstanding during the period (denominator). Diluted net income (loss) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. At December 31, 2016 and 2015, there were 4,518,626 and 4,518,626 shares, respectively, underlying potentially dilutive convertible preferred stock and stock options outstanding. These shares were not included in dilutive weighted average shares outstanding for the years ended December 31, 2016 and 2015 because their effect is anti-dilutive due to the Company’s reported net loss.

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

Principles of Consolidation

The consolidated financial statements of the Company for the years ended December 31, 2016 and 2015 include the financial results of HCI, HGI, HBI, HPA and HAM. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of 90 days or less to be cash equivalents.

Deposits and Other Assets

At December 31, 2016, deposits and other assets was $28,158 which is a security deposit relating to the sublease agreement for the premises located at 7800 N. Dallas Parkway, Suite 320, Plano, TX 75024. At December 31, 2015, deposits and other assets was $10,000 to the senior secured promissory note.

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

Long-Lived Assets

Long-lived assets are reviewed on an annual basis or whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by that asset. If it is determined that the carrying amount of an asset may not be recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is the estimated value at which the asset could be bought or sold in a transaction between willing parties. There were no impairment charges for the years ended December 31, 2016 and 2015.

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

The Company accounts for its position in tax uncertainties under ASC 740-10. ASC 740-10 establishes standards for accounting for uncertainty in income taxes. ASC 740-10 provides several clarifications related to uncertain tax positions. Most notably, a “more likely-than-not” standard for initial recognition of tax positions, a presumption of audit detection and a measurement of recognized tax benefits based on the largest amount that has a greater than 50 percent likelihood of realization. ASC 740-10 applies a two-step process to determine the amount of tax benefit to be recognized in the financial statements. First, the Company must determine whether any amount of the tax benefit may be recognized. Second, the Company determines how much of the tax benefit should be recognized (this would only apply to tax positions that qualify for recognition.) The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the years ended December 31, 2016 or 2015.

The Company incurred no penalties or interest for taxes for the years ended December 31, 2016 or 2015. The Company is subject to a three-year statute of limitations by major tax jurisdictions. The Company files income tax returns in the U.S. federal jurisdiction.

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

The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company does not believe this will have a material impact on our financial results.

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

NOTE 3. CONCENTRATIONS OF CREDIT RISK

The Company maintains aggregate cash balances, at times, with financial institutions, which are in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). During the year ended December 31, 2016, the FDIC insured deposit accounts up to $250,000. At December 31, 2016, the Company’s cash accounts were all less than the $250,000 FDIC insured amount and as such were insured in full.

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

Operating Segments	For the Year Ended December 31,
	2016	2015
Revenue
Halo Asset Management	$38,319	$975,688
Halo Portfolio Advisors	45,832	1,961,859
Other	1,134,173	163,894
Net Revenue	$1,218,324	$3,101,441

Operating income (loss):
Halo Asset Management	$37,514	$698,287
Halo Portfolio Advisors	60,897	750,385
Less: Corporate expenses (a)	(1,569,631)	(3,229,662)
Operating income (loss):	$(1,471,220)	$(1,780,990)

a.	Corporate expenses include salaries, benefits and other expenses, including rent and general and administrative expenses, related to corporate office overhead and functions that benefit all operating segments. Corporate expenses also include interest expense. Corporate expenses are expenses that the Company does not directly allocate to any segment above. Allocating these indirect expenses to operating segments would require an imprecise allocation methodology. Further, there are no material amounts that are the elimination or reversal of transactions between the above reportable operating segments.

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

All debt of the Company is recorded at the corporate parent companies HCI and HGI. In 2016 and 2015, all interest expense is included in corporate expenses above. Interest expense is discussed in further detail in Notes 9, 10, 11 and 12.

For the years ended December 31, 2016 and 2015, there have been no material transactions between reportable units that would materially affect an operating segment profit or loss. Intercompany transactions are eliminated in the consolidated financial statements.

NOTE 5. GOING CONCERN

There is substantial doubt about the Company’s ability to continue as a going concern within the next year and, as such, these financial statements have been prepared accordingly. The Company has sustained recurring operating losses over the last several years and continues to have negative operating cash flow. Also, the Company will need to restructure or modify its current liabilities in order to avoid default including the promissory note that matured in 2016, further discussed in Note 10 below.

To mitigate this concern, the Company will need to secure additional SaaS licensing or custom development agreements and/or additional financing to fully implement its business plan, including continued growth and establishment of a successful brand in the technology as a service industry. Additionally, the Company is actively seeking growth of its asset units under management, both organically and via new client relationships. Management, in the ordinary course of business, is trying to raise additional capital through sales of common stock as well as seeking financing via equity or debt, or both from third parties. There are no assurances that additional financing will be available on favorable terms, or at all. If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures. The failure to adequately fund its capital requirements could have a material adverse effect on the Company’s business, financial condition and results of operations. Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders, and incurring additional indebtedness could involve an increased debt service cash obligation, the imposition of covenants that restrict the Company operations or the Company’s ability to perform on its current debt service requirements. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has incurred an accumulated deficit of $15,117,073 as of December 31, 2016. However, of the accumulated deficit, $2,110,748 of expense was incurred as stock-based compensation, $626,389 in depreciation expense, and $279,241 in impairment loss on investment in portfolio assets, all of which are noncash expenses. Further, $906,278 of the accumulated deficit is related to the issuance of stock dividends, also non cash reductions. The $3,922,656 total of these non-cash retained earnings reductions represents 26% of the total deficit balance.

NOTE 6. PROPERTY, EQUIPMENT AND SOFTWARE

Property, equipment and software consist of the following as of December 31, 2016 and December 31, 2015, respectively:

Computers and purchased software	$115,577	$147,800
Furniture and equipment	214,227	203,427
	329,804	351,227
Less: accumulated depreciation	(292,510)	(304,055)
	$37,294	$47,172

Depreciation totaled $22,271 and $23,354 for the year ended December 31, 2016 and 2015, respectively. The Company wrote off $33,816 of fully depreciated assets for the year ended December 31, 2016. The depreciation is included in general and administrative expenses in the consolidated statements of operations.

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

NOTE 8. ACCRUED AND OTHER LIABILITIES

The Company had $1,785,338 in accrued liabilities at December 31, 2016. Included in this accrual is $740,669 in accrued interest ($267,339 of this balance is related to interest on the secured asset promissory note discussed in more detail in Note 12) and $949,187 in deferred compensation to several senior management personnel. The Company had $1,328,662 in accrued liabilities at December 31, 2015. Included in this accrual is $423,623 in accrued interest ($245,663 of this balance is related to interest on the secured asset promissory note discussed in more detail in Note 12) and $724,208 in deferred compensation to several senior management personnel.

NOTE 9. NOTES PAYABLE TO RELATED PARTIES

During March 2011, the Company entered into one unsecured promissory note with a related party (a previous company director) in the amount of $250,000 (the “2011 Related Party Note”). The 2011 Related Party Note had a fixed interest amount of $50,000 and a maturity date of July 31, 2011. On September 20, 2011, the 2011 Related Party Note was amended to include the 2011 Related Party Note plus $52,426 of accrued interest for a total note balance of $302,426. The 2011 Related Party Note has a 6% interest rate and is a monthly installment note with final balloon payment at maturity in September 2014. At the time of the filing of these consolidated financial statements, the Company and the related party had not finalized an extended maturity date, and as such the entire $209,825 2011 Related Party Note balance is included in current portion of notes payable to related parties as of December 31, 2016. As of December 31, 2015, the 2011 Related Party Note was $197,636, all of which is included in current portion of notes payable to related parties.

On September 1, 2011, several previous related party notes totaling $370,639 were amended and consolidated (“the 2011 Consolidated Related Party Note”). This note bears interest of 6% and has a maturity date of December 31, 2020. As of December 31, 2015, the 2011 Consolidated Related Party Note balance was $267,569, all of which is included in current portion of notes payable to related parties. As of December 31, 2016, the 2011 Consolidated Related Party Note balance was $267,569 all of which is included in the long term portion of notes payable to related parties.

As of December 31, 2014, a Company director had an outstanding advance to the Company of $500,000 for short term capital. During the twelve months ended December 31, 2015, in exchange for an additional extension and renewal of the loan the director agreed to an interest penalty of $300,000 and the director further agreed to convert all accrued interest of $460,476 into a new debt agreement due October 1, 2016. As of December 31, 2015, the outstanding balance was $960,476. As of December 31, 2016, the outstanding balance was $940,476. The entire balance is included in current portion of notes payable to related parties. The debt accrues interest at a rate of 15%.

As of December 31, 2014, the Company’s President and Chief Legal Officer had an outstanding advance balance of $70,000 for short term capital. During the twelve months ended December 31, 2015, the President advanced an additional $100,000 in working capital and deferred compensation of an additional $200,000 from the Company and was repaid $25,000. As of December 31, 2015, the outstanding advance balance was $345,000 and is due December 28, 2016. As of December 31, 2016, the outstanding advance balance was $345,000. The entire balance is included in current portion of notes payable to related parties. The debt accrues interest at a rate of 15%.

As of December 31, 2013, the Company’s CEO and Director of the Board had an outstanding advance balance of $115,000 for short term capital. During the twelve months ended December 31, 2015, the CEO deferred compensation of an additional $400,000 from the Company. As of December 31, 2015, the outstanding advance balance was $515,000 and is due December 28, 2016. As of December 31, 2016, the outstanding advance balance was $515,000. The entire balance is included in current portion of notes payable to related parties. The debt accrues interest at a rate of 15%.

During the twelve months ended December 31, 2015, the Company redeemed the remaining outstanding shares of Series X Preferred Stock in exchange for promissory notes due on December 28, 2016. The CEO was issued a promissory note from the Company of $209,000. A Company director was issued a promissory note from the Company of $267,771. A related party was issued a promissory note from the Company of $60,000. As of December 31, 2016, the entire balance of $536,771 is included in the current portion of notes payable to related parties. The debt accrues with an interest rate of 8%.

As of December 31, 2016, the notes payable to related party balance totaled $2,834,641, $2,567,072 of which is included in current portion of notes payable to related parties in the consolidated balance sheets. As of December 31, 2015, the notes payable to related party balance totaled $2,822,452, all of which is included in current portion of notes payable to related parties in the consolidated financial statements.

The Company incurred $295,465 and $579,366 of interest expense to directors, officers, and other related parties during the years ended December 31, 2016 and 2015, respectively. Accrued interest due to directors and other related parties totaled $473,189 at December 31, 2016, all of which is included in accrued and other current liabilities. Accrued interest due to directors and other related parties totaled $177,724 at December 31, 2015, all of which is included in accrued and other current liabilities.

NOTE 10. NOTE PAYABLE

In October 2013, the Company entered into a senior unsecured convertible promissory note agreement of $1,500,000. The terms of the note include an interest rate of 15% with a maturity date of October 10, 2016. The Company, although not required, is entitled to capitalize any accrued interest into the outstanding principal balance of the note up until maturity. At the maturity date, all unpaid principal and accrued interest is due. As part of the promissory note, the Company was required to pay origination fees and expenses associated with this note agreement (discussed in Other Assets Note 2), pay the subordinated debt originated in January 2010, pay $375,000 to a related party note held by a director, with the remaining use of proceeds for general corporate purposes including payment of deferred compensation to several management personnel. Additionally, the noteholder has the right, but not the obligation, to convert up to $1,000,000 of the principal balance of the note into common shares of the Company. The $1,000,000 maximum conversion ratio would entitle the noteholder to a maximum total of 10% of the then outstanding common stock of the Company, calculated on a fully diluted basis. Any conversion of the principal amount of this note into common stock would effectively lower the outstanding principal amount of the note. On October 10, 2016, the note matured and the Company entered a series of forbearance extension agreements through December 31, 2016. As of the date of this filing, the Company is in negotiations with the note holder with regard to a long-term restructuring of the note payable. As of December 31, 2016, the note payable balance was $2,417,096, which includes capitalized interest of $917,096. As of December 31, 2015, the note payable balance was $2,099,475, which includes capitalized interest of $599,475.

NOTE 11. SUBORDINATED DEBT

During January 2010, the Company authorized a $750,000 subordinated debt offering (“Subordinated Offering”), which consisted of the issuance of notes paying a 16% coupon with a 1% origination fee at the time of closing. The maturity date of the notes was originally January 31, 2013, however, the subordinated debt holders agreed to an extended maturity date of December 31, 2013. In October 2013, the Company entered into a senior unsecured convertible promissory note (discussed in Note 10) which required the use of those financing proceeds to pay down the subordinated debt. As of December 31, 2016 and 2015, the remaining balance was $0.

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

The Company follows the provisions of ASC 815, “Derivatives and Hedging”. ASC 815 requires freestanding contracts that are settled in a company’s own stock to be designated as an equity instrument, assets or liability. Under the provisions of ASC 815, a contract designated as an asset or liability must be initially recorded and carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires. Accordingly, the Company determined that the warrants should be accounted for as derivative liabilities and has recorded the initial value as a debt discount which will be amortized into interest expense using the effective interest method. As of December 31, 2013, the balance of the debt discount was $0 (fully amortized). Subsequent changes to the marked-to-market value of the derivative liability will be recorded in earnings as derivative gains and losses. As of December 31, 2016, there were 105,333 warrants outstanding with a derivative liability of $520. As of December 31, 2015, there were 105,333 warrants outstanding with a derivative liability of $2,434. The Warrants were valued using the Black-Scholes model, which resulted in the fair value of the warrants at less than $0.01 per share using the following assumptions:

	December 31, 2016	December 31, 2015
Risk-free rate	.44%	.65%
Expected volatility	429.63%	543.97%
Expected remaining life (in years)	0.08	1.00
Dividend yield	0.00%	0.00%

During October 2014, the Company entered into an additional $100,000 subordinated term note with the current holder of the Company’s subordinated debt. The note pays an 18% coupon rate with a maturity date of September 30, 2017. There are no warrants associated with this subordinated term note. Repayment terms of the note include interest only payments through March 31, 2015. Thereafter, level monthly payments of principal and interest are made as calculated on a 60 month payment amortization schedule with final balloon payment due at maturity. The rights of the holder of this note is subordinated to any and all liens granted by the Company to a commercial bank or other qualified financial institution in connection with lines of credit or other loans extended to the Company in an amount not to exceed $3,500,000, and liens granted by the Company in connection with the purchase of furniture, fixtures or equipment. As of December 31, 2016, the remaining balance of this note totals $65,000, all of which is included in current portion of subordinated debt. As of December 31, 2015, the remaining balance of this note totals $85,000, of which $20,000 is included in current portion of subordinated debt.

During June 2016, the Company entered into a $425,000 subordinated term note. The note pays an 12% coupon rate with a maturity date of June 30, 2017. As part of the promissory note, the Company was required to pay origination fees and expenses associated with this note agreement in the amount of $25,500 with the remaining $399,500 in proceeds to be used for general corporate purposes. There are no warrants associated with this subordinated term note. Repayment terms of the note include interest only payments through December 31, 2016. Thereafter, level monthly payments of principal and interest are made as calculated on a 36-month payment amortization schedule with final balloon payment due at maturity. The rights of the holder of this note is subordinated to any and all liens granted by the Company to the holder of the note payable discussed in Note 9 above. During July 2016, the note amount was increased by $150,000 with all other terms remaining the same. As part of principal increase, the Company was required to pay origination fees and expenses associated with this note agreement in the amount of $9,000 with the remaining $141,000 in proceeds to be used for general corporate purposes. As of December 31, 2016, the remaining balance of this note totals $575,000, of which $555,500 is included in current portion of subordinated debt which is net of the accumulated $19,500 in origination fees and expenses.

NOTE 12. SECURED ASSET PROMISSORY NOTE

During December 2010, the Company authorized a debt offering to be secured by real estate assets purchased in connection with Equitas Housing Fund, LLC, (“Equitas Offering”). The Equitas Offering generated $1,200,000 in proceeds. Of the $1,200,000 in proceeds received in December 2010, $300,000 was used to acquire non-performing, residential mortgage notes and the balance was used for mortgage note workout expenses and operational expenses of Halo Asset Management. The Secured Asset Promissory Notes consisted of a 25% coupon. In May 2013, the Secured Asset Promissory Note was paid in full, along with $150,000 of the outstanding accrued interest balance. Halo and the secured asset promissory note holder agreed to include the remaining accrued interest in a promissory note due December 31, 2014. The promissory note will accrue interest at a 10% annual rate, with interest only payments due periodically and final balloon payment due at maturity. At the time of the filing of these consolidated financial statements, the Company and note holder have not finalized an extended maturity date. As such, as of December 31, 2016, the entire accrued interest balance of $267,339 is included in current portion of accrued and other liabilities. As such, as of December 31, 2015, the entire accrued interest balance of $245,663 is included in current portion of accrued and other liabilities.

NOTE 13. RELATED PARTY TRANSACTIONS

For the year ended December 31, 2016 and 2015, HAM recognized monthly servicing fee revenue totaling $33,217 and $360,395, respectively, from an entity that is an affiliate of the Company. Additionally, for the years ended December 31, 2016 and 2015, the Company incurred $0 and $125,000, respectively, in the write off of a note receivable it invested during the three months ended June 30, 2015 in the same affiliate of the Company. The write offs are included in general and administrative expenses on the consolidated statements of operations and discussed further in section Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

For the year ended December 31, 2016 and 2015, the Company incurred interest expense to related parties (See Note 9).

For the year ended December 31, 2016 and 2015 the Company incurred $0 and $20,000, respectively, in expense for business development services to an entity that is an affiliate of the Company.

For the years ended December 31, 2016 and 2015, the Company incurred $15,000 and $35,000, respectively, in consulting expense to an entity that is an affiliate of the Company.

NOTE 14. INCOME TAXES

The following table summarizes the difference between the actual tax provision and the amounts obtained by applying the statutory tax rates to the income or loss before income taxes for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
Tax benefit calculated at statutory rate	34.0%	34.0%
Permanent differences	(0.1)	(0.2)
State Income tax	(0.3)	(0.4)
Total	33.6	33.4

Increase to valuation allowance	(30.6)	(33.9)

Provision for income taxes	(0.5)%	(0.5)%

Deferred tax assets and liabilities are computed by applying the effective U.S. federal and state income tax rate to the gross amounts of temporary differences and other tax attributes including net losses. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At December 31, 2016, the Company believed it was more likely than not that future tax benefits from net operating loss carry-forwards and other deferred tax assets would not be realizable through generation of future taxable income and are fully reserved.

The Company has net operating loss (“NOL”) carry-forwards of approximately $8,700,000 available for federal income tax purposes, which expire from 2024 to 2036. Separately, because of the changes in ownership that occurred on June 30, 2004 and September 30, 2009, prior to GVC merging with HCI, and based on the Section 382 Limitation calculation, the Company will be allowed approximately $6,500 per year of GVC Venture Corp.’s federal NOLs generated prior to June 30, 2004 until they would otherwise expire. The Company would also be allowed approximately $159,000 per year of GVC Venture Corp.’s federal NOLs generated between June 30, 2004 and September 30, 2009 until they would otherwise expire.

Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2016 and 2015 are as follows:

	2016	2015
Net non-current deferred tax assets:
Property and equipment	$21,576	$18,173
Capital loss carryover	635,743	635,743
Stock compensation	279,111	279,111
Deferred Compensation	322,724	246,231
Deferred Revenue	–	6,800
Other	8,074	1,732
Net operating loss carry-forward	2,955,330	2,584,498
Net	4,222,558	3,772,288
Less valuation allowance	(4,222,558)	(3,772,288)
Net deferred taxes	$–	$–

NOTE 15. COMMITMENTS AND CONTINGENCIES

The Company leases its office facilities under a non-cancelable operating sub-lease which provides for a minimum monthly rental payment. Pursuant to an office sub-lease dated June 24, 2016 the Company is obligated to make $9,386 monthly cash payments commencing October 1, 2016, escalating up to $9,704 on March 1, 2017, and again to $10,022 on March 1, 2018 through the termination date of December 31, 2019.

Future minimum rental obligations as of December 31, 2016 are as follows:

Years Ending December 31:
2017	$115,813
2018	119,630
2019	120,267
2020	–
Thereafter	–
Total minimum lease commitments	$355,710

For the year ended December 31, 2016 and 2015, the Company incurred facilities rent expense totaling $46,813 and $72,599, respectively.

In the ordinary course of conducting its business, the Company may be subject to loss contingencies including possible disputes or lawsuits.

NOTE 16. STOCK OPTIONS

The Company granted stock options to certain employees under the HGI 2007 Stock Plan, as amended (the “Plan”). The Company was authorized to issue 2,950,000 shares subject to options, or stock purchase rights under the Plan. These options (i) vest over a period no greater than two years, (ii) are contingently exercisable upon the occurrence of a specified event as defined by the option agreements, and (iii) expire three months following termination of employment or five years from the date of grant depending on whether or not the options were granted as incentive options or non-qualified options. At September 30, 2009, pursuant to the terms of the merger, all options granted prior to the merger were assumed by the Company and any options available for issuance under the Plan but unissued, have been forfeited and consequently the Company has no additional shares subject to options or stock purchase rights available for issuance under the Plan. As of December 31, 2016, 438,300 option shares have been exercised. Total stock options outstanding as of December 31, 2016, total 170,000. The weighted average remaining contractual life of the outstanding options at December 31, 2016 is approximately 0.8 years.

A summary of stock option activity in the Plan is as follows:

Weighted
		Exercise	Average
	Number of	Price	Exercise
	Options	Per Option	Price
Outstanding at December 31, 2014	170,000	$0.01	$0.01
Granted	–	–	–
Exercised	–	–	–
Canceled	–	–	–
Outstanding at December 31, 2015	170,000	$0.01	$0.01
Granted	–	–	–
Exercised	–	–	–
Canceled	–	–	–
Outstanding at December 31, 2016	170,000	$0.01	$0.01

All stock options granted under the Plan and as of December 31, 2016, became exercisable upon the occurrence of the merger that occurred on September 30, 2009. As such, equity-based compensation for the options was recognized in earnings from issuance date of the options over the vesting period of the options effective December 31, 2009. Total compensation cost expensed over the vesting period of stock options was $2,103,948, all of which was expensed as of September 30, 2011.

On July 19, 2010, the board of directors approved the Company’s 2010 Incentive Stock Plan (“2010 Stock Plan”). The 2010 Stock Plan allows for the reservation of 7,000,000 shares of the Company’s common stock for issuance under the plan. The 2010 Stock Plan became effective July 19, 2010 and terminates July 18, 2020. As of December 31, 2015, 20,000 shares had previously been granted (all granted in the year ended December 31, 2012) under the 2010 Stock Plan with an exercise price of $0.34 per option. These are the only shares that have been issued under the 2010 Stock Plan. The shares granted vested immediately and can become exercisable for so long as the Company remains a reporting company under the Securities Exchange Act of 1934. Total compensation cost expensed over the vesting period of the stock options was $6,800, all of which was expensed in the year ended December 31, 2012. As of December 31, 2016, none of the shares issued under the 2010 Stock Plan have been exercised.

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

During March 2015, the Company entered into a $250,000 compromise and settlement agreement with the court appointed receivership holding 17,808,000 shares of the Company’s 21,200,000 common stock noted above. The physical stock certificate was sent to the Company’s transfer agent to immediately cancel those respective outstanding shares of that Agreement. Upon receipt by the transfer agent of the stock certificates noted above, the transfer agent did cancel the respective 21,200,000 shares of common stock. An additional 1,272,000 shares of the company’s common stock, all subject to the clawback provisions of the Agreement have also been sent to the Company’s transfer agent to immediately cancel those respective common shares of that Agreement but as of the time of this filing those shares have not yet been canceled. Some of the shares were returned to the Company by the Transfer Agent requiring a medallion guarantee. The Company expects to have these shares cancelled sometime in 2017. Secondarily, the Company is actively pursuing the procurement of an additional physical certificate from a respective individual still in possession of the common stock certificate. As of the time of these consolidated financials 3,392,000 of the 21,200,000 shares issued as part of the Agreement remain outstanding.

The Company’s total common shares outstanding totaled 48,562,750 at December 31, 2016.

Preferred Stock

In connection with the merger, the Company authorized 1,000,000 shares of Series Z Convertible Preferred Stock with a par value of $0.01 per share (the “Series Z Convertible Preferred”).The number of shares of Series Z Preferred Stock may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series Z Preferred Shares to less than the number of shares then issued and outstanding. In the event any Series Z Preferred Shares shall be converted, (i) the Series Z Preferred Shares so converted shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series Z Preferred Shares set forth in this section shall be automatically reduced by the number of Series Z Preferred Shares so converted and the number of shares of the Corporation’s undesignated Preferred Stock shall be deemed increased by such number. The Series Z Convertible Preferred is convertible into common shares at the rate of 45 shares of common per one share of Series Z Convertible Preferred. The Series Z Convertible Preferred has liquidation and other rights in preference to all other equity instruments. Simultaneously upon conversion of the remaining Series A Preferred, Series B Preferred, and Series C Preferred and exercise of any outstanding stock options issued under the HGI 2007 Stock Plan into Series Z Convertible Preferred, they will automatically, without any action on the part of the holders, be converted into common shares of the Company. Since the merger, in connection with the exercise of stock options into common stock and converted Series A Preferred, Series B Preferred and Series C Preferred as noted above, 82,508 shares of Series Z Convertible Preferred were automatically authorized and converted into shares of the Company’s common stock leaving 917,492 shares of authorized undesignated Preferred Stock in the Company in accordance with the Series Z Convertible Preferred certificate of designation. As of December 31, 2016, there were 82,508 shares of Series Z Preferred authorized with zero shares issued and outstanding.

In April 2012, the Company authorized 100,000 shares of Series E Convertible Preferred Stock (the “Series E Preferred”) with a par value of $0.001 per share, at ten dollars ($10.00) per share with a conversion rate of fifty (50) shares of the Company’s common stock for one share of Series E Preferred. The number of shares of Series E Preferred may be decreased by resolution of the Board; provided, however, that no decrease shall reduce the number of Series E Preferred to less than the number of shares then issued and outstanding. In the event any Series E Preferred Shares shall be converted, (i) the Series E Preferred so converted shall be retired and cancelled and shall not be reissued and (ii) the authorized number of Series E Preferred Shares set forth shall be automatically reduced by the number of Series E Preferred Shares so converted and the number of shares of the Corporation's undesignated Preferred Stock shall be deemed increased by such number. The Series E Preferred Shares rank senior to the Company’s common stock to the extent of $10.00 per Series E Preferred Shares and on a parity with the Company’s common stock as to amounts in excess thereof. The holders of Series E Preferred shall not have voting rights. Holders of the Series E Preferred shall be entitled to receive, when and as declared by the board of directors, dividends at an annual rate of 9% payable in cash or common stock when declared by the board. Holders of Series E Preferred have a liquidation preference per share equal to $10.00. The liquidation preference was $700,000 as of December 31, 2016. Each share of Series E Preferred, if not previously converted by the holder, will automatically be converted into common stock at the then applicable conversion rate after thirty-six months from the date of purchase. As of December 31, 2015, there were 70,000 shares issued and outstanding with total cash consideration of $700,000, convertible into 3,500,000 shares of the Company’s common stock.

The HGI Series A Convertible Preferred Stock (the “Series A Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series A Preferred would be entitled to upon conversion, as defined in the Series A Preferred certificate of designation. The liquidation preference was $840,887, of which $281,388 is an accrued (but undeclared) dividend as of December 31, 2016. Holders of the Series A Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company. The Series A Preferred is convertible into the Company’s common stock at a conversion price of $1.25 per share. The Series A Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company. The Series A Preferred is redeemable at the option of the Company at $1.80 per share prior to conversion. As of December 31, 2016, there have been 127,001 shares of Series A Preferred converted or redeemed. The Series A Preferred does not have voting rights. The Series A Preferred ranks senior to the following capital stock of the Company: (a) Series B Preferred, and (b) Series C Preferred.

The HGI Series B Convertible Preferred Stock (the “Series B Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series B Preferred would be entitled to upon conversion. The liquidation preference was $708,879, of which $248,967 is an accrued (but undeclared) dividend as of December 31, 2016. Holders of the Series B Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company. The Series B Preferred is convertible into the Company’s common stock at a conversion price of $1.74 per share. The Series B Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company. The Series B Preferred is redeemable at the option of the Company at $2.30 per share prior to conversion. As of December 31, 2016, there have been 270,044 shares of Series B Preferred converted or redeemed. The Series B Preferred does not have voting rights. Series B Preferred ranks senior to the following capital stock of the Company: the Series C Preferred.

The HGI Series C Convertible Preferred Stock (the “Series C Preferred”) has a par value of $0.001 per share and has a liquidation preference of the greater of (a) the consideration paid to the Company for such shares plus all accrued but unpaid dividends, if any or (b) the per share amount the holders of the Series C Preferred would be entitled to upon conversion. The liquidation preference was $479,090, of which $169,090 is an accrued (but undeclared) dividend as of December 31, 2016. Holders of the Series C Preferred are entitled to receive, if declared by the board of directors, dividends at a rate of 8% payable in cash or common stock of the Company. The Series C Preferred is convertible into the Company’s common stock at an initial conversion price of $2.27 per share. The Series C Preferred is convertible, either at the option of the holder or the Company, into shares of the Company’s Series Z Convertible Preferred Stock, and immediately, without any action on the part of the holder, converted into common stock of the Company. The Series C Preferred is redeemable at the option of the Company at $2.75 per share prior to conversion. As of December 31, 2016, there have been 28,000 shares of Series C Preferred converted or redeemed. The Series C Preferred does not have voting rights. Series C Preferred ranks senior to the following capital stock of the Company: None.

The Company had issued and outstanding at December 31, 2016, 372,999 shares of Series A Preferred, 229,956 shares of Series B Preferred, and 124,000 shares of Series C Preferred, all with a par value of $0.001.

NOTE 18. SUBSEQUENT EVENTS

There were no other subsequent events to disclose.

